Form 10-K
period 1997-11-30
LNR PROPERTY CORP
filed 1998-03-02
CIK 1043044

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

                         COMMISSION FILE NUMBER 1-13223


                            LNR PROPERTY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     DELAWARE                                 65-0777234
       (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                   760 NORTHWEST 107TH AVENUE, MIAMI, FLORIDA 33172
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)


                                (305) 485-2000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                              NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS:               ON WHICH REGISTERED:
  COMMON STOCK, PAR VALUE 10\C PER SHARE     NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     As of January 23, 1998, 25,143,859 shares of common stock and 10,984,547 shares of Class B common stock (which can be converted into common stock) were outstanding. Of the total shares outstanding, 24,695,134 shares of common stock and 1,086,617 shares of Class B common stock, having a combined aggregate market value (assuming the Class B shares were converted) on that date of $602,648,430 were held by non-affiliates of the registrant.


   DOCUMENTS INCORPORATED BY        PART OF FORM 10-K INTO WHICH
  REFERENCE INTO THIS REPORT          DOCUMENT IS INCOPORATED
      LNR Property Corporation                Part III
         1998 Proxy Statement

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I


     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISK AND UNCERTAINTY. THERE CAN BE NO ASSURANCE THAT THESE FUTURE RESULTS WILL BE ACHIEVED. READERS ARE CAUTIONED THAT A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED BELOW, COULD ADVERSELY AFFECT THE COMPANY'S ABILITY TO OBTAIN THESE RESULTS: (A) ECONOMIC FACTORS WHICH AFFECT THE REAL ESTATE INVESTMENT AND MANAGEMENT INDUSTRY, (B) CHANGES IN REGULATION OF THE REAL ESTATE INDUSTRY AND (C) INCREASED COMPETITION IN THE REAL ESTATE, COMMERCIAL LOANS AND OWNED REAL ESTATE AND COMMERCIAL MORTGAGE BACKED SECURITIES MARKETS.


ITEM 1. BUSINESS


COMPANY OVERVIEW


     LNR Property Corporation ("LNR" and, together with its subsidiaries, the "Company") is a real estate investment and management company, which structures and makes real estate related investments and, through its expertise in developing and managing properties, seeks to enhance the value of those investments. The Company has been engaged in the development, ownership and management of commercial and multi-family residential properties since 1969. LNR's Chairman, Chief Executive Officer and President have been with the Company and have worked together for more than a decade. Over the five years ended November 30, 1997, the Company's revenues and EBITDA increased at compound annual growth rates of 27.7% and 30.4%, respectively. The Company's pro forma revenues and EBITDA for the year ended November 30, 1997, giving effect to the contributions of Lennar to the capital of LNR and the formation of Lennar Land Partners as if they had occurred on December 1, 1996, and adjusting general and administrative costs to eliminate spin-off related costs and add incremental costs for a stand-alone public company, were $180.8 million and $122.8 million, respectively.


     LNR was formed by Lennar Corporation ("Lennar") in June 1997 to separate Lennar's real estate investment and management business from its homebuilding business. On October 31, 1997, Lennar distributed the stock of LNR to Lennar's stockholders in a tax-free spin-off (the "Spin-off"). Activities conducted by Lennar, as predecessor of the Company, of the type currently being conducted by the Company are treated below as historical activities of the Company.


     The Company's real estate investment activities primarily consist of


/bullet/ developing and managing commercial and multi-family residential properties,


/bullet/ acquiring, managing and repositioning commercial and multi-family residential real estate loans and properties,


/bullet/ acquiring, (often in partnership with financial institutions and real estate funds) and managing portfolios of real estate assets,


/bullet/ investing in unrated and non-investment grade rated commercial mortgage-backed securities ("CMBS") as to which the Company has the right to be special servicer (i.e., to oversee workouts of underperforming and nonperforming loans) and


/bullet/ making high yielding real estate related loans and equity investments.


     The Company adjusts its investment focus from time to time to adapt to various phases of the real estate cycle. The Company does not have specific policies as to the type of real estate related assets it will acquire, the percentage of its assets it will invest in particular types of real estate related assets or the percentage of the interests in particular entities it will acquire. Instead, it reviews, at least monthly, the types of real estate related investment opportunities which may at that time be available, the market factors which may affect various types of real estate related investments (including the likelihood of changes in interest rates or availability of investment capital) and other factors which may affect the attractiveness of particular investment opportunities.


     At November 30, 1997, the Company's assets included the following:


                                       BOOK
TYPE OF ASSET                          VALUE       DESCRIPTION/COMMENT
-------------------------------   --------------   -----------------------------------------------------------
                                  (IN MILLIONS)
Commercial properties .........     $   311.9      Multi-family apartment buildings, office and industrial
                                                   buildings, retail centers, hotels, and land.
Real estate loans .............          86.8      Primarily mortgage loans. Also includes loans to
                                                   developers and builders, sometimes with profit
                                                   participations.
Partnerships ..................         159.4      Twelve partnerships with investment banks or real estate
                                                   funds which acquired portfolios of loans and properties,
                                                   as to which the Company is the managing general
                                                   partner. Also, a partnership with Lennar which acquires,
                                                   develops and sells land.
CMBS ..........................         304.7      Unrated or non-investment grade rated tranches of
                                                   CMBS pools acquired at significant discounts from face
                                                   value, as to which the Company has the right to be
                                                   special servicer and therefore can attempt to increase
                                                   collections of underlying loans.
Cash and other assets .........         160.5      Cash at November 30, 1997 ($34.1 million unrestricted
                                    ---------      and $56.6 million restricted, of which $44.9 million was
                                                   collateral for a letter of credit) was unusually high
                                                   because of a Lennar capital contribution in connection
                                                   with the Spin-off. Other assets primarily include deferred tax credits.
  Total .......................     $ 1,023.3
                                    =========

     At the time of the Spin-off, LNR entered into a Separation and Distribution Agreement with Lennar under which, among other things, they agreed that at least until 2002, they would not engage in the respective businesses in which, when the Separation and Distribution Agreement was signed, the other of them was engaged, or anticipated becoming engaged, except in limited areas in which their then activities, or anticipated activities, overlapped.


REAL ESTATE INVESTMENTS AND RELATED ACTIVITIES


COMMERCIAL AND MULTI-FAMILY RESIDENTIAL RENTAL REAL ESTATE


     In 1969 Lennar began engaging in the development, ownership and management of commercial and residential multi-family rental real estate. Its initial activities of this type included acquiring an apartment complex, and building and operating small office buildings, local regional shopping centers and other commercial and industrial facilities on properties being developed as part of Lennar's homebuilding operations. Gradually, this was expanded to general development, acquisition and active management of commercial and residential multi-family rental real estate, as well as acquiring land for development and sale or leasing for commercial uses. Among other things, these activities helped offset the cyclical nature of Lennar's homebuilding business. The Company has developed a staff of in-house real estate professionals to engage in those activities, including on-site management, leasing and maintenance personnel, and accounting and management personnel located at several offices. It also, in some instances, has used outside management companies to perform day-to-day activities. In those instances, employees of the Company have closely supervised the operation of the commercial properties and the activities of the outside management companies. At November 30, 1997, the Company's portfolio included 14 shopping centers with 1.5 million square feet of rentable space, five office buildings with 1.1 million square feet of rentable space, two industrial properties, 3,348 apartment units, a mobile home park and two hotels.


     The shopping centers the Company owns and operates include six small regional shopping centers (sometimes referred to as "strip centers") with between 12,000 square feet and 36,400 square feet of store space, as well as parking areas and public areas, and eight larger shopping centers, with 71,000 square feet to 599,000 square feet of store space. All the small regional centers are located in Florida. Of the larger shopping centers, six are in Florida and two are in Arizona.


     The Company's five office buildings range from one to 36 stories and have an aggregate of 1.1 million square feet of rentable office space. Two of the office buildings are in Florida, two are in Georgia and one is in Louisiana. The Company's industrial properties are located in Florida and California and consist of 80,000 square feet and 382,000 square feet, respectively, of usable floor space. The Company's ten apartment properties range in size from 96 to 712 units, eight of which are located in Florida, one is located in Virginia and one is located in Colorado.


     The two hotels owned by the Company have a total of 462 rooms. One is managed by the Company and the other is managed by a national chain under a management contract which can be terminated by either party on 10 days' notice.


     In addition to the Company's operating properties, the Company owns commercially zoned land, 1.6 million square feet of which is leased under ground leases, and 865.6 acres of which is to be used for specific projects or sold.

     The Company maintains a program of liability, property loss and damage and other insurance which covers all the Company's properties and which the Company believes is adequate to protect it against all reasonably foreseeable material insurable risks.

     The net book value and operating results at November 30, 1997 and for the year ended on that date with regard to various types of properties owned by the Company, and related furniture, furnishings and equipment, were as follows:

                                                                                    NET
                                                                                 OPERATING      NOI AS A
                                                      NET BOOK     OCCUPANCY       INCOME       % OF NET
                                                        VALUE         RATE         (NOI)       BOOK VALUE
                                                     ----------   -----------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Stabilized operating properties
 Commercial ......................................    $ 62,949       85%          $11,031         18%
 Multi-family ....................................      38,527       91%            7,712         20%
 Hotel and other .................................      16,195       75%            3,689         23%
Under development or repositioning
 Commercial ......................................      65,629                      3,976
 Multi-family ....................................      42,172                         46
                                                      --------                    -------
Total operating properties .......................     225,472                     26,454
Furniture, fixtures and equipment ................       3,126                         --
Land held for investment .........................      83,297                         --
                                                      --------                    -------
Total operating properties and equipment .........    $311,895                    $26,454
                                                      ========                    =======

     The Company's financing strategy with regard to its real estate portfolio is normally to obtain financing secured by specific assets when the Company acquires them. This type of financing usually is short- or intermediate-term. However, the Company sometimes seeks more permanent financing in cases where the market for an asset makes long-term debt an attractive option and the loan can be assumed or prepaid.


     The Company has agreed to acquire Affordable Housing Group ("AHG"), a group of entities which owns 41 multi-family and senior housing properties, with approximately 6,000 residential rental apartments, many of which qualify for low-income tax credits under Section 42 of the Internal Revenue Code. Of the apartments, 49% are located in the Northwestern United States, 17% are located in the Southwest, 15% are located in the East, 13% are located in the Far West, and the remainder are located in the Southeast and Midwest. Approximately 82% of the apartments were constructed by AHG or under its supervision. AHG acquired the other apartments after they were completed. The purchase price for AHG will be approximately $86 million and the Company will assume obligations to make future investments in properties totaling $44 million, subject to certain adjustments. The Company expects that after the acquisition, AHG, as part of the Company, will continue developing, acquiring and operating residential apartments which qualify for low-income tax credits.


PORTFOLIOS OF COMMERCIAL MORTGAGE LOANS AND OWNED REAL ESTATE


     In 1992, the Company began acquiring, directly and through partnerships, portfolios of commercial mortgage loans and related pools of owned real estate assets. Its first transaction of this type was a partnership with The Morgan Stanley Real Estate Fund, which acquired from Resolution Trust Corporation a portfolio of almost $1 billion face value of assets consisting of more than 1,000 mortgage loans and 65 properties. Since 1992, the Company has formed 11 additional partnerships with several different investment banking firms and real estate funds to purchase and handle workout activities regarding portfolios of distressed commercial loans and related real estate. The Company's partners in these additional partnerships included affiliates of Banc One\Orix, Blackrock Group, BT Alex. Brown Incorporated, Credit Suisse First Boston Corporation, Deutsche Morgen Grenfell, Donaldson, Lufkin & Jenrette Securities Corporation, First Chicago Capital Corporation, Lehman Brothers Inc., Morgan Stanley, Dean Witter, Discover & Co. and Westbrook Partners. Involvement of these partners both gave the Company access to investment opportunities it might not otherwise have had and reduced the amount the Company had to invest to acquire interests in large portfolios.


     In each of these partnerships, a subsidiary formed by the Company acts as the managing general partner and conducts the business of the partnership. The partnership portfolio acquisitions in 1993 included a portfolio of real estate assets with a face amount of more than $2 billion, in what the Company believes is one of the largest real estate portfolio acquisitions ever to take place in the United States. The Company earns management fees and asset disposition fees from the partnerships and has carried interests in cash flow and sale proceeds once the partners have recovered their capital and achieved specified returns. The Company's investments ranged from 15% to 50% of the partnerships' capital and totalled $165 million, out of a total of $684 million invested in the partnerships. By November 30, 1997, the partnerships had distributed a total of $1.1 billion to the partners, of which $331 million had been distributed to the Company. Distributions to the Company included management and asset disposition fees totaling approximately $50 million. As the U.S. real estate markets strengthened in 1996 and 1997, substantially fewer large real estate portfolios become available at what the Company viewed as attractive prices. The Company has not participated in a partnership which acquired a portfolio of under-performing real estate assets in the United States since August 1996 (although the Company recently became part of a partnership to acquire a portfolio of underperforming and nonperforming commercial mortgage loans in Japan). However, it has continued to acquire individual underperforming real estate assets. Currently, the partnerships the Company formed are engaged primarily in enhancing and disposing of assets in the portfolios they acquired, as well as collecting sums paid with regard to portfolio assets. Since June 1992, the Company has also acquired directly three portfolios of real estate assets with face amounts of between $21 million and $75 million.


     The portfolio loans consist primarily, but not entirely, of fixed rate first mortgage loans secured by office and industrial buildings, shopping centers and multi-family residential properties. They are not covered by credit insurance.

     The principal activity of the Company with respect to distressed portfolios (whether owned by partnerships or directly owned by the Company) is to manage the workout of nonperforming loans, including negotiating new or modified financing terms and foreclosing on defaulted loans. The assets generally are held only as long as is required to enhance their value and prepare them for sale. Approximately 20% to 25% of each portfolio is turned over each year. The Company believes its workout and property rehabilitation skills are the principal reasons financial institutions have sought the Company as a partner in acquiring portfolios of distressed assets and have given the Company management control of the partnerships.


     Debt financing for partnerships' acquisitions of real estate related asset portfolios has usually been on a nonrecourse basis and with no guaranties by the Company or any other of the partners. In some cases, the lender must be repaid in full before a partnership can make cash distributions to the Company and its partners. The Company's financing strategy with regard to real estate related asset portfolios in which it invests directly is to seek short term floating rate financing which matches the underlying loans. This type of financing usually gives lenders recourse to the LNR subsidiaries which acquire particular asset portfolios.


INVESTMENTS IN CMBS


     As a further use of its loan and real estate workout capabilities, the Company acquires unrated and non-investment grade rated subordinated CMBS and provides "special servicing" for the mortgage pools to which they relate. Fitch IBCA, Inc., which rates special servicers of CMBS on the basis of management team, organizational structure, operating history, workout and asset disposition experience and strategies, information systems, investor reporting capabilities and financial resources, has given the Company Fitch's highest rating. At November 30, 1997, the Company was entitled to be the special servicer with regard to 36 securitized commercial mortgage pools and owned unrated junior CMBS related to 33 of those pools. Special servicing is the business of managing and working out the problem assets in a pool of commercial mortgages or other assets. For example, when a mortgage in a securitized pool goes into default, the special servicer negotiates with the borrower on behalf of the pool to resolve the situation. The Company uses as special servicer essentially the same workout skills it applies with regard to its distressed assets portfolios. Because the holders of the unrated CMBS receive everything that is collected after the more senior levels of CMBS have been paid in full, the Company and other holders of unrated CMBS are the principal beneficiaries of increased collections. Therefore, ownership of the unrated CMBS gives the Company an opportunity to profit from its special servicing in addition to receiving fees for being special servicer. The Company has not purchased unrated CMBS unless it has had the right to be the special servicer of the mortgage pools to which they relate.


     The Company also, in some instances, purchases non-investment grade rated subordinated CMBS relating to commercial mortgage pools as to which the Company will act as special servicer. The Company expects to receive a yield on these securities based on the stated interest and amortization of the Company's purchase discount. However, if, as senior CMBS issued with regard to a pool begin to be paid down, the performance of the pool exceeds initial expectations, then the ratings of the subordinated CMBS are sometimes upgraded by the rating agencies. This increases their market values and gives the Company an opportunity to achieve gains on sale of the securities, as well as receiving the stated interest while it holds them. Therefore, purchases of non-investment grade rated subordinated securities, like purchases of unrated junior securities, are a means for the Company to profit from its workout skills.


     Particularly in periods of falling interest rates, there often are prepayments of mortgages underlying CMBS. Because the Company usually purchases CMBS at significant discounts from their face amounts, prepayments tend to increase the Company's yield as a percentage of its investment.


     The Company is currently financing its purchases of CMBS through short term repurchase obligations and under its short term revolving credit lines.

     The following are the CMBS held by the Company at November 30, 1997:

                                              FACE       INTEREST       BOOK      % OF FACE       CASH          BOOK
                                             AMOUNT        RATE        VALUE        AMOUNT      YIELD(1)      YIELD(2)
                                           ----------   ----------   ---------   -----------   ----------   -----------
                                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
BB rated or above ......................    $ 88,828        7.93%    $ 69,490        78.2%        10.15%        10.15%
B rated ................................     149,684        8.49%     102,786        68.7%        12.43%        12.43%
Unrated ................................     457,213        7.63%      95,165        21.5%        34.49%        11.85%
Unrealized gains on securities .........          --          --       37,219          --            --            --
                                            --------        ----     --------        ----         -----         -----
  Total CMBS portfolio .................    $695,725        8.31%    $304,660        43.8%        19.54%        11.22%
                                            ========        ====     ========        ====         =====         =====

----------------
(1) Cash yield is determined by annualizing the actual cash received during the month of November 1997, and dividing the result by the book value at November 1, 1997.
(2) Book yield is determined by annualizing the interest income for the month of November 1997, and dividing the result by the book value at November 1, 1997.

COMMERCIAL REAL ESTATE LENDING

     The Company holds mortgage loans made with regard to commercial properties or properties being developed as residential communities, and loans made to the developers and builders themselves. At November 30, 1997, the Company held eight mortgage loans with a total outstanding principal balance of $74.4 million and four loans to developers and builders with a total outstanding principal balance of $21.2 million. The states in which the properties securing the Company's mortgage loans were located were as follows:

                        PRINCIPAL AMOUNT
STATE                       OF LOANS
--------------------   -----------------
                         (IN THOUSANDS)
Nevada .............        $52,760
California .........         26,288
Florida ............          8,341
New Jersey .........          4,500
Texas ..............          3,704
                            -------
                            $95,593
                            =======

     The mortgage loans are primarily first mortgage loans secured by office buildings, shopping centers, hotels or land acquired for development. The mortgage loans on residential communities are usually subordinate to construction loans, and provide the Company, in addition to interest income, participation in profits after the developer or builder has achieved specified financial targets. The types of loans held by the Company at November 30, 1997, were as follows:

                                         PRINCIPAL AMOUNT
TYPE OF LOAN                                 OF LOANS
-------------------------------------   -----------------
                                          (IN THOUSANDS)
Mortgage loans
 Convention center ..................        $45,000
 Office buildings ...................         17,401
 Residential land ...................          7,064
 Hotel ..............................          4,500
 Shopping center ....................          3,704
 Industrial park ....................          1,671
 Recreation facility ................            368
 Warehouse ..........................            297
Developer and builder loans .........         15,588
                                             -------
                                             $95,593
                                             =======

     The Company identifies opportunities to make commercial and residential development loans through brokers and relationships with other real estate companies and developers.


     The Company evaluates possible loans with in-house personnel, who perform site visits and do market, demographic and financial analyses with regard to the collateral for the loans. The Company applies guidelines, which change from time to time depending on the type of property and market conditions, relating to loan-to-value ratio, debt coverage and other financial ratios. In most instances the guidelines the Company has applied have been similar to those applied in evaluating commercial mortgages for inclusion in mortgage securitizations (although the Company has not to date securitized any of the commercial loans it originated for its own account). Sometimes the Company has made subordinated loans to which it applies other guidelines, but which bear interest at rates which are higher than those on senior commercial mortgage loans, and some of which provide the Company participation in profits from the underlying properties.


     The Company finances its commercial real estate lending activities with a $50 million credit line, supplemented by the Company's general funds, which include funds available under its revolving credit lines or repurchase obligation lines.


LENNAR LAND PARTNERS


     Before the Spin-off, Lennar and the Company transferred to Lennar Land Partners (the "Land Partnership"), which is 50% owned by the Company and 50% owned by Lennar, parcels of land or interests in land and other assets which had a total book value on Lennar's books at October 31, 1997 of approximately $372.4 million. This land was acquired by Lennar primarily to be used for residential home development. It consists of approximately 31,000 potential home sites in 35 communities, of which 19 communities with 19,300 potential home sites are in Florida, two communities with 760 potential home sites are in Arizona, five communities with 4,800 potential home sites are in Texas and nine communities with 6,500 potential home sites are in California. Approximately 8% of the land was developed and ready to be built upon, 49% of the land was in various stages of development and 43% of the land was totally undeveloped. The parcels of land or interests in land contributed by the Company had been contributed to the Company by Lennar so the Company could contribute them to the Land Partnership and receive a 50% interest in the Land Partnership.


     When Lennar contributed that land to the Company and to the Land Partnership, Lennar retained options to purchase up to approximately 22% of the contributed land at prices it established. The remaining land is available for sale to independent homebuilders or to Lennar at prices determined from time to time, which, as is discussed below, must be approved by LNR.


     The Land Partnership has an agreement with Lennar under which Lennar, for a fee, administers all day-to-day activities of the Land Partnership, including overseeing planning and development of properties and overseeing sales of land to Lennar and other builders.


     The Land Partnership is governed by an Executive Committee consisting of representatives of Lennar and of the Company, with Lennar's representatives and the Company's representatives each having in total one vote. This, in effect, gives each of Lennar and the Company a veto with regard to matters presented to the Executive Committee. LNR's by-laws require that all significant decisions relating to the Land Partnership be approved by a Board of Directors committee consisting entirely of directors who have no relationship with Lennar.


     Lennar may, but will be under no obligation to, offer additional properties to the Land Partnership. Lennar will be free to acquire properties for itself without any consideration of whether those properties might have been appropriate for the Land Partnership. The Company will, in effect, be able to veto any proposals that the Land Partnership acquire properties proposed by Lennar. Arrangements with regard to particular properties might include, (i) options to Lennar to purchase all or portions of properties, (ii) rights of first refusal for Lennar to acquire lots if other builders propose to acquire them, or buy/sell arrangements under which, if Lennar wanted to purchase lots on which it did not have an option, it would propose a purchase price and the Company would have the option to approve the sale to Lennar at that price or itself to purchase the lots for that price (probably in order to resell them to someone who would be willing to pay a higher price).


     The Company might seek to acquire commercial portions of properties owned or acquired by the Land Partnership or options relating to them. If it did, Lennar could, if it wanted to do so, veto acquisitions by the Company.


     The Land Partnership has a $125 million revolving line of credit, and a $100 million term loan, each of which matures in 2001. LNR and Lennar jointly and severally guaranty the Land Partnership's obligations under these credit facilities. Many of the Land Partnership assets are subject to nonrecourse mortgage loans. The revolving line of credit is available to supplement financing which is available with regard to specific properties. As of December 31, 1997, there was $4 million outstanding under the revolving line of credit, and $100 million outstanding under the term loan.


COMPETITION


     In virtually all aspects of its activities, the Company competes with a variety of real estate development companies, real estate investment trusts ("REIT"), investment firms, investment funds and others. The principal area of competition is for the purchase of real estate assets and securities at prices which the Company can achieve its desired returns. As the real estate markets have improved over the past two years, the Company has encountered increased competition in several of the markets in which it competes, including the purchase of certain types of real estate and CMBS as well as real estate lending. The Company believes that its access to investment opportunities through its relationships and presence in markets across the country, its ability to quickly underwrite and evaluate those opportunities and its expertise in real estate workout and management helps the Company to compete effectively in the purchase of such assets. In addition, the Company's experience in adding value to real estate and its top rating as a special servicer to CMBS transactions often attracts other investors with attractive investment opportunities but who do not have those skills.


     Competitive conditions relating to shopping centers, office buildings, industrial properties, residential apartment buildings and hotels owned or operated by the Company vary depending on the locations of particular properties. Most often these facilities compete for tenants or other users based on their locations, the facilities provided and the pricing of the leases or room rates. As general economic conditions have improved over the past year, occupancies have generally increased in many of the Company's markets, which has helped to reduce the amount of competition in existing properties and has allowed for, in certain instances, new development.


     Although properties owned by the Company may be significant competitors in some of the areas in which they are located, the Company is not a significant national competitor with regard to any of the properties it owns or any type of real estate securities, except that, based on industry sources regarding issuances of CMBS, the CMBS as to which the Company had the right to assume the special servicing represented 17.6% and 12.8% of all the CMBS issued in 1996 and 1997, respectively.


REGULATION


     Commercial properties owned by the Company or partnerships in which it participates must comply with a variety of state and local regulations relating to, among other things, zoning, treatment of waste, construction materials which must be used and some aspects of building design.


     In its loan workout activities, the Company is required to comply with a number of Federal and state laws designed to protect debtors against overbearing loan collection techniques. However, in most instances, laws of this type apply to consumer level loans (including home mortgages), but do not apply to commercial loans.

     The Company's hotels have to be licensed to conduct various aspects of their businesses, including sales of alcoholic beverages.


EMPLOYEES


     At November 30, 1997, the Company had 327 full time and 67 part time employees, of whom 10 were senior management, 20 were corporate staff, 163 were hotel personnel and 201 were engaged in asset acquisitions, loan workouts and rehabilitation and disposition of properties.


     None of the Company's employees are members of unions. The Company believes its relationships with its employees are good.


ITEM 2. PROPERTIES


     For information about properties owned by the Company for use in its commercial activities, see Item 1.


     The Company maintains its principal executive offices at 760 Northwest 107th Avenue, Miami, Florida, in a building which was built and is owned by the Company. Those offices occupy approximately 11,240 square feet. Additional Company offices are located in various office buildings owned by the Company and in one leased facility.


ITEM 3. LEGAL PROCEEDINGS


     The Company is not subject to any legal proceedings other than suits relating to properties it owns which the Company views as an ordinary part of its business and most of which are covered by insurance. LNR believes these suits will not, in aggregate, have a material adverse effect upon the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


     The Company's common stock currently is listed on the New York Stock Exchange under the symbol LNR. At January 23, 1998, there were 714 stockholders of record of the Company's common stock. The foregoing number does not include beneficial holders of the Company's common stock. The high and low sales prices of the common stock for the quarter since November 3, 1997, the date the Company commenced trading on the New York Stock Exchange, are set forth below:


                                             1997
                                     ---------------------
                                        HIGH        LOW
                                     ---------   ---------
          Fourth Quarter .........    $25 3/4     $22 1/8

     The above quotations reflect interdealer prices, without retail markup, mark down or commission, and may not necessarily represent actual transactions. During the fourth quarter of 1997, the Company declared and paid cash dividends of $.0125 per common share.



ITEM 6. SELECTED FINANCIAL DATA


     The following table represents selected consolidated financial information of the Company. The selected financial data set forth below should be read in conjunction with the consolidated financial statements, the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                                                  YEARS ENDED NOVEMBER 30,
                                               ---------------------------------------------------------------
                                                     1997           1996        1995        1994        1993
                                               ---------------   ---------   ---------   ---------   ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS (2)
 Revenues
  Real estate ..............................     $  74,410         62,884      67,440      55,063     39,381
  Partnerships and joint ventures  .........        39,272         67,345      39,263      31,974     13,611
  CMBS and loans ...........................        51,067         33,207      23,202      12,766      8,694
  Other ....................................         2,734             --       2,910       2,016      1,387
                                                 =========         ======      ======      ======     ======
   Total revenues ..........................     $ 167,483        163,436     132,815     101,819     63,073

 EBITDA ....................................       105,132        103,896      86,770      63,499     36,401
 Interest expense ..........................        26,584         20,513      14,692       5,688      3,378
                                                 ---------        -------     -------     -------     ------
 Net earnings ..............................        44,218         47,255      40,508      32,498     18,574

 Per share amounts
  Net earnings .............................     $    1.21             --          --          --         --
  Cash dividends ...........................        0.0125(1)          --          --          --         --
 Pro forma data
  Revenues .................................     $ 180,775             --          --          --         --
  Net earnings .............................        56,297             --          --          --         --
  Net earnings per share ...................          1.55             --          --          --         --

                                                                      NOVEMBER 30,
                                            -----------------------------------------------------------------
                                                  1997            1996        1995        1994        1993
                                            ----------------   ---------   ---------   ---------   ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
FINANCIAL POSITION (2)
 Total assets ...........................     $  1,023,337      752,968     652,400     547,722     310,355
 Businesses
  Real estate ...........................          311,895      294,443     274,343     282,636     217,177
  Investments in partnerships ...........          159,359      110,180     141,541     106,637      39,409
  CMBS and loans ........................          391,509      328,283     217,224     144,393      40,314
 Total debt .............................          391,171      354,406     252,256     119,935      34,163
 Parent Company investment ..............               --      367,048     370,903     396,403     266,965
 Stockholders' equity ...................          569,088           --          --          --          --
 Stockholders' equity per share .........            15.75           --          --          --          --

 Shares outstanding
  Common stock ..........................           25,144           --          --          --          --
  Class B common stock ..................           10,984           --          --          --          --
                                              -------------     -------     -------     -------     -------
   Total ................................           36,128           --          --          --          --
                                              =============     =======     =======     =======     =======

----------------
(1) 1997 dividends reflect the dividend declared and paid in the fourth quarter.
(2) The Company was formed in June 1997 and spun-off from Lennar Corporation on October 31, 1997. The above information has been prepared and presented to reflect the Company as a separate consolidated group for the periods presented. Previous historical results of operations and historical cost bases of assets and liabilities have been extracted from Lennar Corporation's financial statements. Pro forma data is shown after giving effect to a retroactive contribution by the Company to Lennar Land Partners; a one-time adjustment to remove Spin-off related costs and add costs associated with creating a stand-alone public company; reductions to interest expense due to the use of proceeds from funds advanced from Lennar to repay debt and adjustment to taxes to represent the estimated income tax effect of the pro forma adjustments to the Company's effective tax rate of 39%.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS INFORMATION WHICH CONSTITUTES FORWARD LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD LOOKING STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE (I) CHANGES IN INTEREST RATES, (II) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH THE COMPANY OWNS PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY THE COMPANY ARE LOCATED, (III) NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, AND (IV) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS.


OVERVIEW

     LNR Property Corporation (the "Company") was formed by Lennar Corporation ("Lennar") in June 1997 to separate Lennar's real estate investment and management business from its homebuilding business. Lennar contributed to the Company all of the Lennar subsidiaries which were engaged in businesses described in the following paragraph and assets of other Lennar subsidiaries which were used primarily in connection with those businesses. On October 31, 1997, Lennar distributed the stock of the Company to Lennar's stockholders in a tax-free spin-off. The Company and Lennar have entered into a Separation and Distribution Agreement, and may enter into other agreements, providing for the separation of the companies into independent groups and governing various relationships between them.

     The Company is engaged primarily in (i) developing and managing commercial and multifamily residential properties, (ii) acquiring, managing and repositioning commercial and multi-family residential real estate loans and properties, (iii) acquiring (often in partnership with financial institutions or real estate funds) and managing portfolios of real estate assets, (iv) investing in unrated and non-investment grade rated commercial mortgage-backed securities ("CMBS") as to which the Company has the right to be special servicer, and (v) making high yielding real estate related loans and equity investments. For the following discussion, these businesses are grouped as follows: (i) real estate operations, (ii) CMBS and loans and (iii) partnerships and joint ventures.


     The combined results of operations of the Company for the periods prior to November 1, 1997, were extracted from the financial statements of Lennar using the historical results of operations and historical cost basis of the assets and liabilities of Lennar's real estate investment and management businesses. Additionally, the results of operations include revenues and expenses that were not historically recorded as part of those businesses, but were primarily associated with them. Management believes the assumptions underlying the Company's results of operations are reasonable. However, those results may not reflect the results of operations the Company would have realized if it had operated as a separate stand-alone group during the periods presented, rather than as part of the larger Lennar enterprise.


     The following is a summary of the Company's results of operations for the years ended November 30, 1997, 1996 and 1995 after allocating among the core business lines certain non-corporate general and administrative expenses. The pro forma financial information has been prepared to reflect the effect, as though they had occurred on December 1, 1996, of (i) the Company's 50% interest in the earnings of Lennar Land Partners, (ii) the elimination of costs related to the Spin-off and addition of incremental administrative costs associated with operating as a stand-alone public company, (iii) reductions in interest expense due to the use of proceeds from funds advanced by Lennar to repay debt and (iv) the estimated income tax effect of the pro forma adjustments to the Company's effective tax rate of 39.0%.



                                                  PRO                        ACTUAL
                                                 FORMA      -----------------------------------------
                                                 1997           1997           1996           1995
                                             ------------   ------------   ------------   -----------
                                                                  (IN THOUSANDS)
Revenues
 Real estate operations ..................    $  74,410         74,410         62,884        67,440
 CMBS and loans ..........................       51,067         51,067         33,207        23,202
 Partnerships and joint ventures .........       52,564         39,272         67,345        39,263
 Corporate and other .....................        2,734          2,734             --         2,910
                                              ---------         ------         ------        ------
Total revenues ...........................      180,775        167,483        163,436       132,815
                                              ---------        -------        -------       -------
Operating expenses
 Real estate operations ..................       44,663         44,663         46,683        38,296
 CMBS and loans ..........................        2,547          2,547          1,813           604
 Partnerships and joint ventures .........        3,104          3,104          6,113         5,339
 Corporate and other .....................       13,689         18,097         10,847         7,477
                                              ---------        -------        -------       -------
Total operating expenses .................       64,003         68,411         65,456        51,716
                                              ---------        -------        -------       -------
Operating earnings
 Real estate operations ..................       29,747         29,747         16,201        29,144
 CMBS and loans ..........................       48,520         48,520         31,394        22,598
 Partnerships and joint ventures .........       49,460         36,168         61,232        33,924
 Corporate and other .....................      (10,955)       (15,363)       (10,847)       (4,567)
                                              ---------        -------        -------       -------
Total operating earnings .................      116,772         99,072         97,980        81,099
Interest expense .........................       24,484         26,584         20,513        14,692
Income tax expense .......................       35,991         28,270         30,212        25,899
                                              ---------        -------        -------       -------
Net earnings .............................    $  56,297         44,218         47,255        40,508
                                              =========        =======        =======       =======

RESULTS OF OPERATIONS


PRO FORMA YEAR ENDED NOVEMBER 30, 1997 COMPARED TO ACTUAL YEAR ENDED NOVEMBER 30, 1997


     Pro forma net earnings for the year ended November 30, 1997 were $56.3 million, or $1.55 per share compared with actual net earnings of $44.2 million, or $1.21 per share. The increase over actual resulted from pro forma adjustments made to reflect the Spin-off and formation of Lennar Land Partners as of the beginning of the year.


ACTUAL YEAR ENDED NOVEMBER 30, 1997 COMPARED TO YEAR ENDED NOVEMBER 30, 1996


     Net earnings for the year ended November 30, 1997 were $44.2 million. This represented a decrease of 6.4% from the prior year net earnings of $47.3 million. The decrease resulted primarily from (i) lower earnings from partnerships and joint ventures as some of the more mature partnerships wind down, (ii) the costs associated with the Spin-off offset by increases in (a) interest income and servicing fees derived from the Company's growing CMBS portfolio and (b) higher gains on sales of real estate properties and CMBS.


     Operating earnings were generated from the Company's core main business lines in the following proportions: 26% from real estate operations, 42% from CMBS and loans and 32% from partnerships and joint ventures. This compares with 15%, 29% and 56%, respectively, for the prior year. The shift in these percentages from 1996 to 1997 was the result of higher gains from the sale of real estate assets, higher net income from a growing CMBS portfolio and lower earnings from the more mature partnerships and joint ventures during 1997.


YEAR ENDED NOVEMBER 30, 1996 COMPARED TO YEAR ENDED NOVEMBER 30, 1995


     Net earnings for the year ended November 30, 1996 were $47.3 million. This represented an increase of 16.7% over the prior year net earnings of $40.5 million. The increase resulted primarily from increased earnings from partnerships and joint ventures due to higher sales of and gains on operating properties and loans within the partnerships and higher interest income and servicing fees resulting from purchases of CMBS, partially offset by lower gains on sales of real estate properties.


     Operating earnings were generated from the Company's three core business lines in the following proportions: 15% from real estate operations, 29% from CMBS and loans and 56% from partnerships and joint ventures. This compares with 34%, 26% and 40%, respectively, for the prior year. The shift in these percentages from 1995 to 1996 was the result of lower gains on sales of real estate, offset by (i) substantially higher earnings from partnerships and joint ventures due to substantially higher sales of and gains on assets within the partnerships, and (ii) higher interest income resulting from purchases of CMBS.



REAL ESTATE OPERATIONS


                                             1997        1996        1995
                                          ----------   --------   ---------
                                                   (IN THOUSANDS)
Rental income .........................    $56,334      59,215     51,664
Gains on sales of real estate .........     18,076       3,669     15,776
                                           -------      ------     ------
  Total revenues ......................     74,410      62,884     67,440
                                           -------      ------     ------
Cost of rental operations .............     35,767      38,784     30,890
Other operating expenses ..............      2,836       1,983      1,735
Depreciation ..........................      6,060       5,916      5,671
                                           -------      ------     ------
  Total operating expenses ............     44,663      46,683     38,296
                                           -------      ------     ------
  Operating earnings ..................    $29,747      16,201     29,144
                                           =======      ======     ======

NOTE: ACTUAL AND PRO FORMA RESULTS ARE IDENTICAL FOR 1997.

     Total revenues from real estate operations include the rental income from operating properties plus gains on sales of those properties. Operating expenses include the direct costs of operating those properties and the overhead associated with managing them.


YEAR ENDED NOVEMBER 30, 1997 COMPARED TO YEAR ENDED NOVEMBER 30, 1996


     Overall, operating earnings from real estate property increased to $29.7 million for the year ended November 30, 1997 from $16.2 million for 1996. The increase was due primarily to greater gains on sales of real estate properties in 1997 as the Company sold those properties it believed had reached their optimal values. In addition, the stronger real estate economy in 1997 contributed to the higher sales prices for those assets sold. The increases were also due to the shift in investments over the past few years from large portfolios of assets in off-balance sheet partnerships and joint ventures to individual asset acquisitions that are recorded directly on the Company's balance sheet and statement of earnings.


     Although sales of real estate property were approximately $82.4 million during 1997, the balance of operating properties and equipment, net and land held for investment increased by $17.5 million during the year primarily as a result of approximately $101.3 million in acquisitions. A majority of those acquisitions were for operating properties which are being developed or where the Company believes it can improve net operating earnings and/or ultimate sales value, although there can be no assurance that the Company will be successful. As of November 30, 1997, approximately 48% of the Company's operating property portfolio based on book value had not reached stabilized occupancy and the anticipated improvements in operating earnings will not be recognized until future periods.


     Total rental income decreased to $56.3 million in 1997 from $59.2 million in 1996. Rental income consisted of $27.0 million and $28.9 million from commercial properties (office, retail and industrial), $19.5 million and $19.9 million from multi-family residential properties and $9.8 million and $10.4 million from hotels and other properties, in 1997 and 1996, respectively. The decreases in rental income were attributable to the sales of real estate properties described above. This was offset, to a lesser degree, by the inclusion of rental income from newer properties added during 1996 and 1997. Overall occupancy and rental rates were similar in the two years for stabilized operating properties. Similarly, the cost of rental operations decreased to $35.8 million in 1997 from $38.8 million in 1996, primarily due to the aforementioned sale of real estate properties.


     Other operating expenses increased to $2.8 million for 1997 from $2.0 million for 1996, primarily due to increased acquisition, development and repositioning activities.


YEAR ENDED NOVEMBER 30, 1996 COMPARED TO YEAR ENDED NOVEMBER 30, 1995


     Overall, operating earnings from real estate properties decreased to $16.2 million for the year ended November 30, 1996 from $29.1 million for 1995. The decrease was due primarily to lower gains on sales of real estate properties, which decreased $12.1 million during 1996.


     Total rental income increased to $59.2 million in 1996 from $51.7 million in 1995. Rental income consisted of $28.9 million and $21.7 million from commercial properties (office, retail and industrial), $19.9 million and $20.1 million from multi-family residential properties and $10.4 million and $9.9 million from hotels and other properties, in 1996 and 1995, respectively. The increase in rental income from commercial properties (and total rental income) was due primarily to the acquisition of a 36-story office building in downtown Atlanta during the first quarter of 1996. Overall occupancy and rental rates were similar in the two years for stabilized operating properties. The cost of rental operations increased to $38.8 million in 1996 from $30.9 million in 1995, due primarily to the acquisition of the office building and an overall increase in repairs and maintenance expense during 1996.


     Gains on sales of real estate properties were $3.7 million in 1996 compared with $15.8 million in 1995. Gross sales of real estate properties were $15.9 million in 1996 compared with $38.2 million in

1995. The 1995 sales of real estate properties and gains on those sales were substantially affected by a sale of a recreational facility in 1995 for $16.5 million. There were no sales of comparable size in 1996.


     Other operating expenses did not change significantly in 1996 from 1995.


COMMERCIAL MORTGAGE-BACKED SECURITIES (CMBS) AND LOANS


                                                       1997        1996        1995
                                                    ----------   --------   ---------
                                                             (IN THOUSANDS)
Interest income - CMBS ..........................    $29,919      20,713     12,631
Interest income - Loans .........................     11,527       8,013      7,844
Gains on sales of investment securities .........      5,359       1,735        513
Servicing fees ..................................      4,262       2,746      2,214
                                                     -------      ------     ------
  Total revenues ................................     51,067      33,207     23,202
Operating expenses ..............................      2,547       1,813        604
                                                     -------      ------     ------
  Operating earnings ............................    $48,520      31,394     22,598
                                                     =======      ======     ======

NOTE: ACTUAL AND PRO FORMA RESULTS ARE IDENTICAL FOR 1997.


     Revenues from CMBS and loans include interest income, gains on sales of these assets and fees from acting as special servicer for CMBS transactions. Related operating expenses include the direct costs of investing in and originating CMBS and loans, and servicing the CMBS portfolio.


YEAR ENDED NOVEMBER 30, 1997 COMPARED TO YEAR ENDED NOVEMBER 30, 1996

     Overall, operating earnings from CMBS and loans increased to $48.5 million in 1997 from $31.4 million in 1996. Revenue was higher primarily due to the growth of the Company's CMBS portfolio to $304.7 million at November 30, 1997 from $263.8 million at November 30, 1996, and to a lesser extent, the origination and/or purchase of new loans. During 1997, the Company purchased $146.7 million of CMBS in comparison with $121.9 million in 1996.

     Special servicing fees earned from the CMBS portfolio increased during 1997 to $4.3 million from $2.7 million earned in 1996. These fees increased because of an increased number of CMBS transactions (36 at November 30, 1997 versus 25 at November 30, 1996) for which the Company acts as special servicer.


     In addition, results for 1997 include $5.4 million in gains from sales of CMBS, primarily as a result of a Re-REMIC securitization transaction. The Re-REMIC transaction was the securitization of the cash flows from pre-existing CMBS bonds. In that transaction, the Company sold approximately $140 million of non-investment grade rated CMBS bonds to a trust to which two other parties sold approximately $320 million of similar bonds. Over 42% of the new securities created by pooling this $460 million portfolio of non-investment grade bonds were rated as investment grade. Most of the bonds in the new securitization were sold to third parties and the Company also retained and/or purchased approximately $63 million of face value of the non-investment grade securities.

     In recording CMBS interest income, the Company follows generally accepted accounting principles and records interest received plus amortization of the difference between the carrying value and the face amount of the securities to achieve a level yield. To date, this has resulted in less recognition of interest income than interest received. The excess interest received is applied to reduce the Company's investment. In 1997 and 1996, this excess of cash received over income recorded was $21.2 million and $10.1 million, respectively. The Company's initial and ongoing estimates of its returns on CMBS investments are based on a number of assumptions that are subject to certain business and economic conditions, the most significant of which is the timing and magnitude of credit losses on the underlying mortgages.

     Actual loss experience to date, particularly for older transactions (3 to 4 years in age) is significantly lower than originally underwritten by the Company. Therefore, changes to original estimated yields will result in improved earnings from these transactions in future periods. The Company believes these improvements resulted from (i) its ability to conservatively underwrite these transactions, (ii) its workout and real estate expertise in these transactions and (iii) an improving real estate economy. The Company, however, makes no representation at this time that such positive experience on these older transactions will translate into yield improvements on newer investments.


     The increase in interest income from mortgage loans to $11.5 million in 1997 from $8.0 million in 1996 was due primarily to the higher investment in mortgage loans, which increased to $86.8 million at November 30, 1997 from $64.4 million at November 30, 1996, and gains realized on the early payoff of certain loans which had been purchased at discounts.


     Operating expenses increased to $2.5 million for 1997 from $1.8 million for 1996 as a result of the additional investments made by the Company.


YEAR ENDED NOVEMBER 30, 1996 COMPARED TO YEAR ENDED NOVEMBER 30, 1995


     Overall, operating earnings from CMBS and loans increased to $31.4 million in 1996 from $22.6 million in 1995. Revenue was higher primarily due to the growth of the Company's CMBS portfolio to $263.8 million at November 30, 1996 from $163.3 million at November 30, 1995, and to a lesser extent the origination and/or purchase of new loans. During 1996, the Company purchased $121.9 million of CMBS in comparison with $81.6 million in 1995.


     Special servicing fees earned from the CMBS portfolio increased during 1996 to $2.7 million from $2.2 million earned in 1995. These fees increased because of an increased number of CMBS transactions (25 at November 30, 1996 versus 14 at November 30, 1995) for which the Company acts as special servicer.



     In 1996 and 1995, respectively, the excess of cash received on CMBS over income recorded was $10.1 million and $5.8 million, respectively.


     Operating expenses increased to $1.8 million for 1996 from $0.6 million for 1995 as a result of the additional investments made by the Company.


PARTNERSHIPS AND JOINT VENTURES



                                         PRO                  ACTUAL
                                        FORMA     -------------------------------
                                        1997        1997       1996        1995
                                     ----------   --------   --------   ---------
                                                    (IN THOUSANDS)
Equity in earnings of partnerships
 "Distressed portfolios" .........    $28,591      28,591     51,804     31,488
 Lennar Land Partners ............     13,570         278         --         --
 Other ...........................      1,280       1,280         58       (285)
Management fees ..................      9,123       9,123     15,483      8,060
                                      -------      ------     ------     ------
 Total revenues ..................     52,564      39,272     67,345     39,263
Operating expenses ...............      3,104       3,104      6,113      5,339
                                      -------      ------     ------     ------
 Operating earnings ..............    $49,460      36,168     61,232     33,924
                                      =======      ======     ======     ======

     The Company's interests in partnerships and joint ventures range from 15% to 50%. The 50% or less partnerships are not consolidated in the Company's consolidated financial statements and the results are reflected on the line item "Equity in earnings of partnerships." Many of the Company's larger partnership investments in distressed portfolios were made between 1992 and 1996. Because the purchase price of assets acquired by the partnerships is allocated among the assets on the basis of their relative values at the time of the purchase, there is generally little profit from dispositions of partnership assets shortly after they are acquired. Therefore, the partnerships in which the Company invests tend to generate greater profits as they mature, at least while real estate markets are strong and until the partnerships become significantly liquidated.


     As the U.S. real estate markets strengthened in 1996 and 1997, substantially fewer large distressed real estate portfolios became available at what the Company viewed as attractive prices; and therefore the Company has not purchased any such portfolio subsequent to August, 1996. Approximately 20% to 25% of each portfolio is turned over each year, therefore it is expected that operating earnings from the Company's U.S. distressed portfolio investments will continue to decrease over the next three to four years.


     The Company, however, has continued to acquire individual underperforming real estate assets, both in partnership, for the larger assets, and directly. In addition, subsequent to November 30, 1997, the Company entered into a partnership to acquire a portfolio of nonperforming commercial mortgage loans in Japan, where the Company has opened an office to oversee its loan workout and real estate asset management operations. At this point, there can be no assurance that these new investments will achieve the same level of results for the Company as the U.S. distressed portfolio business did.


     Prior to the Spin-off, Lennar and the Company transferred to a new partnership, Lennar Land Partners, parcels of land or interests in land and other assets which had a total book value on the partnership's books at November 30, 1997 of $376.4 million. This new partnership, which is owned 50% by the Company and 50% by Lennar, is expected to have a significant impact in offsetting some, but probably not all, of the decreases in future operating earnings from the Company's U.S. distressed portfolio business.


     PRO FORMA OPERATING EARNINGS FROM PARTNERSHIPS AND JOINT VENTURES FOR THE YEAR ENDED NOVEMBER 30, 1997 WERE $49.5 MILLION COMPARED TO $36.2 MILLION ON AN ACTUAL BASIS. THIS DIFFERENCE WAS DUE TO THE INCLUSION OF THE COMPANY'S EQUITY IN THE EARNINGS OF LENNAR LAND PARTNERS FROM DECEMBER 1, 1996 THROUGH OCTOBER 31, 1997.


YEAR ENDED NOVEMBER 30, 1997 COMPARED TO YEAR ENDED NOVEMBER 30, 1996


     Operating earnings from partnerships and joint ventures decreased to $36.2 million in 1997 from $61.2 million in 1996. The decrease was primarily due to reduced earnings and management fees related to the Company's larger distressed portfolios. Equity in earnings from LW Real Estate Investments, L.P. and subsidiaries ("LW Real Estate") decreased to $10.5 million in 1997 from $23.6 million in 1996 and equity in earnings from Lennar Florida Partners I, L.P. and qualified affiliates ("Lennar Florida Partners") decreased to $8.7 million in 1997 from $20.0 million in 1996. Both of these partnerships were the largest contributors of actual equity in earnings for both 1997 and 1996. As these partnerships continue to liquidate their remaining portfolios of assets, their future contributions to earnings should decrease in comparison with total equity in earnings. The decreases in the earnings from these two partnerships were partially offset by additional earnings from some of the Company's other smaller partnerships and joint ventures.


     Partnership distributions received by the Company in 1997 were $79.7 million in comparison with $95.4 million for 1996, a decrease of $15.7 million. This decrease was primarily due to lower distributions from LW Real Estate of $35.5 million, resulting from lower dispositions of partnership assets during the current year. This decrease was partially offset by higher distributions from several of the other partnerships, a portion of which was due to proceeds from refinancing of unencumbered partnership assets. Future distributions from these partnerships may not achieve their 1997 level due to the refinancings. The 1997 distributions were $49.6 million higher than the Company's actual equity in earnings of the partnerships of $30.1 million. This was because as assets were liquidated, the partnerships received and could distribute a significant portion of the liquidating proceeds whereas partnership earnings are only based on net liquidation proceeds in excess of the book basis. The Company's overall investments in and advances to partnerships increased approximately 45% during 1997 to $159.4 million at the end of that year. This was primarily due to (i) the addition of Lennar Land

Partners, as part of the Spin-off, which increased investments in and advances to partnerships by $92.3 million, and (ii) equity in earnings of the partnerships of $30.1 million, offset by partnership distributions of $79.7 million. The largest distributions were made by LW Real Estate, Lennar Florida Partners and Lennar U.S. Partners and were in excess of the Company's equity in their earnings ($58.4 million of distributions compared with $23.1 million of equity in earnings).


     The Company did not receive any distributions from Lennar Land Partners during 1997 and future distributions are limited until the repayment of the partnership's debt, which is projected to occur in approximately 2 years.


     Management fees decreased to $9.1 million in 1997 from $15.5 million in 1996. These fees typically are based on the amount of assets managed, the performance of assets or partnerships, or both. Management fees decreased during 1997 due to a reduction in partnership assets. Also contributing to the decrease during 1997 was the receipt during 1996 of incentive fees from partnerships managed by the Company (including an incentive fee of $9.6 million received from one partnership which liquidated a significant portion of its assets in 1996).


YEAR ENDED NOVEMBER 30, 1996 COMPARED TO YEAR ENDED NOVEMBER 30, 1995


     Operating earnings from partnerships and joint ventures increased to $61.2 million in 1996 from $33.9 million in 1995. This was because of increased earnings of the partnerships resulting from increases in the collections from distressed loans, foreclosed properties and other assets which had been acquired by the partnerships, resulting to some extent from an improvement in the real estate market, and to some extent from management of the assets.


     In particular, the Company's equity in earnings of LW Real Estate increased to $23.6 million in 1996 from $12.1 million in 1995 because of an increase in the Company's percentage interest due to an additional investment in the fourth quarter of 1995. Its equity in the earnings of Lennar Florida Partners was essentially the same in 1996 as in 1995 ($20.0 million compared with $19.5 million).


     Partnership distributions received by the Company in 1996 were $95.4 million, of which distributions of $50.4 million were from LW Real Estate and $26.6 million were from Lennar Florida Partners. Distributions from these two partnerships were primarily from the net proceeds of asset sales. These distributions were substantially greater than the Company's equity in earnings of the partnerships of $51.9 million. This was because as assets were liquidated, the partnerships received and could distribute a significant portion of the liquidating proceeds whereas partnership earnings are only based on net liquidation proceeds in excess of the book basis.


     Management fees increased to $15.5 million in 1996 from $8.1 million in 1995. The 1996 increase was due primarily to incentive fees received from partnerships managed by the Company (including an incentive fee of $9.6 million received from one partnership which liquidated a significant portion of its assets in 1996).


CORPORATE, OTHER AND INTEREST EXPENSES


YEAR ENDED NOVEMBER 30, 1997 COMPARED TO YEAR ENDED NOVEMBER 30, 1996


     Actual corporate general and administrative expenses increased to $18.1 million in 1997 from $10.8 million in 1996 primarily due to Spin-off expenses of approximately $6.2 million incurred during 1997. Lower corporate reserves and bonus expenses in 1997 were largely offset by higher costs during the latter half of the year associated with operating as a stand-alone company.


     PRO FORMA CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES FOR THE YEAR ENDED NOVEMBER 30, 1997 WERE $13.7 MILLION COMPARED TO $18.1 MILLION ON AN ACTUAL BASIS. THIS DIFFERENCE WAS DUE TO THE REMOVAL OF SPIN-OFF RELATED COSTS INCURRED IN 1997, OFFSET BY INCREMENTAL COSTS FOR OPERATING AS A STAND-ALONE PUBLIC COMPANY.

     Interest expense of $26.6 million and $20.5 million was incurred during 1997 and 1996, respectively. Interest amounts incurred and charged to expense in 1997 were greater than those in 1996 due to higher debt levels. The higher debt levels, in turn, reflected increased borrowings to finance the expansion of the Company's core business lines.


     PRO FORMA INTEREST EXPENSE FOR THE YEAR ENDED NOVEMBER 30, 1997 WAS $24.5 MILLION COMPARED TO $26.6 MILLION ON AN ACTUAL BASIS. THIS DIFFERENCE WAS DUE TO THE USE OF PROCEEDS FROM FUNDS ADVANCED BY LENNAR TO REPAY DEBT ON OCTOBER 31, 1997, AS IF SUCH DEBT HAD BEEN REPAID ON DECEMBER 1, 1996.


YEAR ENDED NOVEMBER 30, 1996 COMPARED TO YEAR ENDED NOVEMBER 30, 1995


     Corporate general and administrative expenses increased to $10.8 million in 1996 from $7.5 million in 1995. This increase was attributable to a general increase in the Company's operating costs, primarily relating to personnel costs, including bonuses, and an increase in corporate level reserves.


     During 1996 and 1995, interest expense of $20.5 million and $14.7 million, respectively, were incurred by the Company. Interest amounts incurred and charged to expense in 1996 were greater than those in 1995 due to higher debt levels. The higher debt levels, in turn, reflected increased borrowings to finance the expansion of the Company's core business lines.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


     Prior to the Spin-off on October 31, 1997, the Company obtained the funds it used in its activities primarily from its cash flows, from borrowings and from funds advanced by Lennar. While the Company was part of Lennar, borrowings consisted of repurchase agreements and loans secured by particular assets of the Company and borrowings under Lennar's and other revolving credit lines. As part of the Spin-off, the Company has entered into its own debt agreements, including its own revolving lines of credit.


     The Company used $56.3 million of cash in operating activities in 1997 compared with $11.8 million in 1996. The increase during 1997 was primarily due to the funding of restricted cash accounts of $10.0 million and increases in other assets and deferred income taxes of $26.0 million and $9.4 million, respectively. The increased restricted cash deposits relate primarily to an increase in funds held in trust for asset purchases.


     The fact that operating activities were a net user of cash also resulted from the fact that the net earnings of the Company in those years included non-cash equity in earnings of partnerships of $30.1 million in 1997 and $51.9 million in 1996. However, in those years, cash distributions by those partnerships totaled $79.7 million and $95.4 million, respectively. Distributions from partnerships are classified as cash provided by investing activities, not as cash from operating activities. This is because as assets are liquidated, the partnerships receive and can distribute a significant portion of the liquidating proceeds whereas partnership earnings are only based on net liquidation proceeds in excess of the book basis.


     Cash flows provided by investing activities totaled $70.0 million in 1997 compared with $3.5 million in 1996. The increase is primarily attributable to substantially higher proceeds from sales of real estate, which increased $66.5 million during 1997, higher proceeds from the sale of investment securities of $102.1 million, including proceeds from the Re-REMIC transaction previously discussed, and lower purchases of loans which decreased $15.6 million. Offsetting these increases were lower partnership distributions, which decreased $15.7 million, increased expenditures for operating property and equipment and land held for investment of $78.3 million (primarily for investments in development and redevelopment projects), and increased expenditures for other investments of $21.9 million.


     The Company also received cash from financing activities of $18.1 million in 1997 compared with $6.4 million in 1996. The increase in 1997 was primarily due to increased borrowings under mortgage notes and other debts payable, lower cash borrowings under repurchase agreements for the purchase of CMBS (most CMBS acquisitions during 1997 were financed at the same time as the purchase and did not affect cash flows) and lower payments to Lennar.


     Because many of the Company's interest bearing assets have fixed interest rates while the Company's borrowings have been primarily at variable rates, the Company's profits could be reduced by rising interest rates. Also, the value of the Company's fixed rate assets will fall when interest rates rise. This could require the Company to provide additional collateral for its borrowings or to sell assets to repay borrowings. The Company closely monitors interest rate risks and uses interest rate swaps and similar instruments to reduce the risks of rising variable rates. As discussed below, the Company intends to increase long term fixed rate borrowings, which would reduce its need to make variable rate borrowings and therefore would reduce its exposure to rising variable rates.


     The Company anticipates issuing $200 million of long-term fixed rate senior subordinated notes during the second quarter of 1998. Proceeds from these notes are expected to be used to reduce short term floating rate borrowings and for general corporate purposes. The notes are expected to bear interest at a fixed rate and have a 10 year term.


     The Company has various lines of credit and a revolving credit facility available to fund its future expansion. Subsequent to November 30, 1997, the Company entered into an unsecured revolving credit agreement which expires on December 31, 2000, with the option of a one year extension. The total amount of the facility is $200 million and as of February 25, 1998, the Company had a total of $142 million committed under this facility. There are currently no borrowings under this loan agreement. The facility is being syndicated and the Company expects that availability will reach $200 million. This facility contains covenants which could restrict the ability of the Company to borrow in future periods, however, these restrictions are not expected to have any adverse impact on the Company's activities. The Company has other secured lines of credit totaling $430 million with availability of $147 million at November 30, 1997. These lines are available to purchase CMBS and mortgage notes.


     The Company believes the combination of its liquid assets and cash flows and its ability to obtain borrowings will provide all the funds the Company requires to meet its short- and long-term needs based upon its currently anticipated levels of growth.


SUBSEQUENT EVENTS


     On February 26, 1998, the Company announced that it had agreed to acquire AHG, a group of entities which owns 41 multi-family and senior housing properties, with approximately 6,000 residential rental apartments, many of which qualify for low-income tax credits under Section 42 of the Internal Revenue Code. Of the apartments, 49% are located in the Northwestern United States, 17% are located in the Southwest, 15% are located in the East, 13% are located in the Far West, and the remainder are located in the Southeast and Midwest. Approximately 82% of the apartments were constructed by AHG or under its supervision. AHG acquired the other apartments after they were completed. The purchase price for AHG will be approximately $86 million and the Company will assume obligations to make future investments in properties totaling $44 million, subject to certain adjustments. The Company expects that after the acquisition, AHG, as part of the Company, will continue developing, acquiring and operating residential apartments which qualify for low-income tax credits.


YEAR 2000


     The Company utilizes a number of software systems in conjunction with its operations. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company's financial position or results of operations in a given year.

NEW ACCOUNTING PRONOUNCEMENTS


     In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings per Share." This statement is effective for the Company beginning with the first quarter of 1998 and earlier adoption is not permitted. This statement requires that the current calculations of earnings per share be replaced by basic and diluted earnings per share calculations. Under the new guidance, basic and diluted earnings per share would be $1.22 for 1997.


     Also in February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129, which applies to all entities that have issued securities, requires in summary form, the pertinent rights and privileges of the various securities outstanding. Examples of information that must be disclosed are dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates and pertinent dates, sinking-fund requirements, unusual voting rights and significant terms of contracts to issue additional shares. SFAS No. 129 is effective for financial statements issued for periods ending after December 15, 1997.


     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and requires reclassification of comparative purpose financial statements for all earlier periods presented.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The financial information required by Item 8 is included elsewhere in this Report (see Part IV, Item 14).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Not applicable.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Information about the Company's directors is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1998 (120 days after the end of the Company's fiscal year). The following individuals were the executive officers of LNR Property Corporation at the date of this report:


                                                           YEAR OF
NAME/POSITION                                       AGE    ELECTION
------------------------------------------------    -      ----
Stuart A. Miller
  Chairman of the Board and Director ...........    40       1997
Steven J. Saiontz
  Chief Executive Officer and Director .........    39       1997
Jeffrey P. Krasnoff
  President and Director .......................    42       1997
Shelly Rubin
  Financial Vice President .....................    35
Michelle R. Simon
  Secretary and Corporate Counsel ..............    34
Robert Cherry
  Vice President ...............................    35
Steven I. Engel
  Vice President ...............................    51
Mark A. Griffith
  Vice President ...............................    41
David G. Levin
  Vice President ...............................    42
Ronald E. Schrager
  Vice President ...............................    36
David O. Team
  Vice President ...............................    37
Margaret A. Jordan
  Treasurer ....................................    46
John T. McMickle
  Controller ...................................    40

     Stuart A. Miller is the Chairman of the Board of LNR. Mr. Miller became the Chairman of the Board of LNR when it was formed in June 1997. Mr. Miller has been the President and Chief Executive Officer of Lennar since April 1997. For more than five years prior to April 1997, Mr. Miller was a vice president of Lennar and held various executive positions with Lennar subsidiaries, including being the president of its principal homebuilding subsidiary from December 1991 to April 1997 and the president of its principal real estate investment and management division (the predecessor to a substantial portion of the Company's business) from April 1995 to April 1997.


     Steven J. Saiontz is the Chief Executive Officer of LNR. Mr. Saiontz became the Chief Executive Officer and a Director of LNR when it was formed in June 1997. For more than five years prior to that, he was the president of Lennar Financial Services, Inc., a wholly owned subsidiary of Lennar. Mr. Saiontz is currently a Director of Lennar. He is the brother-in-law of Stuart
A. Miller and the son-in-law of Leonard Miller.

     Jeffrey P. Krasnoff is the President of LNR. Mr. Krasnoff became the President of LNR when it was formed in June 1997 and became a Director in December 1997. From 1987 until June 1997, he was a vice president of Lennar. From 1990 until he became the President of LNR, Mr. Krasnoff was involved almost entirely in Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business).


     Shelly Rubin is the Financial Vice President of LNR. She became the Financial Vice President of LNR when it was formed in June 1997. From May 1994 until June 1997, she was the principal financial officer of Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business). From 1991 until May 1994, Ms. Rubin was employed by Burger King Corporation as the controller for its real estate division.


     Michelle R. Simon is the Secretary and Corporate Counsel of LNR. She became the Secretary and Corporate Counsel of LNR when it was formed in June 1997. From 1994 until June 1997, she was the counsel to Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business). From 1992 to 1994, Ms. Simon was an associate and then a vice president in the investment banking division, special execution group, of Goldman, Sachs & Co.


     Robert Cherry is a Vice President of LNR, responsible for sourcing and evaluating new investment opportunities. From March 1995 until October 1997, Mr. Cherry had similar responsibilities for LNR and Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business). From March 1994 until February 1995, he was a vice president of G. Soros Realty Advisors/Quantum North America Realty Fund. Prior to that he was a senior analyst at Moody's Investor Service. Before joining Moody's, Mr. Cherry was an associate at the law firm of Sullivan & Cromwell.


     Steven I. Engel is a Vice President of LNR, directing the special servicing of the CMBS portfolio. From 1992 until 1997, Mr. Engel had similar responsibilities for LNR and Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business). From 1987 to 1992, Mr. Engel owned and managed his own single family construction company with projects in Broward, Collier and Lee counties in Florida.


     Mark A. Griffith is a Vice President of LNR, responsible for managing the Eastern Regional Division. From February 1990 until October 1997, Mr. Griffith had similar responsibilities for LNR and Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business).


     David G. Levin is a Vice President of LNR, responsible for managing Lennar Capital Services, an LNR subsidiary. From February 1992 until early 1997, Mr. Levin was responsible for managing the Miami Division of Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business), which was at that time primarily focused on partnerships with the Morgan Stanley Real Estate Fund. Prior to that he had various positions with commercial real estate firms including managing director of Bear Stearns Real Estate Group.


     Ronald E. Schrager is a Vice President of LNR, responsible for managing the Miami Division of LNR, which is primarily focused on CMBS/special servicing. From September 1992 until early 1997, he held several positions in Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business), managing various areas. Prior to that he served as a vice president of Chemical Bank's Real Estate Finance Group.


     David O. Team is a Vice President of LNR, responsible for the Western Regional Division. From 1994 to 1996, Mr. Team was the owner and president of Windward Realty Group, a real estate development firm. From 1992 to 1993, he was a senior vice president with American Real Estate Group.


     Margaret A. Jordan is the Treasurer of LNR. Ms. Jordan joined LNR in September 1997. From February 1993 to August 1997, Ms. Jordan worked as an independent contractor and financial consultant to real estate businesses. From June 1987 to January 1993, Ms. Jordan was employed by Atlantic Gulf Communities Corporation, serving as assistant treasurer and then senior vice president and treasurer.


     John T. McMickle is the Controller of LNR. Mr. McMickle joined LNR in July 1997. From 1994 to June 1997, Mr. McMickle was responsible for financial reporting at Ryder System. Prior to that he was employed as a senior manager by Price Waterhouse LLP.


ITEM 11. EXECUTIVE COMPENSATION


     The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1998 (120 days after the end of the Company's fiscal year).


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1998 (120 days after the end of the Company's fiscal year).


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1998 (120 days after the end of the Company's fiscal year).


     Additional copies of Form 10-K will be furnished without charge to any shareholder upon written request to Investor Relations, LNR Property Corporation, 760 Northwest 107th Avenue, Miami, Florida 33172.



                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



                                                                                                 PAGE
                                                                                                NUMBER
                                                                                              ---------
 (A)        1.     Consolidated Financial Statements
                    Report of Independent Auditors ........................................      F-1
                    Consolidated Balance Sheets as of November 30, 1997 and 1996 ..........      F-2
                    Consolidated Statements of Earnings for the years ended
                      November 30, 1997, 1996 and 1995 ....................................      F-3
                    Consolidated Statements of Parent Company investment
                      and Stockholders' Equity for the years ended
                      November 30, 1997, 1996 and 1995 ....................................      F-4
                    Consolidated Statements of Cash Flows for the years ended
                      November 30, 1997, 1996 and 1995 ....................................   F-5 - F-6
                    Notes to Consolidated Financial Statements ............................   F-7 - F-24

                                                                               PAGE
                                                                              NUMBER
                                                                             -------
2.     Consolidated Financial Statement Schedules
        Report of Independent Auditors ...................................     F-25
        Schedule II - Valuation and Qualifying Accounts ..................     F-26
        Schedule III - Real Estate and Accumulated Depreciation ..........     F-27
        Schedule IV - Mortgage Loans on Real Estate ......................     F-28

(B) 1. Report on Form 8-K


      A report on Form 8-K, dated November 17, 1997, was filed by the registrant with respect to the change of control of the registrant as a result of the spin-off on October 31, 1997.


      A report on Form 8-K, dated November 25, 1997, was filed by the registrant with respect to the change of control of registrant as a result of the conversion the Company's common stock to Class B common stock.


      A report Form 8-K/A, dated January 15, 1998, was filed by the registrant with respect to the pro forma consolidated condensed financial information for the registrant, after giving effect to the spin-off.


(C) 1. Index to Exhibits


 3.1  Certificate of Incorporation and amendment.*


 3.2  By-laws.*


10.1 Separation and Distribution Agreement between the Company and Lennar Corporation, dated June 10, 1997.*


10.2  LNR Property Corporation Employee Stock Ownership/401(k) Plan.


10.3 Shared Facilities Agreement between LNR Property Corporation and Lennar Corporation.


10.4 Partnership Agreement by and between Lennar Land Partners Sub, Inc. and LNR Land Partners Sub, Inc.


10.5 Revolving Credit Agreement dated as of December 5, 1997, among LNR Property Corporation and certain subsidiaries and Bank of America National Trust and Savings Association, as lender and agent.


10.6 Master Repurchase Agreement dated as of December 8, 1997, between LNR Sands Holdings, Inc. and Goldman Sachs Mortgage Company.


10.7 Reverse Repurchase Agreement dated as of October 21 1997,between DLJ Mortgage Capital, Inc. and LNR Property Corporation, Lennar Capital Services, Inc., Nevada Securities Holdings, Inc., Lennar Securities Holdings, Inc., Lennar MBS, Inc. and LFS Asset Corp.


10.8 Amended and Restated Credit Agreement dated as of October 31, 1997, between Lennar Capital Services Inc. and Lennar MBS, Inc. as borrowers and Nationsbank of Texas, N.A. as lender.


10.9 Credit Agreement among Lennar Land Partners as borrower, and the First National Bank of Chicago, et al.

10.10 Revolving Credit Agreement dated as of November 6, 1997, by and between Lennar Capital Services, Inc. and The Bank of New York.


10.11 Reverse Repurchase Agreement dated as of June 7, 1996, between CS First Boston (Hong Kong) Limited and Lennar Financial Services, Inc., Lennar MBS, Inc., Lennar Securities Holdings, Inc., and LFS Asset Corp.


11.1  Statement Regarding Computation of Per Share Earnings.


21.1  List of subsidiaries.


27.1  Financial Data Schedule.
----------------
*Previously filed.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LNR PROPERTY CORPORATION


                                       BY: /s/ STEVEN J. SAIONTZ
                                           ------------------------------------
                                           Steven J. Saiontz
                                           Chief Executive Officer and Director


                                           February 25, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


        NAME AND SIGNATURE                           TITLE                          DATE
---------------------------------   --------------------------------------   ------------------
/s/  STUART A. MILLER               Chairman of the Board and Director       February 25, 1998
---------------------------------
     Stuart A. Miller

/s/  STEVEN J. SAIONTZ              Chief Executive Officer and Director     February 25, 1998
---------------------------------  (Principal Executive Officer)
     Steven J. Saiontz

/s/  JEFFREY P. KRASNOFF            President and Director                   February 25, 1998
---------------------------------
     Jeffrey P. Krasnoff

/s/  SHELLY RUBIN                   Financial Vice President                 February 25, 1998
---------------------------------   (Principal Financial Officer)
     Shelly Rubin

/s/  JOHN T. McMICKLE               Controller                               February 25, 1998
---------------------------------   (Principal Accounting Officer)
     John T. McMickle

/s/  LEONARD MILLER                 Director                                 February 25, 1998
---------------------------------
     Leonard Miller

/s/  SUE M. COBB                    Director                                 February 25, 1998
---------------------------------
     Sue M. Cobb

/s/  CARLOS M. DE LA CRUZ           Director                                 February 25, 1998
---------------------------------
     Carlos M. de la Cruz

/s/  BRIAN L. BILZIN                Director                                 February 25, 1998
---------------------------------
     Brian L. Bilzin


                        REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of LNR Property Corporation:


     We have audited the accompanying consolidated balance sheets of LNR Property Corporation and subsidiaries (the "Company") as of November 30, 1997 and 1996 and the related consolidated statements of earnings, cash flows and Parent Company investment and stockholders' equity for each of the three years in the period ended November 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNR Property Corporation and subsidiaries at November 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.


     As discussed in Note 1 to the consolidated financial statements, effective December 1, 1994, the Company changed its method of accounting for its investments in debt securities to conform with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Effective December 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.




DELOITTE & TOUCHE LLP


Miami, Florida
February 3, 1998
(February 18, 1998, as to Note 16)

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                              AS OF NOVEMBER 30,
                                                                          --------------------------
                                                                               1997          1996
                                                                          -------------   ----------
                                                                                (IN THOUSANDS,
                                                                          EXCEPT PER SHARE AMOUNTS)
                                   ASSETS
Cash and cash equivalents .............................................    $   34,059        2,295
Restricted cash .......................................................        56,637        1,552
Investment securities .................................................       304,660      263,842
Mortgage loans, net ...................................................        86,849       64,441
Operating properties and equipment, net ...............................       228,598      203,266
Land held for investment ..............................................        83,297       91,177
Investments in and advances to partnerships ...........................       159,359      110,180
Deferred income taxes .................................................        23,974       10,067
Other assets ..........................................................        45,904        6,148
                                                                           ----------      -------
   Total assets .......................................................    $1,023,337      752,968
                                                                           ==========      =======
                    LIABILITIES, PARENT COMPANY INVESTMENT
                              AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable .....................................................    $    4,244        2,698
 Accrued expenses and other liabilities ...............................        36,708       27,931
 Mortgage notes and other debts payable ...............................       391,171      354,406
                                                                           ----------      -------
   Total liabilities ..................................................       432,123      385,035
                                                                           ----------      -------
Minority interests ....................................................        22,126          885
                                                                           ----------      -------
Commitments and contingent liabilities (Note 13)
Parent Company investment .............................................            --      367,048
Stockholders' equity
 Common stock, $.10 par value, 150,000 shares authorized, 25,144 shares
   issued and outstanding .............................................         2,515           --
 Class B common stock, $.10 par value, 40,000 shares authorized,
   10,984 shares issued and outstanding ...............................         1,098           --
 Additional paid-in capital ...........................................       544,548           --
 Retained earnings ....................................................           370           --
 Unrealized gain on available-for-sale securities, net ................        20,557           --
                                                                           ----------      -------
   Total Parent Company investment and stockholders' equity ...........       569,088      367,048
                                                                           ----------      -------
   Total liabilities, Parent Company investment and
      stockholders' equity ............................................    $1,023,337      752,968
                                                                           ==========      =======

                 See accompanying notes to consolidated financial statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS



                                                      YEARS ENDED NOVEMBER 30
                                                ------------------------------------
                                                    1997          1996        1995
                                                ------------   ---------   ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE
                                                              AMOUNTS)
Revenues
 Rental income ..............................    $  56,334       59,215      51,664
 Equity in earnings of partnerships .........       30,149       51,862      31,203
 Interest income ............................       41,446       28,726      20,475
  Gains on sales of:
   Real estate ..............................       18,076        3,669      15,776
   Investment securities ....................        5,359        1,735         513
 Management fees ............................       13,385       18,229      10,274
 Other, net .................................        2,734           --       2,910
                                                 ---------       ------      ------
    Total revenues ..........................      167,483      163,436     132,815
                                                 ---------      -------     -------
Costs and expenses
 Cost of rental operations ..................       35,767       38,126      30,890
 General and administrative .................       26,584       20,756      15,155
 Depreciation ...............................        6,060        5,916       5,671
 Other, net .................................           --          658          --
                                                 ---------      -------     -------
    Total costs and expenses ................       68,411       65,456      51,716
                                                 ---------      -------     -------
Operating earnings ..........................       99,072       97,980      81,099
Interest expense ............................       26,584       20,513      14,692
                                                 ---------      -------     -------
Earnings before income taxes ................       72,488       77,467      66,407
Income taxes ................................       28,270       30,212      25,899
                                                 ---------      -------     -------
Net earnings ................................    $  44,218       47,255      40,508
                                                 =========      =======     =======
Net earnings per share ......................    $    1.21
                                                 =========
Weighted average common and common equivalent
  shares outstanding ........................       36,434
                                                 =========

                 See accompanying notes to consolidated financial statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF PARENT COMPANY INVESTMENT
                           AND STOCKHOLDERS' EQUITY



                                                                                     YEARS ENDED NOVEMBER 30
                                                                            ------------------------------------------
                                                                                1997           1996           1995
                                                                            ------------   ------------   ------------
                                                                                          (IN THOUSANDS)
Parent company investment
Beginning balance .......................................................    $  367,048       370,903        396,403
Net earnings, December 1, 1996 through October 31, 1997 .................        43,848        47,255         40,508
Advances (to) from Parent Company .......................................       145,617       (53,240)       (71,778)
Change in unrealized gain on available-for-sale securities, net .........        10,874         2,130          5,770
Spin-off of LNR from Parent Company .....................................      (567,387)           --             --
                                                                             ----------       -------        -------
  Balance at November 30 ................................................            --       367,048        370,903
                                                                             ----------       -------        -------
Common stock
Beginning balance .......................................................            --            --             --
Spin-off of LNR from Parent Company .....................................         3,613            --             --
Conversion of common stock to Class B common stock ......................        (1,098)           --             --
                                                                             ----------       -------        -------
  Balance at November 30 ................................................         2,515            --             --
                                                                             ----------       -------        -------
Class B common stock
Beginning balance .......................................................            --            --             --
Conversion of common stock to Class B common stock ......................         1,098            --             --
                                                                             ----------       -------        -------
  Balance at November 30 ................................................         1,098            --             --
                                                                             ----------       -------        -------
Additional paid-in capital
Beginning balance .......................................................            --            --             --
Spin-off of LNR from Parent Company .....................................       545,000            --             --
Cash dividends - common stock ...........................................          (452)           --             --
                                                                             ----------       -------        -------
  Balance at November 30 ................................................       544,548            --             --
                                                                             ----------       -------        -------
Retained earnings
Beginning balance .......................................................            --            --             --
Net earnings, November 1 through November 30, 1997 ......................           370            --             --
                                                                             ----------       -------        -------
  Balance at November 30 ................................................           370            --             --
                                                                             ----------       -------        -------
Unrealized gain on available-for-sale securities, net
Beginning balance .......................................................            --            --             --
Spin-off of LNR from Parent Company .....................................        18,774            --             --
Change in unrealized gain on available-for-sale securities, net,
 November 1, through November 30, 1997 ..................................         1,783            --             --
                                                                             ----------       -------        -------
  Balance at November 30 ................................................        20,557            --             --
                                                                             ----------       -------        -------
  Total Parent Company investment and stockholders' equity ..............    $  569,088       367,048        370,903
                                                                             ==========       =======        =======

                 See accompanying notes to consolidated financial statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  YEARS ENDED NOVEMBER 30
                                                                        --------------------------------------------
                                                                            1997            1996            1995
                                                                        ------------   --------------   ------------
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:
 Net earnings .......................................................    $  44,218         47,255           40,508
 Adjustments to reconcile net earnings to net cash provided by
   (used in) operating activities:
  Depreciation ......................................................        6,060          5,916            5,671
  Minority interest .................................................          238             --               --
  Amortization of discount on mortgage loans and loan costs .........          (91)              (6)          (881)
  Gains on sales of real estate .....................................      (18,076)        (3,669)         (15,776)
  Equity in earnings of partnerships ................................      (30,149)       (51,862)         (31,203)
  Gain on sales of investment securities ............................       (5,359)        (1,735)            (513)
  Decrease in deferred income taxes .................................      (21,999)       (12,614)         (14,742)
  Changes in assets and liabilities:
   Increase in restricted cash ......................................      (10,182)          (155)          (1,397)
   Decrease (increase) in other assets ..............................      (17,898)         8,129           (3,892)
   Decrease (increase) in mortgage loans held for sale ..............      (14,910)        (9,776)          10,285
   Increase in accounts payable and accrued liabilities .............       11,886          6,694            8,910
                                                                         ---------        ---------        -------
    Net cash (used in) operating activities .........................      (56,262)       (11,823)          (3,030)
                                                                         ---------        ---------        -------
Cash flows from investing activities:
 Operating properties and equipment
  Additions .........................................................      (79,830)       (19,269)          (9,511)
  Sales .............................................................       71,664         11,667           21,804
 Land held for investment
  Additions .........................................................      (21,435)        (3,699)          (5,911)
  Sales .............................................................       10,733          4,258           16,365
 Investments in and advances to partnerships ........................       (5,342)       (12,138)         (70,442)
 Distributions from partnerships ....................................       79,693         95,361           93,899
 Purchases of other investments .....................................      (21,857)            --               --
 Purchase of mortgage loans held for investment .....................         (349)       (15,927)         (39,730)
 Proceeds from mortgage loans held for investment ...................        1,116          9,616            5,374
 Purchase of investment securities ..................................      (96,386)       (96,295)         (57,450)
 Proceeds from sales of investment securities and other .............      110,714         19,773           11,019
 Interest received on CMBS in excess of income recognized ...........       21,241         10,123            5,773
                                                                         ---------        ---------        -------
    Net cash provided by (used in) investing activities .............       69,962          3,470          (28,810)
                                                                         ---------        ---------        -------
Cash flows from financing activities:
 Payment of dividends ...............................................         (452)            --               --
 Net borrowings under repurchase agreements and revolving
   credit lines .....................................................          240         76,424          109,482
 Mortgage notes and other debts payable
  Proceeds from borrowings ..........................................       35,377          1,255               --
  Principal payments ................................................      (17,101)       (18,752)          (1,323)
 Payments (to) from Parent Company ..................................           --        (52,478)         (73,708)
                                                                         ---------        ---------        -------
    Net cash provided by financing activities .......................       18,064          6,449           34,451
                                                                         ---------        ---------        -------
    Net increase (decrease) in cash and cash equivalents ............       31,764         (1,904)           2,611
                                                                         ---------        ---------        -------
 Cash and cash equivalents at beginning of year .....................        2,295          4,199            1,588
                                                                         ---------        ---------        -------
 Cash and cash equivalents at end of year ...........................    $  34,059          2,295            4,199
                                                                         =========        =========        =======

                                                                     (CONTINUED)

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                                                                                    YEARS ENDED NOVEMBER 30
                                                                               ---------------------------------
                                                                                  1997        1996        1995
                                                                               ----------   --------   ---------
                                                                                        (IN THOUSANDS)
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized .........................    $ 25,341     20,428     14,489
 Cash paid for taxes .......................................................    $  3,660         --         --
Supplemental disclosures of non-cash investing and financing activities:
 Purchases of investment securities financed by sellers ....................    $ 50,280     25,619     24,162
 Purchase of an operating property financed by a mortgage note .............    $     --     17,400         --
 Contribution of loans held for investment to acquire an investment
   in partnership ..........................................................    $     --         --     27,651
  Purchase of a mortgage loan financed by revolving credit line ............    $ 33,092         --         --
 Spin-off of LNR from Parent Company:
  Increase in Parent Company investment due to transfer of certain
    assets, liabilities and minority interests prior to Spin-off ...........    $145,617         --         --
  Increase in Parent Company investment due to change in unrealized
    gain on available-for-sale securities, net .............................    $ 10,874         --         --
 Supplemental disclosure of non-cash transfers:
  Transfer of mortgage loans to land held for investment ...................    $     --      2,273         --
  Transfer of operating properties to land held for investment .............    $  1,826         --         --
  Transfer of other assets to accounts payable and accrued expenses ........    $  1,563         --         --
  Transfer of Parent Company investment to common stock ....................    $  3,613         --         --
  Transfer of Parent Company investment to additional
    paid-in capital ........................................................    $545,000         --         --

          See accompanying notes to consolidated financial statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1997, 1996 AND 1995


1. SUMMARY OF ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS


     LNR Property Corporation ("LNR") and subsidiaries (collectively the "Company"), a Delaware corporation, was formed in June 1997. The Company operates a real estate investment and management business which engages principally in (i) developing and managing commercial real estate, (ii) acquiring, managing and repositioning commercial real estate loans and properties, (iii) acquiring (often in partnership with financial institutions and real estate funds) and managing portfolios of real estate assets, (iv) investing in non-investment grade commercial mortgage backed securities ("CMBS") as to which the Company has the right to be the special servicer (i.e., to oversee workouts of underperforming loans) and (v) originating high yielding real estate related loans.


SPIN-OFF TRANSACTION


     Prior to October 31, 1997, Lennar Corporation (the "Parent Company" or "Lennar") transferred its real estate investment and management business to the Company. On October 31, 1997, Lennar effected a spin-off of the Company to Lennar's stockholders (the "Spin-off") by distributing to them one share of LNR stock for each share of Lennar stock they held.


     The assets and liabilities of Lennar and its subsidiaries were divided between the Company and Lennar and its homebuilding subsidiaries so that Lennar and its homebuilding subsidiaries would have a net worth of $200 million (with specified adjustments) and the remaining net worth was transferred to the Company.


     In connection with the Spin-off, Lennar and the Company agreed that at least until December 2002, Lennar and its homebuilding subsidiaries would not engage in the businesses in which the Company currently is engaged and the Company would not engage in the businesses in which Lennar and its homebuilding subsidiaries currently are engaged (except in limited areas in which the activities of the two groups overlap).


BASIS OF PRESENTATION AND CONSOLIDATION


     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The assets, liabilities and results of operations of entities (both corporations and partnerships) in which the Company has a controlling interest have been consolidated. The ownership interests of noncontrolling owners in such entities are reflected as minority interests. The Company's investments in partnerships (and similar entities) in which less than a controlling interest is held are accounted for by the equity method (when significant influence can be exerted by the Company), or the cost method. All significant intercompany transactions and balances have been eliminated.


     For periods prior to the Spin-off, the financial statements of the Company are presented as if the Company had been a separate combined group. Expenses which related both to the businesses operated by the Company and the businesses retained by Lennar have been allocated on a basis which the Company believes is reasonable. However, the expenses allocated to the Company are not necessarily

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995


1. SUMMARY OF ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING
    POLICIES--(CONTINUED)


the same as those the Company would have incurred if it had operated independently, and in general, the results of operations, financial position and cash flows reflected in the consolidated financial statements of the Company are not necessarily the same as those which would have been realized if the Company had been operated independently of Lennar during the periods to which those financial statements relate.


     The Company began accumulating retained earnings immediately following the Spin-off on October 31, 1997.


NET EARNINGS PER SHARE


     The Company was formed in June 1997 and had no outstanding stock prior to formation; therefore, net earnings per share have not been calculated for the fiscal years ended November 30, 1996 and 1995 in the attached consolidated financial statements. Earnings per share for 1997 are computed as though the shares issued in the Spin-off had been outstanding throughout the year.


     Net earnings per share is computed by dividing net earnings by the weighted average number of the total common shares and Class B common shares and common stock equivalents outstanding during the period. The dilutive effect of all outstanding stock options is considered common stock equivalents and is calculated using the treasury stock method.


CASH AND CASH EQUIVALENTS


     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair value.


INVESTMENT SECURITIES


     Investment securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This standard requires that debt and equity securities that have determinable fair values are classified as available-for-sale unless they are classified as held-to-maturity or trading. Securities classified as held-to-maturity are carried at amortized cost because they are purchased with the intent and ability to hold to maturity. At November 30, 1997 and 1996, no securities were held for trading purposes.


     Securities classified as available-for-sale are recorded at fair value in the consolidated balance sheet, with unrealized holding gains or losses, net of tax effects, reported as a separate component of stockholders' equity. Realized gains and losses, as well as unrealized losses that are other than temporary, are recognized in earnings. The cost of securities sold is based on the specific identification method.


MORTGAGE LOANS, NET


     Mortgage loans held for sale are recorded at the lower of cost or market, estimated on a discounted cash flow basis using market interest rates. Purchase discounts recorded on these loans are presented as

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995


1. SUMMARY OF ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING
    POLICIES--(CONTINUED)


a reduction of the carrying amount of the loans and are not amortized. Mortgage loans held for investment are carried net of unamortized discounts and are amortized utilizing a methodology that results in a level yield.


     The Company provides an allowance for credit losses related to loans based upon the Company's historical loss experience and other factors.


OPERATING PROPERTIES AND EQUIPMENT, NET AND LAND HELD FOR INVESTMENT


     Operating properties and equipment and land held for investment are recorded at cost. Depreciation for operating properties and equipment is calculated to amortize the cost of depreciable assets over their estimated useful lives using the straight-line method. The range of estimated useful lives for operating properties is 15 to 40 years and for equipment is 2 to 10 years.


     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires companies to evaluate long-lived assets for impairment based on the undiscounted future cash flows of the asset. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's operating properties and land holdings would be considered long-lived assets under this pronouncement. The Company adopted this statement in the first quarter of its fiscal year ended November 30, 1997 and it did not have any material effect on the Company's financial position, results of operations or cash flows.


REVENUE RECOGNITION


     Interest income is comprised of interest received plus amortization of the discount between the carrying value of each mortgage loan held for investment or investment security and its unpaid principal balance using a methodology which results in a level yield.


     Revenues from sales of real estate (including the sales of land held for investment and operating properties) are recognized when a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. Management fees are recognized in income when they are earned and realization is reasonably assured.


     The Company applies the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in accounting for sales of investment securities and other financial assets. This statement requires that transfers of financial and servicing assets be recognized as sales when control has been surrendered.


INCOME TAXES


     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995


1. SUMMARY OF ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING
    POLICIES--(CONTINUED)


STOCK OPTION PLANS


     At November 30, 1997, the Company had one stock option plan, which is described in Note 11. The Company grants stock options to certain employees for a fixed number of shares with an exercise price not less than the fair value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company applies the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".


USE OF ESTIMATES


     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NEW ACCOUNTING PRONOUNCEMENTS


     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This statement is effective for the Company beginning with the first quarter of 1998 and earlier adoption is not permitted. This statement requires that the current calculations of earnings per share be replaced by basic and diluted earnings per share calculations. Under the new guidance, basic and diluted earnings per share would be $1.22 for 1997.


     Also in February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129, which applies to all entities that have issued securities, requires in summary form, the pertinent rights and privileges of the various securities outstanding. Examples of information that must be disclosed are dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates and pertinent dates, sinking-fund requirements, unusual voting rights and significant terms of contracts to issue additional shares. SFAS No. 129 is effective for financial statements issued for periods ending after December 15, 1997.


     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and requires reclassification of comparative purpose financial statements for all earlier periods presented.


RECLASSIFICATIONS


     Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1997 presentation.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995

2.  RESTRICTED CASH


                                                            NOVEMBER 30,
                                                       ----------------------
                                                           1997        1996
                                                       -----------   --------
                                                           (IN THOUSANDS)
   Short-term investment securities ................    $ 44,902         --
   Funds held in trust for asset purchases .........      10,007         --
   Tenant security deposits ........................       1,728      1,552
                                                        --------      -----
                                                        $ 56,637      1,552
                                                        ========      =====

     The short-term investment securities are collateral for a $44.5 million letter of credit, which provides credit enhancement to $277.3 million of tax-exempt bonds. The bonds are secured by five high-rise, class A, apartment buildings in Manhattan, New York. The Company receives interest on the short-term investment as well as 600 basis points per year for providing the credit enhancement.


3. INVESTMENT SECURITIES


     Investment securities consist of investments in various issues of rated and unrated portions of CMBS. The Company's investment in rated CMBS is classified as available-for-sale and its investment in unrated CMBS is classified as held-to-maturity. In general, principal payments on each class of security are made in the order of the stated maturities of each class so that no payment of principal will be made on any class until all classes having an earlier maturity date have been paid in full. The Company's investment securities have stated maturity dates in years 2001 through 2028 and carry stated interest rates ranging from 6.50% to 11.42%. These securities are, in effect, subordinate to other securities of classes with earlier maturities. The annual principal repayments on a particular class are dependent upon collections on the underlying mortgages, affected by prepayments and extensions, and as a result, the actual maturity of any class of securities may differ from its stated maturity.


     These investments represent securities which are collateralized by pools of mortgage loans on commercial real estate assets located across the country. Concentrations of credit risk with respect to these securities are limited due to the diversity of the underlying loans across geographical areas and diversity among property types. In addition, the Company only invests in these securities when it performs significant due diligence analysis on the real estate supporting the underlying loans and when it has the right to select itself as special servicer for the entire securitization. As special servicer, the Company impacts the performance of the securitization by using its loan workout and asset management expertise to resolve non-performing loans.


     The Company's investment securities consisted of the following:


                                        NOVEMBER 30,
                                  -------------------------
                                      1997          1996
                                  ------------   ----------
                                       (IN THOUSANDS)
   Available-for-sale .........    $ 188,434      193,869
   Held-to-maturity ...........      116,226       69,973
                                   ---------      -------
                                   $ 304,660      263,842
                                   =========      =======

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995


3. INVESTMENT SECURITIES--(CONTINUED)
     At November 30, 1997 and 1996, the amortized cost and fair value of investment securities consisted of the following:


                                                   GROSS UNREALIZED
                                   AMORTIZED    ----------------------     FAIR
                                      COST        GAINS       LOSSES       VALUE
                                  -----------   --------   -----------   --------
                                                  (IN THOUSANDS)
   1997
   Available-for-sale .........    $ 154,734    33,918          (218)    188,434
   Held-to-maturity ...........    $ 116,226    37,291            --     153,517
   1996
   Available-for-sale .........    $ 180,918    14,626        (1,675)    193,869
   Held-to-maturity ...........    $  69,973    19,490            --      89,463

     During 1997, proceeds from the sale of available-for-sale securities amounted to $111.5 million and resulted in gross realized gains of $5.4 million, primarily as a result of a Re-REMIC securitization transaction. The Re-REMIC transaction was the securitization of the cash flows from certain pre-existing CMBS bonds. In that transaction, the Company sold approximately $140.0 million of rated non-investment grade CMBS bonds to a trust. During 1996, proceeds from the sale of available-for-sale securities amounted to $18.1 million and resulted in gross realized gains of $1.7 million.


4.  MORTGAGE LOANS, NET


                                           NOVEMBER 30,
                                     -------------------------
                                         1997          1996
                                     -----------   -----------
                                          (IN THOUSANDS)
   Mortgage loans ................    $ 95,593        80,271
   Allowance for losses ..........      (2,038)       (4,979)
   Unamortized discounts .........      (6,706)      (10,851)
                                      --------       -------
                                      $ 86,849        64,441
                                      ========       =======

     At November 30, 1997 and 1996, the balance of mortgage loans classified as held for sale were $64.4 million and $41.6 million, respectively, and classified as held for investment were $22.4 million and $22.8 million, respectively.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995
5. OPERATING PROPERTIES AND EQUIPMENT, NET


                                                         NOVEMBER 30,
                                                 ----------------------------
                                                      1997           1996
                                                 -------------   ------------
                                                        (IN THOUSANDS)
   Rental apartments .........................     $  98,068         70,357
   Office buildings ..........................        67,455         65,725
   Retail centers ............................        54,494         60,344
   Hotels ....................................        18,735         18,713
   Industrial buildings ......................         2,862          4,373
   Other .....................................        15,762         14,498
                                                   ---------         ------
     Total land and buildings ..... ..........       257,376        234,010
   Furniture, fixtures and equipment .........         7,318          5,028
                                                   ---------        -------
                                                     264,694        239,038
   Accumulated depreciation ..................       (36,096)       (35,772)
                                                   ---------        -------
                                                   $ 228,598        203,266
                                                   =========        =======

     The Company leases as lessor its retail, office and other facilities under non-cancelable operating leases with terms in excess of twelve months. The future minimum rental revenues under these leases subsequent to November 30, 1997 are as follows (in thousands): 1998--$14,857; 1999--$13,599; 2000--
$11,958; 2001--$9,798; 2002--$9,786 and thereafter--$55,435.


6. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS


     Summarized financial information on a combined 100% basis related to the Company's significant partnerships accounted for by the equity method at November 30, 1997 and 1996 follows:


                                                            NOVEMBER 30,
                                                       -----------------------
                                                           1997         1996
                                                       -----------   ---------
                                                           (IN THOUSANDS)
   Assets
    Cash ...........................................    $  36,792      53,109
    Portfolio investments ..........................      872,090     839,441
    Other assets ...................................       32,585      16,213
                                                        ---------     -------
                                                        $ 941,467     908,763
                                                        =========     =======
   Liabilities and equity
    Accounts payable and other liabilities .........    $  61,105      57,557
    Notes and mortgages payable ....................      385,115     425,716
    Equity of:
     The Company ...................................      164,065     119,133
     Others ........................................      331,182     306,357
                                                        ---------     -------
                                                        $ 941,467     908,763
                                                        =========     =======

     The equity of the Company in the partnerships' financial statements shown above exceeds the Company's recorded investment in and advances to the partnerships by $4.7 million and $9.0 million at November 30, 1997 and 1996, respectively, primarily due to purchase discounts. Portfolio investments

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995


6. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS--(CONTINUED) consist primarily of mortgage loans and business loans collateralized by real property, as well as commercial properties and land held for development, investment or sale.


                                                    YEARS ENDED NOVEMBER 30,
                                               -----------------------------------
                                                   1997          1996       1995
                                               ------------   ---------   --------
                                                         (IN THOUSANDS)
   Revenues ................................    $ 213,238      257,062    280,286
   Costs and expenses ......................      125,693       87,629    115,269
                                                ---------      -------    -------
   Earnings of partnerships ................    $  87,545      169,433    165,017
                                                =========      =======    =======
   The Company's share of earnings .........    $  30,149       51,862     31,203
                                                =========      =======    =======

     In connection with the Spin-off, Lennar transferred parcels of land to the Company and the Company transferred these parcels to Lennar Land Partners in exchange for a 50% partnership interest in Lennar Land Partners. The net book value of the assets contributed to Lennar Land Partners was $92.3 million. Lennar Land Partners was formed so that Lennar and the Company could share the risks and profits of ownership of real property previously acquired by Lennar, primarily for use in its homebuilding activities. Lennar manages the day-to-day activities of Lennar Land Partners under a management agreement.


     At November 30, 1997 and 1996, the Company's equity interests in all other significant partnerships ranged from 15% to 50%. These partnerships are involved in the acquisition and management of portfolios of real estate loans and properties. The Company shares in the profits and losses of these partnerships and, when appointed the manager of the partnerships, receives fees for the management and disposition of the assets. The outstanding debt of Lennar Land Partners and one second-tier partnership, amounting to $119.0 million at November 30, 1997, is guaranteed by the Company.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995

7. MORTGAGE NOTES AND OTHER DEBTS PAYABLE


                                                                                       NOVEMBER 30,
                                                                                  ----------------------
                                                                                     1997         1996
                                                                                  ----------   ---------
                                                                                      (IN THOUSANDS)
Secured without recourse to LNR
   Mortgage notes on operating properties and land with a fixed interest
    rate of 7.4%, due December 2003 ...........................................    $ 20,640      23,994
   Mortgage notes on operating properties and land with a floating interest
    rate (8.5% at November 30, 1997), due July 1999 ...........................      21,998          --
Other secured debt
   Mortgage notes on operating properties and land with fixed interest
    rates from 7.4% to 8.0%, due through 2004 .................................      25,659      47,648
   Mortgage notes on operating properties and land with floating interest rates (4.2% to 9.5% at November 30, 1997), due through
    December 2010 .............................................................      21,972          --
   Repurchase agreements with floating interest rates (6.7% to 7.2% at
    November 30, 1997), secured by CMBS, due through October 1998 .............     177,386     118,182
   Revolving credit lines with floating interest rates (6.7% to 6.9% at
    November 30, 1997), secured by CMBS and mortgage loans, due
    through August 1998 .......................................................     110,909      97,582
   Unsecured revolving credit notes payable with floating interest rates ......          --      67,000
   Unsecured note payable to Lennar with a fixed interest rate of 10%, due
    December 1997 .............................................................      12,607          --
                                                                                   --------     -------
                                                                                   $391,171     354,406
                                                                                   ========     =======

     Information concerning the Company's more significant debt instruments is as follows:


REPURCHASE AGREEMENTS


     The Company, through certain subsidiaries, has entered into two reverse repurchase agreements through which it finances selected CMBS. The agreements have an aggregate commitment of $310 million under which $177 million was outstanding at November 30, 1997. Interest is variable, corresponds to the rating assigned to the CMBS and is based on LIBOR plus specified percentages. The agreements mature during 1998 and are expected to be refinanced or extended on substantially the same terms as the existing agreements. LNR has guaranteed the obligations of its subsidiaries under these agreements and the agreements are collateralized by the CMBS.


REVOLVING CREDIT LINES


     The Company, through certain subsidiaries, has three revolving credit lines with an aggregate commitment of $125 million under which $111 million was outstanding at November 30, 1997. Interest is variable and is based on LIBOR or commercial paper rates plus specified percentages. The lines are collateralized by CMBS and mortgage loans. The lines mature during 1998 and are expected to be refinanced or extended on substantially the same terms as the existing lines. The agreements also contain certain financial tests and restrictive covenants, none of which are currently expected to restrict the Company's activities. LNR has guaranteed the obligations of its subsidiaries under these agreements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995


7. MORTGAGE NOTES AND OTHER DEBTS PAYABLE--(CONTINUED)
UNSECURED REVOLVING CREDIT NOTES PAYABLE


     On December 5, 1997, the Company and certain of its subsidiaries, entered into a $200 million revolving credit agreement (the "Revolving Credit Agreement") which expires on December 31, 2000, with the option of a one year extension. As of closing of the Revolving Credit Agreement, the Company had commitments totaling $82 million. The remaining amount is currently being syndicated. Interest is calculated at LIBOR plus a margin, which varies based on the Company's leverage and debt ratings. Had there been outstanding amounts under this facility at November 30, 1997, the interest rate would have been 7.0%. The agreements also contain certain financial tests and restrictive covenants, none of which are currently expected to restrict the Company's activities.


     The aggregate principal maturities of mortgage notes and other debts payable subsequent to November 30, 1997, are as follows (in thousands): 1998 - $302,668; 1999 - $24,432; 2000 - $5,844; 2001 - $1,359; 2002 - $7,606 and
thereafter - $49,262. All of the notes secured by land contain collateral release provisions.


8. MINORITY INTERESTS


     Minority interests relate to the third party ownership interest in partnerships in which the Company has a controlling interest. For financial reporting purposes the partnerships' assets, liabilities and earnings are consolidated with those of the Company, and the other partners' interests in the partnerships are included in the Company's consolidated financial statements as minority interest. The primary component of minority interests at November 30, 1997, representing $18.9 million, relates to the Company's interest in a partnership which provides credit enhancement to $44.5 million of a $277.3 million issue of tax-exempt bonds collateralized by commercial real estate. See Note 2.


9. INCOME TAXES


     The Company was included in the consolidated federal income tax returns of Lennar through the date of the Spin-off. Under the Agreement with Lennar, the Company is required to reimburse Lennar for the income taxes resulting from the Company's 1997 activity. Lennar is responsible for the preparation of all income tax returns prior to the Spin-off and it will be determined at the time of filing of the relevant returns whether the Company has under or over paid its portion of the liability. The final cash settlement with Lennar for income taxes will result in an adjustment of the Company's recorded deferred tax asset and liability balances. The Company's provision for federal and state income taxes in the accompanying consolidated statement of earnings for the period prior to the Spin-off have been calculated based on the Company's income and temporary differences as if it filed a separate return. For the post Spin-off period, the provision for income taxes has been based on the stand-alone operations of the Company.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995


9. INCOME TAXES--(CONTINUED)
     The provisions for income taxes consisted of the following for the years ended November 30, 1997, 1996 and 1995:


                                 1997           1996           1995
                             ------------   ------------   ------------
                                           (IN THOUSANDS)
   Current
    Federal ..............    $  43,802         37,866         35,593
    State ................        6,467          4,960          5,048
                              ---------         ------         ------
                                 50,269         42,826         40,641
                              ---------         ------         ------
   Deferred
    Federal ..............      (18,432)       (12,337)       (15,303)
    State ................       (3,567)          (277)           561
                              ---------        -------        -------
                                (21,999)       (12,614)       (14,742)
                              ---------        -------        -------
   Total expense .........    $  28,270         30,212         25,899
                              =========        =======        =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences of the Company's deferred tax assets and liabilities at November 30, 1997 and 1996 are as follows:


                                                                     NOVEMBER 30,
                                                                 ---------------------
                                                                    1997        1996
                                                                 ----------   --------
                                                                    (IN THOUSANDS)
   Deferred tax assets
    Reserves and accruals ....................................    $ 7,398       8,472
    Investment securities income .............................     19,091      13,043
    Investment in partnerships ...............................     24,704      11,251
    Acquisition adjustments ..................................     15,943       3,236
    Other ....................................................        277          --
                                                                  -------      ------
     Total deferred tax assets ...............................     67,413      36,002
                                                                  -------      ------
   Deferred tax liabilities
    Capitalized expenses .....................................      2,662       2,603
    Deferred gains ...........................................     10,042       4,306
    Acquisition adjustments ..................................     16,736      12,786
    Installment sales ........................................         --         845
    Unrealized gain on available-for-sale securities .........     13,143       5,051
    Other ....................................................        856         344
                                                                  -------      ------
     Total deferred tax liabilities ..........................     43,439      25,935
                                                                  -------      ------
   Net deferred tax asset ....................................    $23,974      10,067
                                                                  =======      ======

     Based on management's assessment, it is more likely than not that the deferred tax assets will be realized through future taxable income.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995


9. INCOME TAXES--(CONTINUED)
     A reconciliation of the statutory rate to the effective tax rate for the years ended November 30, 1997, 1996 and 1995 follows:


                                                                            % OF PRE-TAX INCOME
                                                                     ---------------------------------
                                                                        1997        1996        1995
                                                                     ---------   ---------   ---------
   Statutory rate ................................................       35.0        35.0        35.0
   State income taxes, net of federal income tax benefit .........        4.0         4.0         4.0
                                                                         ----        ----        ----
     Effective rate ..............................................       39.0        39.0        39.0
                                                                         ====        ====        ====

10. FINANCIAL INSTRUMENTS


     The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 1997 and 1996, using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash and accounts payable, which had fair values approximating their carrying values.


                                                                          NOVEMBER 30,
                                                         -----------------------------------------------
                                                                  1997                     1996
                                                         ----------------------   ----------------------
                                                          CARRYING       FAIR      CARRYING       FAIR
                                                           AMOUNT       VALUE       AMOUNT       VALUE
                                                         ----------   ---------   ----------   ---------
                                                                         (IN THOUSANDS)
   Assets
    Mortgages loans ..................................    $ 86,849      92,285      64,441       74,809
    Investment securities available-for-sale .........     188,434     188,434     193,869      193,869
    Investment securities held-to-maturity ...........     116,226     153,517      69,973       89,463
   Liabilities
    Mortgage notes and other debts payable ...........    $391,171     391,171     354,406      354,406

     The following methods and assumptions were used by the Company in estimating fair values:


     Mortgages loans: The fair values are based on discounting future cash flows using the current interest rates at which similar loans would be made or are estimated by the Company on the basis of financial or other information.


     Investment securities available-for-sale and held-to-maturity: The fair values are based on quoted market prices, if available. The fair values for instruments which do not have quoted market prices are estimated by the Company on the basis of the acquisition price paid or financial and other information.


     Mortgages notes and other debts payable: The fair value of fixed rate borrowings is based on discounting future cash flows using the Company's incremental borrowing rate. Variable rate borrowings are tied to market indices and thereby, approximate fair value.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995
11. CAPITAL STOCK


PREFERRED STOCK


     The Company has 500,000 shares of authorized preferred stock, $10 par value. At November 30, 1997, no shares of preferred stock were issued or outstanding. The preferred stock may be issued in series with any rights, powers and preferences which may be authorized by the Company's Board of Directors.


COMMON STOCK


     The Company has two classes of common stock. The common stockholders have one vote for each share owned in matters requiring stockholder approval and during the fourth quarter of 1997 received quarterly dividends of $.0125 per share. Class B common stockholders have ten votes for each share of stock owned and during the fourth quarter of 1997 received quarterly dividends of $.01125 per share. As of November 30, 1997, Mr. Leonard Miller, a member of the Board of Directors, owned or controlled 9.9 million shares of Class B common stock, which represented approximately 74% of the voting control of the Company.


STOCK OPTION PLAN


     In connection with the Spin-off, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the granting of options to certain officers, employees and directors of the Company to purchase shares at prices not less than market value on the date of the grant. Options granted under the 1997 Plan will expire not more than 10 years after the date of grant, except that options granted to a key employee who is a 10% stockholder will expire not more than five years after the date of grant. The exercise price of each stock option granted under the 1997 Plan will be 100% of the fair market value of the common stock on the date the stock option is granted, except in the case of a key employee who is a 10% stockholder, in which case the option price may not be less than 110% of the fair market value of the common stock on the date the stock option is granted, and except as to stock options granted to replace Lennar stock options held by Lennar employees who became employees of the Company as a result of the Spin-off.


     The following table summarizes the status of the 1997 Plan (in thousands, except for option prices):



                                                              WEIGHTED     OUTSTANDING     OUTSTANDING    EXERCISABLE
                                       OPTION                  AVERAGE      WEIGHTED        WEIGHTED        WEIGHTED
                                     PRICE PER   NUMBER OF    REMAINING   AVERAGE FAIR       AVERAGE      AVERAGE FAIR
                                       SHARE      OPTIONS       LIFE          VALUE      EXERCISE PRICE      VALUE
                                    ----------- ----------- ------------ -------------- ---------------- -------------
Options assumed at Spin-off ....... $3.98 -
                                    $ 16.23          410    5.13 Years         18.70           7.64           19.05
Options granted ................... $ 24.82        1,069    9.72 Years         13.28          24.82             --
                                                   -----
Ending balance ....................                1,479
                                                   =====
Exercisable .......................                   61
                                                   =====
Options available for
 future grant .....................                  521
                                                   =====

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995


11. CAPITAL STOCK--(CONTINUED)
     The Company has elected to account for its employee stock options under APB 25 and related Interpretations. No compensation expense is recorded under APB 25 because the exercise price of the Company's employee common stock options equaled the market price for the underlying common stock on the grant date.


     Under the terms of the Lennar 1991 Stock Option Plan (the "Lennar Option Plan"), participants in the Lennar Option Plan who exercise their options after the Spin-off (and who did not amend the terms of their options prior to the Spin-off to provide otherwise) will receive upon exercise of Lennar stock options both shares of Lennar common stock and LNR common stock. The Company has agreed to deliver shares of its common stock to participants in the Lennar Option Plan who exercise options and are entitled to LNR common stock. There were Lennar stock options outstanding at the time of the Spin-off which could entitle the holders to purchase up to 615,600 shares of LNR common stock. None of these options had been exercised as of November 30, 1997. The Company will not receive any portion of the exercise price of the Lennar stock options.


     SFAS 123 requires "as adjusted" information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The Company determined this information using the fair value method of that statement. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model. The significant weighted average assumptions used were as follows for the year ended November 30, 1997: expected dividend yield, .20%; calculated volatility rate, .45%; risk-free interest rate, 5.50%; and expected life of the option in years, 2-7 years.


     The estimated fair value of the options is recognized in expense over the options' vesting period for "as adjusted" disclosures. The net income per share "as adjusted" for the effects of SFAS 123 is not indicative of the effects on reported net income/loss for future years. For purposes of these calculations, the Company has excluded shares subject to options which are held by participants in the Lennar Option Plan who are not employees, and do not otherwise receive compensation from, the Company. The Company's reported "as adjusted" information for the year ended November 30, 1997 is as follows (in thousands, except per share amounts):


            Net earnings ............................................     $ 44,218
            Net earnings "As adjusted" ..............................     $ 43,042
            Net earnings per share as reported -- primary ...........     $   1.21
            Net earnings per share "As adjusted" -- primary .........     $   1.18

     In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility.


EMPLOYEE STOCK OWNERSHIP PLAN /401(K) PLAN


     The Employee Stock Ownership Plan/401(k) Plan (the "Plan") provides shares of stock to employees who have completed one year of continuous service with the Company. All contributions for employees with five years or more of service are fully vested. Under the 401(k) portion of the Plan,

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995


11. CAPITAL STOCK--(CONTINUED)
employees may make contributions which are invested on their behalf, and the Company may also make contributions for the benefit of employees. The Company records as compensation expense an amount which approximates the vesting of the contributions to the Employee Stock Ownership portion of the Plan, as well as the Company's contribution to the 401(k) portion of the Plan. Amounts contributed by the Company to the Plan during 1997, 1996 and 1995 were immaterial.


RESTRICTIONS ON PAYMENTS OF DIVIDENDS


     Other than as required to maintain the financial ratios and net worth requirements under the revolving credit and term loan agreements, there are no restrictions on the payment of dividends on common stock by the Company. The cash dividends paid with regard to a share of Class B common stock in a calendar year may not be more than 90% of the cash dividends paid with regard to a share of common stock in that calendar year. One of the Company's major subsidiaries is also restricted on the payment of dividends to its parent company, LNR Property Corporation, under the revolving credit and loan agreements.


12. RELATED PARTY TRANSACTIONS


     During the period December 1, 1996 through October 31, 1997, and for the years ended November 30, 1996 and 1995, Lennar provided various general and administrative services to the Company including: data processing, treasury, legal, human resources, payroll, accounting, risk management and others. Costs for these services are designed to approximate the actual costs incurred by Lennar to render these services. Management believes the methods used to determine these costs are reasonable, however, such costs may not be representative of those which would be incurred if the Company had operated as an independent entity during the periods presented. Charges for these costs are included in general and administrative expenses and amounted to $3.3 million, $3.1 million and $2.6 million for the period December 1, 1996 through October 31, 1997 and for the years ended November 30, 1996 and 1995, respectively.


     The Company provided a portion of Lennar's facilities on a rent-free basis for the period December 1 through October 31, 1997 and for the years ended November 30, 1996 and 1995. Subsequent to the Spin-off, the Company has negotiated market-based lease agreements with Lennar and its subsidiaries that result in additional rental income of over $1.4 million annually.


     The Company has entered into agreements whereby Lennar provides data processing and construction management services for a period of up to one year from the Spin-off. Data processing services are charged at a monthly rate of $16,000. Services under this agreement were provided after the Spin-off and aggregated $16,000 for 1997. No charges were incurred under the construction management services agreement in 1997 and charges for 1998 are not expected to be material.


13. COMMITMENTS AND CONTINGENT LIABILITIES


     The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995


13. COMMITMENTS AND CONTINGENT LIABILITIES--(CONTINUED)
     The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate as well as the management of partnerships and special servicing of CMBS in the routine conduct of its business.


     The Company is committed, under various letters of credit or other agreements, to provide certain guarantees. Outstanding letters of credit and guarantees under these arrangements totaled approximately $56.2 million at November 30, 1997.


     The Company leases certain premises and equipment under various noncancellable operating leases with terms expiring through 2003, exclusive of renewal option periods. The annual aggregate minimum rental commitments under these leases are summarized as follows (in thousands): 1998--$182; 1999--$163; 2000--$149; 2001--$158; 2002--$166 and thereafter $170.


14. QUARTERLY DATA (UNAUDITED)


                                                FIRST      SECOND      THIRD      FOURTH
                                             ----------   --------   --------   ---------
                                                            (IN THOUSANDS)
   1997
    Revenues .............................    $ 44,760    44,411     43,368      34,944
    Operating earnings ...................    $ 27,166    29,150     26,689      16,067
    Earnings before income taxes .........    $ 20,357    22,758     19,168      10,205
    Net earnings .........................    $ 12,418    13,882     11,693       6,225
   1996
    Revenues .............................    $ 38,814    41,773     41,336      41,513
    Operating earnings ...................    $ 22,801    27,081     23,739      24,359
    Earnings before income taxes .........    $ 18,169    21,721     18,405      19,172
    Net earnings .........................    $ 11,083    13,250     11,227      11,695

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995
15. SUPPLEMENTAL PRO FORMA FINANCIAL INFORMATION (UNAUDITED)


     As a result of the Spin-off and formation of Lennar Land Partners, the Company believes that pro forma information provides the best information to compare the results of operations and trends in earnings and costs. Results for 1997 have been adjusted to give pro forma effect to these transactions as if such transactions had been completed as of the beginning of the period. The pro forma information does not purport to be indicative of the results of operations which would actually have been reported if the transactions had occurred on the dates or for the periods indicated:



                                                   HISTORICAL                          PRO FORMA
                                                      1997          ADJUSTMENTS          1997
                                                  ------------   -----------------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

   Revenues
   Rental income ..............................    $  56,334                             56,334
   Equity in earnings of partnerships .........       30,149           13,292 (a)        43,441
   Interest income ............................       41,446                             41,446
   Gains on sales of:
    Real estate ...............................       18,076                             18,076
    Investment securities .....................        5,359                              5,359
    Management fees ...........................       13,385                             13,385
   Other, net .................................        2,734                              2,734
                                                   ---------           ------            ------
       Total revenues .........................      167,483           13,292           180,775
                                                   ---------           ------           -------
   Costs and expenses
   Cost of rental operations ..................       35,767                             35,767
   General and administrative .................       26,584           (4,408)(b)        22,176
   Depreciation ...............................        6,060                              6,060
                                                   ---------           ------           -------
       Total costs and expenses ...............       68,411           (4,408)           64,003
                                                   ---------           ------           -------
   Operating earnings .........................       99,072           17,700           116,772
   Interest expense ...........................       26,584           (2,100)(c)        24,484
                                                   ---------           ------           -------
   Earnings before income taxes ...............       72,488           19,800            92,288
   Income taxes ...............................       28,270            7,721 (d)        35,991
                                                   ---------           ------           -------
   Net earnings ...............................    $  44,218           12,079            56,297
                                                   =========           ======           =======
   Net earnings per share .....................    $    1.21                               1.55
                                                   =========                            ========

     Adjustments to the historical results to arrive at the pro forma results are as follows:


     (a) Represents entries to reflect the Company's 50% interest in the earnings of Lennar Land Partners.


     (b) Represents entries to reflect the elimination of costs related to the Spin-off and addition of incremental administrative costs associated with operating as a stand-alone public company.


     (c) Represents entries to reflect reductions in interest expense due to the use of proceeds from funds advanced by Lennar to repay debt.


     (d) The adjustment to taxes represents the estimated income tax effect of the pro forma adjustments to the Company's effective tax rate of 39.0%.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                       NOVEMBER 30, 1997, 1996 AND 1995
16. SUBSEQUENT EVENTS


     In February 1998, the Company agreed to purchase interests in 41 entities that own approximately 6,000 residential rental apartments. The purchase price is approximately $86 million plus the assumption of approximately $44 million of future equity commitments, subject to certain adjustments. The Company will manage the existing assets and is expected to both develop and acquire new low-income tax credit properties. The transaction remains subject to the receipt of third party consents.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of LNR Property Corporation:


We have audited the consolidated financial statements of LNR Property Corporation (the "Company") as of November 30, 1997 and 1996, and for each of the three years in the period ended November 30, 1997, and have issued our report thereon dated February 3, 1998 (February 18, 1998, as to Note 16); such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of LNR Property Corporation, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Miami, Florida


February 3, 1998

                           LNR PROPERTY CORPORATION

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


                                                                      ADDITIONS
                                                          ----------------------------------
                                                              CHARGED
                                              CHARGED       (CREDITED)
                                              TO COSTS       TO OTHER         BEGINNING                                ENDING
DESCRIPTION                                   BALANCE      AND EXPENSES        ACCOUNTS           (DEDUCTIONS)         BALANCE
----------------------------------------- --------------- -------------- ------------------- --------------------- --------------
Year ended November 30, 1997
 Allowances deducted from assets to which
  they apply:
  Allowances for doubtful accounts and
    notes receivable ....................  $    938,000        467,000         (702,000)                   --           703,000
                                           ============        =======         ========                    ==           =======
  Deferred income and unamortized
    discounts ...........................  $ 10,851,000             --          235,000            (4,380,000)(A)     6,706,000
                                           ============        =======         ========            ==========         =========
  Loan loss reserve .....................  $  2,071,000             --               --               (33,000)        2,038,000
                                           ============        =======         ========            ==========         =========
  Valuation allowance ...................  $  2,908,000             --               --            (2,908,000)(A)            --
                                           ============        =======         ========            ==========         =========
Year ended November 30, 1996
 Allowances deducted from assets to which
 they apply:
  Allowances for doubtful accounts and
    notes receivable ....................  $    871,000        511,000               --              (444,000)          938,000
                                           ============        =======         ========            ==========         =========
  Deferred income and unamortized
    discounts ...........................  $ 13,112,000             --         (746,000)(B)        (1,515,000)(A)    10,851,000
                                           ============        =======         ========            ==========        ==========
  Loan loss reserve .....................  $         --      1,869,000        1,396,000            (1,194,000)        2,071,000
                                           ============      =========        =========            ==========        ==========
  Valuation allowance ...................  $    340,000      2,711,000          580,000              (723,000)        2,908,000
                                           ============      =========        =========            ==========        ==========
Year ended November 30, 1995
 Allowances deducted from assets to which
  they apply:
  Allowances for doubtful accounts and
    notes receivable ....................  $    273,000      1,190,000            4,000              (596,000)          871,000
                                           ============      =========        =========            ==========        ==========
  Deferred income and unamortized
    discounts ...........................  $ 10,600,000             --        4,186,000(B)         (1,674,000)(A)    13,112,000
                                           ============      =========        =========            ==========        ==========
  Valuation allowance ...................  $    172,000             --          168,000                    --           340,000
                                           ============      =========        =========            ==========        ==========

Notes:

(A) Includes transfers to Lennar Corporation of approximately $4.2 million and amortization of discount and other.

(B) Includes discounts on mortgages purchased.

                           LNR PROPERTY CORPORATION

                                 SCHEDULE III

                REAL ESTATE AND ACCUMULATED DEPRECIATION (D)(E)

                         YEAR ENDED NOVEMBER 30, 1997



                                                                         COST
                                                                      CAPITALIZED
                                          INITIAL COST               SUBSEQUENT TO
                                           TO COMPANY                 ACQUISITION
                                   --------------------------- -------------------------
                                                 BUILDING AND    IMPROVE-     CARRYING
DESCRIPTION          ENCUMBRANCES      LAND      IMPROVEMENTS      MENTS        COSTS
------------------- -------------- ------------ -------------- ------------ ------------
Rental
 apartment
 property - FL       $20,640,000     1,872,000     9,063,000     4,624,000     359,000
Rental office
 property - FL        12,709,000     1,779,000            --    13,577,000   1,959,000
Hotel - FL ........                  1,000,000     3,478,000     8,867,000     367,000
Rental
 apartment
 property -
 CO ...............   21,998,000            --     5,375,000    24,055,000     441,000
Rental office
 property -
 GA ...............           --     1,263,000    11,700,000            --          --
Rental office
 property -
 GA ...............           --     5,238,000    20,020,000     1,570,000          --
Rental retail
 Property -
 AZ ...............           --    11,945,000            --     1,023,000          --
Other
 miscellaneous
 properties
 which are
 individually
 less than 5%
 of total .........   34,922,000    44,362,000    51,821,000    29,420,000   2,198,000
                     -----------    ----------    ----------    ----------   ---------
                     $90,269,000    67,459,000   101,457,000    83,136,000   5,324,000
                     ===========    ==========   ===========    ==========   =========



                                  GROSS AMOUNT
                                    AT WHICH                                     DATE OF
                                   CARRIED AT                   ACCUMULATED   COMPLETION OF     DATE
                                 CLOSE OF PERIOD               DEPRECIATION(B) CONSTRUCTION   ACQUIRED
                    ----------------------------------------- -------------- --------------- ---------
DESCRIPTION            LAND(A)    BUILDINGS(A)     TOTAL(C)
------------------- ------------ -------------- -------------
Rental
 apartment
 property - FL        2,046,000    13,872,000     15,918,000     9,946,000        1979         1977
Rental office
 property - FL        4,319,000    12,996,000     17,315,000     3,250,000      Various        1980

Hotel - FL ........   1,367,000    12,345,000     13,712,000     3,046,000      Various        1987
Rental
 apartment
 property -                                                                      Under
 CO ...............          --    29,871,000     29,871,000       446,000    Construction     1996
Rental office
 property -                                                                      Under
 GA ...............   1,263,000    11,700,000     12,963,000            --    Construction     1997
Rental office
 property -                                                                      Under
 GA ...............   5,239,000    21,589,000     26,828,000       984,000    Construction     1996
Rental retail
 Property -                                                                      Under
 AZ ...............  11,945,000     1,023,000     12,968,000            --    Construction     1997
Other
 miscellaneous
 properties
 which are
 individually
 less than 5%
 of total .........  49,632,000    78,169,000    127,801,000    14,232,000      Various       Various
                     ----------    ----------    -----------    ----------
                     75,811,000   181,565,000    257,376,000    31,904,000
                     ==========   ===========    ===========    ==========

Notes:

(A) Includes related improvements and capitalized carrying costs.
(B) Depreciation is calculated using the straight-line method over the estimated useful lives which vary from 15 to 40 years.

(C) The aggregate cost of the listed property for federal income tax purposes was $220,000,000 at November 30, 1997.

(D) The listed real estate includes operating properties completed or under construction.
(E) Reference is made to Notes 1, 5, and 7 of the consolidated financial statements.

(F) The changes in the total cost of investment properties and accumulated depreciation for the years ended November 30, 1997 are as follows (in thousands):


                                                                        1997         1996        1995
                                                                    ------------ ----------- -----------
      Cost:
       Balance at beginning of year ...............................  $ 234,010     204,833     206,022
       Additions, at cost .........................................     76,921      34,410       6,808
       Cost of real estate sold ...................................    (55,381)     (9,051)     (8,304)
       Transfers ..................................................      1,826       3,818         307
                                                                     ---------     -------     -------
        Balance at end of year ....................................  $ 257,376     234,010     204,833
                                                                     =========     =======     =======
      Accumulated depreciation:
       Balance at beginning of year ...............................  $  31,971      28,686      25,763
       Depreciation and amortization charged against earnings .....      5,195       5,170       4,992
       Depreciation on real estate sold ...........................     (5,262)     (1,885)     (2,069)
                                                                     ---------     -------     -------
        Balance at end of year ....................................  $  31,904      31,971      28,686
                                                                     =========     =======     =======

                           LNR PROPERTY CORPORATION

                                  SCHEDULE IV

                         MORTGAGE LOANS ON REAL ESTATE

                               NOVEMBER 30, 1997



                                                                            FINAL         PERIODIC
                                                              INTEREST     MATURITY       PAYMENT
DESCRIPTION                                                     RATE         DATE          TERMS
----------------------------------------------------------- ------------ ----------- -----------------
First mortgage notes secured real estate and other:
Office building - CA ......................................     7.89%       2003     Varying payment
Convention center - NV .................................... Libor +300      2000     Interest Only
Hotel - NJ ................................................     9.50%       1999     Varying payment
Retail center - TX ........................................    10.00%       1998     Interest Only
Other .....................................................  6%-10.5%    1998-2005   Various
Second mortgage notes secured by real estate:
Residential land - FL .....................................  Prime +2%      2001     Varying payment
Residential land - CA .....................................      15%        1999     Varying payment
Residential land - NV .....................................      15%        1999     Varying payment
Industrial land - CA ......................................       25%       1999     Varying payment
Loan loss reserve .........................................



                                                                                                          PRINCIPAL
                                                                                                            AMOUNT
                                                                                                           OF LOANS
                                                                                                          SUBJECT TO
                                                                                             CARRYING     DELINQUENT
                                                                               FACE         AMOUNT OF     PRINCIPAL
                                                                PRIOR       AMOUNT OF       MORTGAGES         OR
DESCRIPTION                                                     LIENS       MORTGAGES         (A)(B)       INTEREST
----------------------------------------------------------- ------------ --------------- --------------- -----------
First mortgage notes secured real estate and other:
Office building - CA ......................................              $ 16,788,000     12,227,000
Convention center - NV ....................................                45,000,000     45,000,000
Hotel - NJ ................................................                 4,500,000      4,194,000
Retail center - TX ........................................                 3,704,000      3,355,000
Other .....................................................                 5,613,000      4,295,000
                                                                         ------------     ----------
                                                                           75,605,000     69,071,000
                                                                         ------------     ----------
Second mortgage notes secured by real estate:
Residential land - FL...................................... $ 314,436       4,400,000      4,400,000
Residential land - CA .....................................                 3,180,000      3,133,000
Residential land - NV .....................................                 7,760,000      7,690,000
Industrial land - CA ......................................                 4,648,000      4,593,000
                                                                         ------------     ----------
                                                                           19,988,000     19,816,000
Loan loss reserve .........................................                              (2,038,000)
                                                                         ------------     ----------
                                                                         $ 95,593,000     86,849,000
                                                                         ============     ==========

Notes:

(A) For Federal income tax purposes, the aggregate basis of the listed mortgages was $86,849,000 at November 30, 1997.
(B) Carrying amounts are net of unamoritized discounts and valuation allowance.
(C) The changes in the carrying amounts of mortgages for the years ended November 30, 1997, 1996 and 1995 are as follows:


                                                     1997             1996             1995
                                               ---------------- ---------------- ----------------
        Balance at beginning of year .........  $  64,441,000       53,551,000       55,893,000
        Additions (deductions):
         New mortgage loans, net .............     67,319,000       77,369,000       42,572,000
         Collections of principal ............    (20,085,000)     (53,347,000)     (44,495,000)
         Transfers to Lennar Corporation .....    (24,918,000)      (7,063,000)      (1,779,000)
         Amortization of discount ............         92,000          488,000          344,000
         Deferred income recognized ..........              0                0        1,066,000
         Other ...............................              0       (6,557,000)         (50,000)
                                                -------------      -----------      -----------
        Balance at end of year ...............  $  86,849,000       64,441,000       53,551,000
                                                =============      ===========      ===========

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

10.2  LNR Property Corporation Employee Stock Ownership/401(k) Plan.
10.3  Shared Facilities Agreement between LNR Property Corporation and
      Lennar Corporation.
10.4 Partnership Agreement by and between Lennar Land Partners Sub, Inc. and LNR Land Partners Sub, Inc.
10.5 Revolving Credit Agreement dated as of December 5, 1997, among LNR Property Corporation and certain subsidiaries and Bank of America National Trust and Savings Association, as lender and agent.
10.6 Master Repurchase Agreement dated as of December 8, 1997, between LNR Sands Holdings, Inc. and Goldman Sachs Mortgage Company.
10.7 Reverse Repurchase Agreement dated as of October 21, 1997 between DLJ Mortgage Capital, Inc. and LNR Property Corporation, Lennar Capital Services, Inc., Nevada Securities Holdings, Inc. Lennar Securities Holdings, Inc., Lennar MBS, Inc. and LFS Asset Corp.
10.8 Amended and Restated Credit Agreement dated as of October 31, 1997, between Lennar Capital Services Inc. and Lennar MBS, Inc. as borrowers and Nationsbank of Texas, N.A. as lender.
10.9 Credit Agreement among Lennar Land Partners as borrower, and the First National Bank of Chicago, et al.
10.10 Revolving Credit Agreement dated as of November 6, 1997, by and between Lennar Capital Services, Inc. and The Bank of New York.
10.11 Reverse Repurchase Agreement dated as of June 7, 1996, between CS First Boston (Hong Kong) Limited and Lennar Financial Services, Inc., Lennar MBS, Inc., Lennar Securities Holdings, Inc., and LFS Asset Corp.
11.1  Statement Regarding Computation of Per Share Earnings.
21.1  List of subsidiaries.
27.1  Financial Data Schedule.