Form 10-Q
period 1998-02-28
LNR PROPERTY CORP
filed 1998-04-14
CIK 1043044

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998

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

                760 NORTHWEST 107TH AVENUE, MIAMI, FLORIDA 33172
               (Address of principal executive offices) (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (305) 485-2000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days. YES  X     NO

 Common shares outstanding as of the end of the current fiscal quarter:

         Common                             25,353,529
         Class B Common                     10,775,877

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                                                                (UNAUDITED)
                                                                                                FEBRUARY 28,      NOVEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                            1998              1997
                                                                                              -----------------  ----------------
                                                       Assets
                                                       ------


Cash and cash equivalents                                                                     $          14,486           34,059
Restricted cash                                                                                          48,303           56,637
Investment securities                                                                                   320,659          304,660
Mortgage loans, net                                                                                      89,418           86,849
Operating properties and equipment, net                                                                 283,544          228,598
Land held for investment                                                                                 80,040           83,297
Investments in and advances to partnerships                                                             182,006          159,359
Deferred income taxes                                                                                    23,376           23,974
Other assets                                                                                             49,911           45,904
                                                                                              -----------------  ---------------
          Total assets                                                                        $       1,091,743        1,023,337
                                                                                              =================  ===============

                                        Liabilities and Stockholders' Equity
                                        ------------------------------------
Liabilities
      Accounts payable                                                                        $           5,363            4,244
      Accrued expenses and other liabilities                                                             47,682           36,708
      Mortgage notes and other debts payable                                                            429,716          391,171
                                                                                              -----------------  ---------------
          Total liabilities                                                                             482,761          432,123
                                                                                              -----------------  ---------------

Minority interests                                                                                       22,778           22,126
                                                                                              -----------------  ---------------



Stockholders' equity
      Common stock, $.10 par value, 150,000 shares authorized, 25,353 shares issued and
           outstanding                                                                                    2,535            2,515
      Class B common stock, $.10 par value, 40,000 shares authorized, 10,776 shares
           issued and outstanding                                                                         1,078            1,098
      Additional paid-in capital                                                                        544,548          544,548
      Retained earnings                                                                                  16,552              370
      Unrealized gain on available-for-sale securities, net                                              21,491           20,557
                                                                                              -----------------  ---------------
          Total stockholders' equity                                                                    586,204          569,088
                                                                                              -----------------  ---------------
          Total liabilities and stockholders' equity                                          $       1,091,743        1,023,337
                                                                                              =================  ===============


See accompanying notes to consolidated condensed financial statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                             (UNAUDITED)
                                                         THREE MONTHS ENDED
                                                            FEBRUARY 28,
                                                       -----------------------
                                                          1998        1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               ----------- -----------
Revenues
      Rental income                                    $    14,594      14,799
      Interest income                                       16,940       9,753
      Equity in earnings of partnerships                     9,740      13,504
      Gains on sales of:
        Real estate                                          6,526       1,932
        Investment securities                                1,386           -
      Management fees                                        2,094       4,060
      Other, net                                               558         712
                                                       ----------- -----------
          Total revenues                                    51,838      44,760
                                                       ----------- -----------

Costs and expenses
      Cost of rental operations                              9,111       9,384
      General and administrative                             6,053       6,703
      Depreciation                                           1,837       1,454
      Minority interests                                       533          53
                                                      ------------ -----------
          Total costs and expenses                          17,534      17,594
                                                       ----------- -----------
Operating earnings                                          34,304      27,166
Interest expense                                             7,058       6,809
                                                       ----------- -----------

Earnings before income taxes                                27,246      20,357
Income taxes                                                10,626       7,939
                                                       ----------- -----------
Net earnings                                           $    16,620      12,418
                                                       =========== ===========

Weighted average shares outstanding:
     Basic                                                  36,129      36,128
                                                       =========== ===========
     Diluted                                                36,269      36,298
                                                       =========== ===========
Net earnings per share:
     Basic                                             $      0.46        0.34
                                                       =========== ===========
     Diluted                                           $      0.46        0.34
                                                       =========== ===========

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                         (UNAUDITED)
                                                                                                     THREE MONTHS ENDED
                                                                                                        FEBRUARY 28,
                                                                                                     -------------------
(IN THOUSANDS)                                                                                        1998          1997
                                                                                                  ------------  ------------
Cash flows from operating activities:
      Net earnings                                                                              $     16,620        12,418
      Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation                                                                                 1,837         1,454
          Minority interests                                                                             533            53
          Amortization of discount on mortgage loans and CMBS                                         (1,705)            -
          Gains on sales of real estate                                                               (6,526)       (1,932)
          Equity in earnings of partnerships                                                          (9,740)      (13,504)
          Gain on sales of investment securities                                                      (1,386)            -
          Changes in assets and liabilities:
               Decrease in restricted cash                                                             8,334           109
               Decrease (increase) in other assets and deferred taxes                                 (4,007)        5,636
               Increase in mortgage loans held for sale                                               (2,505)       (3,291)
               Increase in accounts payable and accrued liabilities                                   12,517         1,083
                                                                                                  ------------  ------------
                     Net cash provided by operating activities                                        13,972         2,026
                                                                                                  ------------  ------------
Cash flows used in investing activities:
      Operating properties and equipment
         Additions                                                                                   (57,548)      (10,205)
         Sales                                                                                         6,923         3,990
      Land held for investment
         Additions                                                                                    (2,290)       (2,193)
         Sales                                                                                         5,915         3,663
      Investments in and advances to partnerships                                                    (18,002)       (1,468)
      Distributions from partnerships                                                                  4,745        16,590
      Purchase of mortgage loans held for investment                                                       -          (349)
      Proceeds from mortgage loans held for investment                                                   114            45
      Purchase of investment securities                                                               (8,381)      (45,130)
      Proceeds from sales of investment securities                                                     1,909             -
      Interest received on CMBS in excess of income recognized                                         3,012         4,460
                                                                                                  ------------  ------------
                   Net cash used in investing activities                                             (63,603)      (30,597)
                                                                                                  ------------  ------------
Cash flows from financing activities:
      Payment of dividends                                                                              (438)            -
      Net borrowings under repurchase agreements and revolving credit lines                           37,194        44,194
      Mortgage notes and other debts payable
        Proceeds from borrowings                                                                       6,592         3,042
        Principal payments                                                                              (764)         (387)
      Payments to Lennar Corporation                                                                 (12,526)      (16,755)
                                                                                                  ------------  ------------
                    Net cash provided by financing activities                                         30,058        30,094
                                                                                                  ------------  ------------
      Net increase (decrease) in cash and cash equivalents                                           (19,573)        1,523
      Cash and cash equivalents at beginning of period                                                34,059         2,295
                                                                                                  ============  ============
      Cash and cash equivalents at end of period                                                $     14,486         3,818
                                                                                                  ============  ============

                                  -continued-

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                                                                                                        (UNAUDITED)
                                                                                                  THREE MONTHS ENDED ENDED
                                                                                                        FEBRUARY 28,
                                                                                                  --------------------------
(IN THOUSANDS)                                                                                        1998          1997
                                                                                                  ------------  ------------
      Supplemental disclosures of non-cash investing and financing activities:
        Purchases of investment securities financed by repurchase agreements                    $      8,050             -
        Increase in CMBS and equity, net of deferred income taxes                               $        934           321

      Spin-off of LNR from Lennar Corporation:
        Decrease in Lennar Corporation's investment due to transfers
          of assets and liabilities to Lennar Corporation, prior to the spin-off                $          -        39,995

      Supplemental disclosure of non-cash transfers:
        Transfer of land held for investment to operating properties                            $      2,759             -
        Transfer of other assets to accounts payable and accrued expenses                       $        350           163


See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated condensed financial statements include the accounts of LNR Property Corporation and its subsidiaries (the "Company"). The assets, liabilities and results of operations of entities (both corporations and partnerships) in which the Company has a controlling interest have been consolidated. The ownership interests of noncontrolling owners in such entities are reflected as minority interests. The Company's investments in partnerships (and similar entities) in which less than a controlling interest is held are accounted for by the equity method (when significant influence can be exerted by the Company), or the cost method. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 1997 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made.

2. NET EARNINGS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" beginning in the first quarter of 1998. The statement requires that earnings per share be calculated and presented on a basic and diluted basis. Net earnings per share for all periods presented have been restated to conform with SFAS No. 128.

Basic net earnings per share is computed by dividing the Company's net earnings by the weighted average number of shares outstanding during the period. Diluted net earnings per share is computed by dividing the Company's net earnings by the weighted average number of shares outstanding and the dilutive impact of common stock equivalents, primarily stock options. The dilutive impact of common stock equivalents is determined by applying the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (i) CHANGES IN INTEREST RATES, (ii) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH THE COMPANY OWNS PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY THE COMPANY ARE LOCATED,
(iii) INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, AND
(iv) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 1997, FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

1. RESULTS OF OPERATIONS

OVERVIEW

LNR Property Corporation (the "Company") is engaged primarily in (i) developing and managing commercial and multi-family residential properties, (ii) acquiring, managing and repositioning commercial and multi-family residential real estate loans and properties, (iii) acquiring (often in partnership with financial institutions or real estate funds) and managing portfolios of real estate assets, (iv) investing in unrated and non-investment grade rated commercial mortgage-backed securities ("CMBS") as to which the Company has the right to be special servicer, and (v) making high yielding real estate related loans and equity investments. For the following discussion, these businesses are grouped as follows: (a) real estate operations, (b) CMBS and loans and (c) partnerships and joint ventures.

The following is a summary of the Company's actual results of operations for the three months ended February 28, 1998 and 1997 and pro forma results for the three months ended February 28, 1997, after allocating among the core business lines certain non-corporate general and administrative expenses. The pro forma adjustments to the three month period ended February 28, 1997 include (i) the Company's 50% interest in Lennar Land Partners, (ii) the addition of incremental administrative costs associated with operating as a stand-alone public company,
(iii) reductions in interest expense due to the use of proceeds from funds advanced by Lennar Corporation ("Lennar") to repay debt, (iv) removal of costs associated with completing the spin-off of the Company to Lennar stockholders and (v) the estimated income tax effect of the pro forma adjustments at the Company's effective tax rate of 39.0%.

                                                                                    THREE MONTHS ENDED
                                                                                       FEBRUARY 28,
                                                                     -------------------------------------------------
                                                                        ACTUAL            ACTUAL          PRO FORMA
                                                                     -------------------------------------------------
(IN THOUSANDS)                                                           1998              1997              1997
                                                                     -------------------------------------------------
Revenues
   Real estate operations                                         $         21,120           16,731            16,731
   CMBS and loans                                                           19,338           10,908            10,908
   Partnerships and joint ventures                                          10,822           16,409            17,319
   Corporate and other                                                         558              712               712
                                                                     --------------    -------------     -------------
Total revenues                                                              51,838           44,760            45,670
                                                                     --------------    -------------     -------------

Operating expenses
   Real estate operations                                                   12,381           11,532            11,532
   CMBS and loans                                                            1,126              202               202
   Partnerships and joint ventures                                           1,175              967               967
   Corporate and other                                                       2,852            4,893             3,154
                                                                     --------------    -------------     -------------
Total operating expenses                                                    17,534           17,594            15,855
                                                                     --------------    -------------     -------------

Operating earnings
   Real estate operations                                                    8,739            5,199             5,199
   CMBS and loans                                                           18,212           10,706            10,706
   Partnerships and joint ventures                                           9,647           15,442            16,352
   Corporate and other                                                      (2,294)          (4,181)           (2,442)
                                                                     --------------    -------------     -------------
Total operating earnings                                                    34,304           27,166            29,815
Interest expense                                                             7,058            6,809             5,960
Income tax expense                                                          10,626            7,939             9,303
                                                                     --------------    -------------     -------------
Net earnings                                                      $         16,620           12,418            14,552
                                                                     ==============    =============     =============

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1997

Net earnings for the three-month period ended February 28, 1998 were $16.6 million, an increase of 34% from net earnings in 1997 of $12.4 and 14% from pro forma net earnings in 1997 of $14.6 million. The increase resulted primarily from higher interest income and greater gains on sales of real estate properties and CMBS, partially offset by a decrease in revenues from partnerships and joint ventures.

Operating earnings were generated from the Company's three main business lines in the following proportions: 24% from real estate operations, 50% from CMBS and loans and 26% from partnerships and joint ventures. This compares with 17%, 34% and 49%, respectively, for the same period in 1997. The shift in these percentages from the three months ended February 28, 1997 to the same period in 1998 is the result of higher gains from the sale of real estate assets, higher net earnings from the CMBS and mortgage loan portfolios and lower earnings from partnerships during the three months ended February 28, 1998.

REAL ESTATE OPERATIONS

                                                                                THREE MONTHS ENDED
                                                                                   FEBRUARY 28,
                                                                        ------------------------------------
(IN THOUSANDS)                                                              1998                 1997
                                                                        --------------      ----------------
Rental income                                                        $         14,594                14,799
Gains on sales of real estate                                                   6,526                 1,932
                                                                        --------------      ----------------
   Total revenues                                                              21,120                16,731
                                                                        --------------      ----------------

Cost of rental operations                                                       9,111                 9,384
Other operating expenses                                                        1,433                   694
Depreciation                                                                    1,837                 1,454
                                                                        --------------      ----------------
   Total operating expenses                                                    12,381                11,532
                                                                        --------------      ----------------

   Operating earnings                                                $          8,739                 5,199
                                                                        ==============      ================

Total revenues from real estate operations include the rental income from operating properties plus gains on sales of those properties. Total operating expenses include the direct costs of operating those properties and the overhead associated with managing them.

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1997

Overall, operating earnings from real estate properties increased to $8.7 million for the three months ended February 28, 1998 from $5.2 million for the same period in 1997. The increase was due primarily to greater gains on sales of real estate assets in the first three months in 1998 versus the same period in 1997 as the Company continued its strategy of selling those properties it believed had reached their optimal values. In addition, the Company believes the stronger real estate economy continued to contribute to the higher sales prices for the assets sold. The increases are also due to the shift in investments over the past few years from large portfolios of assets in partnerships and joint ventures, accounted for by the equity method, to individual asset acquisitions that are recorded directly on the Company's balance sheet, statement of earnings and cash flows.

Although sales of real estate properties were approximately $12.8 million during the first three months of 1998, the total book value of operating properties and equipment and land held for investment increased by $51.7 million during this period primarily as a result of asset acquisitions. A majority of those acquisitions were of operating properties which are being developed or where the Company believes it can improve net operating earnings and/or ultimate sales value, although there can be no assurance that the Company will be successful. As of February 28, 1998, approximately 54% of the Company's operating property portfolio, based on book value, had not yet reached stabilized occupancy and the anticipated improvements in operating earnings will not be recognized until future periods.

Total rental income and cost of rental operations remained relatively constant during the first three months of 1998 and 1997. Although net rental income decreased some due to sales of properties, that decrease was mostly offset by net rental income from new developed or acquired properties placed into service at the end of fiscal 1997 or during the first quarter of 1998.

Other operating expenses, which represent an allocation of salary, professional and other administrative expenses, increased to $1.4 million for the three month period ended February 28, 1998 from $0.7 million for the same period in 1997, primarily due to increases in personnel and general overhead costs necessary to analyze, acquire and manage new properties.

NOTE:  ACTUAL AND PRO FORMA RESULTS ARE IDENTICAL FOR 1997.

CMBS AND LOANS

                                                                                 THREE MONTHS ENDED
                                                                                    FEBRUARY 28,
                                                                        -------------------------------------
(IN THOUSANDS)                                                              1998                   1997
                                                                        --------------         --------------
Interest income - CMBS                                               $         11,947                  7,660
Interest income - loans                                                         4,034                  2,093
Interest income - other                                                           959                      -
Gains on sales of investment securities                                         1,386                      -
Servicing fees                                                                  1,012                  1,155
                                                                        --------------         --------------
    Total revenues                                                             19,338                 10,908

Operating expenses                                                              1,126                    202
                                                                        --------------         --------------
     Operating earnings                                              $         18,212                 10,706
                                                                        ==============         ==============

Revenues from CMBS and loans include interest income, gains on sales of these assets and fees from acting as special servicer for CMBS transactions. Related operating expenses include the direct costs of investing in and originating CMBS and loans, and servicing the CMBS portfolio.

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1997

Overall, operating earnings from CMBS and loans increased 70% to $18.2 million for the three-month period ended February 28, 1998 from $10.7 million for the same period in 1997. Earnings were higher largely due to the growth of the Company's CMBS and loan portfolios and the greater recognition of earnings due to actual performance exceeding original expectations (see below). The Company's CMBS portfolio grew to $320.7 million at February 28, 1998 from approximately $305.0 million at February 28, 1997. During the three months ended February 28, 1998, the Company purchased $29.0 million of face amount of securities for approximately $16.4 million.

In recording CMBS interest income, the Company follows generally accepted accounting principles and records interest received plus the amortization of the difference between the carrying value and the face amount of the securities to achieve a level yield. To date, this has resulted in less recognition of interest income than interest received. The excess interest received is applied to reduce the Company's investment. In the first quarter of 1998 and 1997, this excess of cash received over income recorded was $3.0 million and $4.5 million, respectively. The Company's initial and ongoing estimates of its returns on CMBS investments are based on a number of assumptions that are subject to certain business and economic conditions, the most significant of which is the timing and magnitude of credit losses on the underlying mortgages.

Actual loss experience to date, particularly for older transactions (3 to 4 years in age) is significantly lower than originally underwritten by the Company. Therefore, the Company believes changes to original estimated yields have, and should continue to, result in improved earnings from these transactions. The Company believes these improvements resulted from (i) its having conservatively underwritten these transactions, (ii) its workout and real estate expertise and (iii) an improving real estate economy. However, the positive experience on these older transactions will not necessarily translate into yield improvements on newer investments.

Results for the first quarter of 1998 included $1.4 million in gains on sales of selected CMBS as the Company took advantage of an opportunity to maximize the return from the disposition of certain investments. There were no sales of CMBS during the same period in 1997.

The increase in interest income from mortgage loans to $4.0 million during the three months ended February 28, 1998 from $2.1 million for the same period in 1997 was due primarily to the higher investment in mortgage loans, which increased to $89.4 million at February 28, 1998 from $50.4 million at February 28, 1997.

Other interest income was derived from temporary investments made with cash received from Lennar in connection with the spin-off and other investments made during the fourth quarter of 1997.

Operating expenses increased to $1.1 million for the three months ended February 28, 1998 from $0.2 million for the same period in 1997 as a result of additional salary and out-of-pocket expenses incurred related to the growth of the CMBS business.

NOTE:  ACTUAL AND PRO FORMA RESULTS ARE IDENTICAL FOR 1997.

PARTNERSHIPS AND JOINT VENTURES

                                                                         THREE MONTHS ENDED
                                                                            FEBRUARY 28,
                                                          --------------------------------------------------
                                                             ACTUAL           ACTUAL            PRO FORMA
                                                          -------------     ------------       -------------
(IN THOUSANDS)                                                1998             1997                1997
                                                          -------------     ------------       -------------
Equity in earnings from partnerships
   Portfolios                                          $         4,561           13,247              13,247
   Lennar Land Partners                                          5,431                -                 910
   Other                                                          (252)             257                 257
Management fees                                                  1,082            2,905               2,905
                                                          -------------     ------------       -------------
   Total revenues                                               10,822           16,409              17,319

Operating expenses                                               1,175              967                 967
                                                          -------------     ------------       -------------
   Operating earnings                                  $         9,647           15,442              16,352
                                                          =============     ============       =============

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1997

Operating earnings from partnerships and joint ventures decreased to $9.6 million for the three-month period ended February 28, 1998 from $15.4 million for the same period in 1997. The decrease was primarily due to reduced earnings and management fees from partnerships which, in 1992 through 1996, had acquired large portfolios of distressed real estate assets. Specifically, equity in earnings from LW Real Estate Investments, L.P. and subsidiaries ("LW Real Estate") decreased to $0.6 million for the three months ended February 28, 1998 from $6.8 million for the same period in 1997 and equity in earnings from Lennar Florida

Partners I, L.P. and Qualified Affiliates ("Lennar Florida Partners") decreased to $2.2 million from $3.8 million for the three month periods ended February 28, 1998 and 1997, respectively. These partnerships were the largest contributors to earnings for the three-month periods then ended in both 1998 and 1997. As these partnerships continue to liquidate their remaining assets, contributions to earnings will continue to decrease.

Lennar Land Partners ("LLP") was formed just prior to the spin-off as a 50/50 joint venture between the Company and its former parent, Lennar Corporation. LLP's land sales to Lennar and others provided earnings to the Company during the three months ended February 28, 1998 of $5.4 million, partially offsetting the decreases in the earnings from LW Real Estate and Lennar Florida Partners.

Partnership distributions received by the Company during the three months ended February 28, 1998 were $4.7 million in comparison with $16.6 million for the same period in 1997, a decrease of $11.9 million. This decrease was principally due to lower distributions from LW Real Estate of $9.3 million, resulting from lower dispositions of partnership assets during the current period. For the three months ended February 28, 1998, distributions were $5.0 million lower than the Company's actual equity in earnings of the partnerships of $9.7 million, primarily due to LLP, which until repayment of the partnership's debt, is not expected to make distributions. The Company's overall investments in and advances to partnerships increased approximately 68% from February 28, 1997 to $182.0 million at the end of February 28, 1998. This was primarily due to the addition of Lennar Land Partners which increased investments in and advances to partnerships by $99.7 million at February 28, 1998.

During the quarter, the Company entered into a partnership to acquire a portfolio of non-performing commercial mortgage loans in Japan, with an initial investment of $14.5 million, which is expected to be reduced to approximately $8 million after anticipated non-recourse financing is arranged. The Company has opened an office in Tokyo as part of a strategic relationship with two other entities to oversee the loan workout and real estate asset management operations.

Management fees decreased to $1.1 million for the three months ended February 28, 1998 from $2.9 million for the same period in 1997, due to lower disposition fees as there were fewer sales of partnership assets.

PRO FORMA OPERATING EARNINGS FROM PARTNERSHIPS AND JOINT VENTURES FOR THE THREE-MONTH PERIOD ENDED FEBRUARY 28, 1997 WERE $16.4 MILLION COMPARED TO $15.4 MILLION ON AN ACTUAL BASIS. THIS DIFFERENCE WAS DUE TO THE INCLUSION OF LENNAR LAND PARTNERS FOR THE THREE-MONTH PERIOD ENDED FEBRUARY 28, 1997.

CORPORATE, OTHER AND INTEREST EXPENSES

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1997

Corporate general and administrative expenses decreased to $2.9 million for the three months ended February 28, 1998 from $4.9 million for the same period in 1997 primarily due to one-time expenses associated with the spin-off from Lennar which were partially offset by incremental costs for operating as a stand-alone public company.

PRO FORMA CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES FOR THE THREE MONTHS ENDED FEBRUARY 28, 1997 WERE $3.2 MILLION COMPARED TO $4.9 MILLION ON AN ACTUAL BASIS. THIS DIFFERENCE WAS DUE TO THE REMOVAL OF SPIN-OFF RELATED COSTS INCURRED IN 1997, OFFSET BY INCREMENTAL COSTS FOR OPERATING AS A STAND-ALONE PUBLIC COMPANY.

Interest expense increased marginally to $7.1 million from $6.8 million during the three months ended February 28, 1998 and 1997, respectively, due to marginally higher debt levels.

PRO FORMA INTEREST EXPENSE FOR THE THREE MONTHS ENDED FEBRUARY 28, 1997 WAS $6.0 MILLION COMPARED TO $6.8 MILLION ON AN ACTUAL BASIS. THIS DIFFERENCE WAS DUE TO THE USE OF PROCEEDS FROM FUNDS ADVANCED BY LENNAR TO REPAY DEBT ON OCTOBER 31, 1997, AS IF SUCH DEBT HAD BEEN REPAID ON DECEMBER 1, 1996.

2.  LIQUIDITY AND FINANCIAL RESOURCES

The Company generated $14.0 million of cash from operating activities during the three months ended February 28, 1998 compared with $2.0 million for the same period in 1997. The increase during the first quarter of 1998 was primarily due to the use of previously restricted cash accounts of $8.3 million and an increase in accounts payable and accrued expenses of $12.6 million.

Cash flows used in investing activities totaled $63.6 million in the three months ended February 28, 1998 compared with $30.6 million for the same period in 1997. The increase is primarily attributable to substantially higher purchases of operating properties and greater investments in and advances to partnerships, partially offset by fewer purchases of investment securities.

In March 1998, the Company issued $200 million principal amount of long-term fixed rate senior subordinated notes, due in 2008. Proceeds from these notes were used to reduce short-term floating rate borrowings. The notes bear interest at a fixed rate of 9.375%.

In April 1998, the Company completed the syndication of a $200 million unsecured revolving credit agreement, which expires on December 31, 2000, with the option of a one-year extension. There are currently no borrowings under this loan agreement.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not subject to any legal proceedings other than suits relating to properties it owns which the Company views as an ordinary part of its business, and at least most of which are covered by insurance. LNR believes these suits will not, in the aggregate, have a material adverse effect upon the Company.

ITEMS 2-5.   NOT APPLICABLE.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits:
                       27.1 Financial Data Schedule

                  (b)  Reports on Form 8-K:
                       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

             SIGNATURE AND TITLE                               DATE
             -------------------                               ----

/S/    SHELLY RUBIN
-----------------------------------                        April 14, 1998
Shelly Rubin
Chief Financial Officer (Principal
Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION

27.1             Financial Data Schedule.