Form 10-Q
period 1998-05-31
LNR PROPERTY CORP
filed 1998-07-15
CIK 1043044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1998

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

 Common shares outstanding as of the end of the current fiscal quarter:

         Common                     25,391,158
         Class B Common             10,757,849

================================================================================

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                                                            (UNAUDITED)
                                                                                              May 31,          November 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                        1998               1997
                                                                                          -----------------   ----------------
                                                     ASSETS

Cash and cash equivalents                                                                $          24,803            34,059
Restricted cash                                                                                     88,450            56,637
Investment securities                                                                              385,267           304,660
Mortgage loans, net                                                                                 87,955            86,849
Operating properties and equipment, net                                                            475,705           228,598
Land held for investment                                                                            92,747            83,297
Investments in and advances to partnerships                                                        202,929           159,359
Deferred income taxes                                                                               29,078            23,974
Other assets                                                                                        61,778            45,904
                                                                                          -----------------   ---------------
          Total assets                                                                   $       1,448,712         1,023,337
                                                                                          =================   ===============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
      Accounts payable                                                                   $           8,201             4,244
      Accrued expenses and other liabilities                                                        57,068            36,708
      Mortgage notes and other debts payable                                                       754,540           391,171
                                                                                          -----------------   ---------------
          Total liabilities                                                                        819,809           432,123
                                                                                          -----------------   ---------------

Minority interests                                                                                  26,248            22,126
                                                                                          -----------------   ---------------


Stockholders' equity
      Common stock, $.10 par value, 150,000 shares authorized, 25,391 shares issued
         and outstanding                                                                             2,539             2,515
      Class B common stock, $.10 par value, 40,000 shares authorized, 10,758 shares
         issued and outstanding                                                                      1,076             1,098
      Additional paid-in capital                                                                   544,546           544,548
      Retained earnings                                                                             33,068               370
      Unrealized gain on available-for-sale securities, net and other                               21,426            20,557
                                                                                          -----------------   ---------------
          Total stockholders' equity                                                               602,655           569,088
                                                                                          -----------------   ---------------
          Total liabilities and stockholders' equity                                     $       1,448,712         1,023,337
                                                                                          =================   ===============

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS


                                                                                      (UNAUDITED)                 (UNAUDITED)
                                                                                   Three Months Ended          Six Months Ended
                                                                                        May 31,                     May 31,
                                                                                -------------------------  -------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                           1998         1997          1998          1997
                                                                                -----------  ------------  ------------  -----------
Revenues
      Rental income                                                            $    15,270        15,179        29,864        29,978
      Interest income                                                               17,819        10,877        34,759        20,630
      Equity in earnings of partnerships                                            14,229         6,287        23,969        19,791
      Gains on sales of:
          Real estate                                                                5,535         4,469        12,061         6,401
          Investment securities                                                          -         5,009         1,386         5,009
      Management fees                                                                1,927         1,917         4,021         5,977
      Other, net                                                                       121           673           679         1,385
                                                                                -----------  -----------  ------------  ------------
          Total revenues                                                            54,901        44,411       106,739        89,171
                                                                                -----------  ------------  ------------  -----------
Costs and expenses
      Cost of rental operations                                                      9,709         8,897        18,820        18,281
      General and administrative                                                     6,621         4,830        12,674        11,533
      Depreciation                                                                   2,226         1,461         4,063         2,915
      Minority interests                                                               561            73         1,094           126
                                                                                -----------  ------------  ------------  -----------
          Total costs and expenses                                                  19,117        15,261        36,651        32,855
                                                                                -----------  ------------  ------------  -----------
Operating earnings                                                                  35,784        29,150        70,088        56,316
Interest expense                                                                     9,925         6,392        16,983        13,201
                                                                                -----------  ------------  ------------  -----------

Earnings before income taxes                                                        25,859        22,758        53,105        43,115
Income taxes                                                                         8,905         8,876        19,531        16,815
                                                                                -----------  ------------  ------------  -----------

Net earnings                                                                   $    16,954        13,882        33,574        26,300
                                                                                ===========  ============  ============  ===========

Weighted average shares outstanding:
     Basic                                                                          36,140        36,128        36,134        36,128
                                                                                ===========  ============  ============  ===========
     Diluted                                                                        36,596        36,298        36,432        36,298
                                                                                ===========  ============  ============  ===========

Net earnings per share:
     Basic                                                                     $      0.47          0.38          0.93          0.73
                                                                                ===========  ============  ============  ===========
     Diluted                                                                   $      0.46          0.38          0.92          0.72
                                                                                ===========  ============  ============  ===========

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                         (UNAUDITED)
                                                                                                       Six Months Ended
                                                                                                           May 31,
                                                                                                   -------------------------
(IN THOUSANDS)                                                                                        1998         1997
                                                                                                   -----------  ------------
Cash flows from operating activities:

      Net earnings                                                                               $    33,574        26,300
      Adjustments to reconcile net earnings to net cash used in operating activities:
          Depreciation                                                                                 4,063         2,915
          Minority interests                                                                           1,094           126
          Amortization of discount on mortgage loans and CMBS                                         (2,877)            -
          Gains on sales of real estate                                                              (12,061)       (6,401)
          Equity in earnings of partnerships                                                         (23,969)      (19,791)
          Gain on sales of investment securities                                                      (1,386)       (5,009)
          Changes in assets and liabilities:
              (Increase) decrease in restricted cash                                                  (7,224)           31
              Increase in other assets and deferred taxes                                            (18,176)       (7,641)
              Increase in mortgage loans held for sale                                                  (827)       (6,263)
              Increase in accounts payable and accrued liabilities                                    11,525         7,501
                                                                                                   -----------  ------------
                     Net cash used in operating activities                                           (16,264)       (8,232)
                                                                                                   -----------  ------------
Cash flows from investing activities:
      Operating properties and equipment
         Additions                                                                                   (84,424)      (20,340)
         Sales                                                                                        22,826        14,591
      Land held for investment
         Additions                                                                                   (18,304)      (3,032)
         Sales                                                                                         9,829         3,743
      Investments in and advances to partnerships                                                    (31,042)       (1,459)
      Distributions from partnerships                                                                 17,226        29,141
      Purchase of mortgage loans held for investment                                                       -          (349)
      Proceeds from mortgage loans held for investment                                                   222           122
      Purchase of investment securities                                                              (51,304)      (83,329)
      Proceeds from sales of investment securities                                                     1,909        93,134
      Interest received on CMBS in excess of income recognized                                         6,771         9,052
      Acquisition of AHG, net of cash acquired                                                       (70,086)            -
                                                                                                   -----------  ------------
                   Net cash provided by (used in) investing activities                              (196,377)       41,274
                                                                                                   -----------  ------------
Cash flows from financing activities:
      Payment of dividends                                                                              (876)            -
      Net borrowings under repurchase agreements and revolving credit lines                           (8,831)      (11,428)
      Mortgage notes and other debts payable
        Proceeds from borrowings                                                                     229,527         9,768
        Principal payments                                                                            (3,909)       (3,687)
      Payments to Lennar Corporation                                                                 (12,526)      (22,496)
                                                                                                   -----------  ------------
                    Net cash provided by (used in) financing activities                              203,385       (27,843)
                                                                                                   -----------  ------------
      Net increase (decrease) in cash and cash equivalents                                            (9,256)        5,199
      Cash and cash equivalents at beginning of period                                                34,059         2,295
                                                                                                   ===========  ============
      Cash and cash equivalents at end of period                                                 $    24,803         7,494
                                                                                                   ===========  ============
                                                                                                                       (Continued)


                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                                        (UNAUDITED)
                                                                                                   Six Months Ended Ended
                                                                                                          May 31,
                                                                                                  --------------------------
(IN THOUSANDS)                                                                                       1998          1997
                                                                                                  ------------  ------------
      Supplemental disclosures of non-cash investing and financing activities:
        Purchases of investment securities financed by repurchase agreements                    $     29,835        27,406
        Increase in CMBS and equity, due to change in unrealized gain on
           available-for-sale securities, net of deferred income taxes                          $      2,529         5,861

      Spin-off of LNR from Lennar Corporation:
         Increase in Lennar Corporation's investment due to transfers of assets and
            liabilities from Lennar Corporation, prior to the spin-off                          $          -         5,307

      Supplemental disclosure of non-cash transfers:
         Transfer of land held for investment to operating properties                           $      2,824         1,596
         Transfer of investment securities to other assets                                      $         17             -
         Transfer of other assets to accounts payable and accrued expenses                      $        700           163


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

 3.   RECLASSIFICATIONS

Certain reclassifications have been made to the prior year consolidated condensed financial statements to conform to the current year presentation.

 4.   ACQUISITION

On February 18, 1998, the Company entered into an agreement to purchase from Pacific Harbor Capital, Inc., a wholly-owned subsidiary of PacifiCorp, controlling interests in a group of entities as well as certain direct partnership interests, known as the Affordable Housing Group ("AHG"), which own multi-family and senior housing properties, many of which qualify for Low-Income Housing Tax Credits ("LIHTC") under Section 42 of the Internal Revenue Code.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On May 1, 1998, the Company completed the purchase of certain interests which own 36 of the properties. The remaining six interests are expected to close during the third quarter. The aggregate amount of consideration will be approximately $80 million, subject to certain post-closing adjustments, plus the assumption of approximately $45 million of future equity commitments.

The purchase price paid for the 36 properties acquired on May 1, 1998, was approximately $70 million and was financed utilizing the Company's unsecured revolving credit facility. The acquisition has been accounted for under the purchase method of accounting and the cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The consolidated results of operations include the operations associated with the Company's interests in the 36 properties since the acquisition date.

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

The following is a summary of the Company's actual results of operations for the three and six month periods ended May 31, 1998 and 1997 and pro forma results for the three and six month periods ended May 31, 1997, after allocating among the core business lines certain non-corporate general and administrative expenses. The pro forma adjustments to the three and six month periods ended May 31, 1997 include (i) the Company's 50% interest in Lennar Land Partners, (ii) the addition of incremental administrative costs associated with operating as a stand-alone public company, (iii) reductions in interest expense due to the use of proceeds from funds advanced by Lennar Corporation ("Lennar") to repay debt,
(iv) removal of costs associated with completing the spin-off of the Company to Lennar stockholders and (v) the estimated income tax effect of the pro forma adjustments at the Company's effective tax rate of 39.0%.

                                            THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                  MAY 31,                                     MAY 31,
                                    -------------------------------------        ------------------------------------
                                                                    PRO                                         PRO
                                    ACTUAL           ACTUAL        FORMA         ACTUAL          ACTUAL        FORMA
                                    ------           ------        ------        ------          ------        ------
(IN THOUSANDS)                       1998             1997          1997          1998            1997          1997
                                    ------           ------        ------        ------          ------        ------
Revenues
   Real estate operations      $      20,805         19,648        19,648        41,925          36,379        36,379
   CMBS and loans                     19,068         16,936        16,936        38,406          27,844        27,844
   Partnerships and
     joint ventures                   14,907          7,154         9,695        25,729          23,563        27,014
   Corporate and other                   121            673           673           679           1,385         1,385
                                      ------         ------        ------        ------          ------        ------
Total revenues                        54,901         44,411        46,952       106,739          89,171        92,622
                                      ------         ------        ------        ------          ------        ------

Operating expenses
   Real estate operations             13,671         11,070        11,070        26,053          22,926        22,926
   CMBS and loans                      1,486            774           774         2,611           2,011         2,011
   Partnerships and
     joint ventures                    1,004          1,108         1,108         2,179           2,913         2,913
   Corporate and other                 2,956          2,309         3,249         5,808           5,005         4,206
                                      ------         ------        ------        ------          ------        ------
Total operating expenses              19,117         15,261        16,201        36,651          32,855        32,056
                                      ------         ------        ------        ------          ------        ------

Operating earnings
   Real estate operations              7,134          8,578         8,578        15,872          13,453        13,453
   CMBS and loans                     17,582         16,162        16,162        35,795          25,833        25,833
   Partnerships and
     joint ventures                   13,903          6,046         8,587        23,550          20,650        24,101
   Corporate and other                (2,835)        (1,636)       (2,576)       (5,129)         (3,620)       (2,821)
                                      ------         ------        ------        ------          ------        ------
Total operating earnings              35,784         29,150        30,751        70,088          56,316        60,566
Interest expense                       9,925          6,392         6,191        16,983          13,201        12,151
Income tax expense                     8,905          8,876         9,578        19,531          16,815        18,881
                                      ------         ------        ------        ------          ------        ------
Net earnings                   $      16,954         13,882        14,982        33,574          26,300        29,534
                                      ======         ======        ======        ======          ======        ======

THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1998 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1997

Net earnings were $17.0 million and $33.6 million, respectively, for the three and six month periods ended May 31, 1998 compared to $13.9 million and $26.3 million, respectively for the same periods in 1997. The increases resulted primarily from greater interest income from investment securities and greater earnings from the Company's investments in Lennar Land Partners ("LLP"). Additionally, as a result of tax credits from the Affordable Housing Group ("AHG") acquisition, the Company's effective tax rate for the second quarter of 1998 was reduced to 34% compared with 39% for both the first quarter of 1998 and the first and second quarters of the previous year.

REAL ESTATE OPERATIONS

                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 MAY 31,                             MAY 31,
                                      ------------------------------     --------------------------------
(IN THOUSANDS)                            1998             1997              1998              1997
                                      -------------    -------------     -------------    ---------------
Rental income                      $        15,270           15,179            29,864             29,978
Gains on sales of real estate                5,535            4,469            12,061              6,401
                                      -------------    -------------     -------------    ---------------
   Total revenues                           20,805           19,648            41,925             36,379
                                      -------------    -------------     -------------    ---------------

Cost of rental operations                    9,709            8,897            18,820             18,281
Other operating expenses                     1,736              712             3,170              1,730
Depreciation                                 2,226            1,461             4,063              2,915
                                      -------------    -------------     -------------    ---------------
   Total operating expenses                 13,671           11,070            26,053             22,926
                                      -------------    -------------     -------------    ---------------

   Operating earnings              $         7,134            8,578            15,872             13,453
                                      =============    =============     ============     ===============

Total revenues from real estate operations include the rental income from operating properties plus gains on sales of those properties. Total operating expenses include the direct costs of operating those properties and the overhead associated with managing them.

THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1998 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1997

Overall, operating earnings from real estate properties decreased to $7.1 million and increased to $15.9 million for the three and six month periods ended May 31, 1998, respectively, from $8.6 million and $13.5 million, for the same periods in 1997. The quarter over quarter decrease was primarily due to the Company selling stabilized operating properties and adding replacement properties which are not yet stabilized. These new assets are undergoing development or repositioning and initially produce lower amounts of revenues and higher operating expenses as a percentage of revenues, until they reach stabilized occupancy levels. The increase for the six month period ended May 31, 1998 versus the same period in 1997 was due primarily to greater gains on sales of real estate assets in the first three months in 1998 versus the same period in 1997.

The second quarter of 1998 also includes $.7 million of net rental income, representing one month of operations from the 36 AHG property investments that closed on May 1, 1998. Pre-tax operating margins for properties that qualify for Low-Income Housing Tax Credits are generally lower than for market rate rentals. However, the Company receives its desired yield from these investments after adding in the impact of lower income taxes as a result of these credits and other related tax deductions.

Although the Company sold real estate with carrying values of $14.3 million and $20.7 million during the three month and six month periods ended May 31, 1998, the total book value of operating properties and equipment and land held for investment increased by $204.9 million and $256.6 million, respectively, during these same three month and six month periods primarily as a result of the AHG acquisition and other asset purchases. The AHG acquisition increased operating properties by approximately $179 million. A majority of the other asset purchases were of operating properties which are being developed or where the Company believes it can improve net operating earnings and/or ultimate sales value, although there can be no assurance that the Company will be successful. As of May 31, 1998, approximately 43% of the Company's operating property portfolio, based on book value, had not yet reached stabilized occupancy and the anticipated improvements in their operating earnings will not be recognized until future periods.

Total rental income remained relatively constant during the three month and six month periods of 1998 and 1997, as the revenues from newly developed or acquired properties offset revenues from properties sold. The cost of rental operations as a percentage of revenue was higher during the three and six month periods in 1998 as assets undergoing development or repositioning initially produce higher operating expenses as a percentage of revenue until a stabilized occupancy level is achieved.

Other operating expenses, which represent an allocation of salary, professional and other administrative expenses, increased to $1.7 million and $3.2 million, respectively, for the three and six month periods ended May 31, 1998 from $.7 million and $1.7 million, for the same periods in 1997, primarily due to increases in personnel and general overhead costs necessary to analyze, acquire and manage new properties and the acquisition of AHG.

NOTE:  ACTUAL AND PRO FORMA RESULTS ARE IDENTICAL FOR 1997.

CMBS AND LOANS

                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 MAY 31,                          MAY 31,
                                       ----------------------------     ----------------------------
(IN THOUSANDS)                            1998            1997             1998            1997
                                       ------------    ------------     ------------    ------------
Interest income - CMBS              $       12,843           7,639           24,784          15,299
Interest income - loans                      4,298           3,238            8,337           5,331
Interest income - other                        678               -            1,638               -
Gains on sales of investment
   securities                                    -           5,009            1,386           5,009
Servicing fees                               1,249           1,050            2,261           2,205
                                       ------------    ------------     ------------    ------------
     Total revenues                         19,068          16,936           38,406          27,844

Operating expenses                           1,486             774            2,611           2,011
                                       ------------    ------------     ------------    ------------
     Operating earnings             $       17,582          16,162           35,795          25,833
                                       ============    ============     ============    ============

Revenues from CMBS and loans include interest income, gains on sales of these assets and fees from acting as special servicer for CMBS transactions. Related operating expenses include the direct costs of investing in and originating CMBS and loans, and servicing the CMBS portfolio.

THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1998 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1997

Overall, operating earnings from CMBS and loans increased to $17.6 million and $35.8 million for the three month and six month periods ended May 31, 1998, respectively, from $16.2 million and $25.8 million, for the same periods in 1997. Earnings were higher largely due to the growth of the Company's CMBS and loan portfolios and the greater recognition of earnings due to actual performance exceeding original expectations. In the second quarter of 1997, the Company earned $5.0 million from the sale of securities through a "RE-REMIC" securitization, and there was no such corresponding transaction for the 1998 period. The increase in earnings without this gain was 58% and 72% for the three and six month periods ended May 31, 1998, respectively. The Company's CMBS portfolio grew to $385.3 million at May 31, 1998 from approximately $286.5 million at May 31, 1997. During the six months ended May 31, 1998, the Company purchased $137 million of face amount of securities for approximately $81 million.

In recording CMBS interest income, the Company follows generally accepted accounting principles and records interest received plus the amortization of the difference between the carrying value and the face amount of the securities to achieve a level yield. To date, this has resulted in less recognition of interest income than interest received. The excess interest received is applied to reduce the Company's investment. During the three and six month periods ended May 31, 1998, this excess of cash received over income recorded was $3.8 million and $6.8 million, respectively, and $4.6 million and $9.1 million, respectively, for the same periods in 1997. The Company's initial and ongoing estimates of its returns on CMBS investments are based on a number of assumptions that are subject to certain business and economic conditions, the most significant of which is the timing and magnitude of credit losses on the underlying mortgages.

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

The increase in interest income from mortgage loans to $4.3 million and $8.3 million during the three month and six month periods ended May 31, 1998, respectively, from $3.2 million and $5.3 million, respectively, for the same periods in 1997 was primarily attributable to the higher investment in mortgage loans, which increased 21% to $88.0 million at May 31, 1998 from $72.6 million at May 31, 1997.

Other interest income increased during the three and six month periods ended May 31, 1998, primarily due to investments made during the fourth quarter of 1997. The first quarter of 1998 also included interest earned from temporary investments made with cash received from Lennar in connection with the spin-off.

Operating expenses increased to $1.5 million and $2.6 million during the three and six month periods ended May 31, 1998, respectively, from $.8 million and $2.0 million, for the same periods in 1997, as a result of additional salary and out-of-pocket expenses incurred related to the growth of the CMBS business.

NOTE:  ACTUAL AND PRO FORMA RESULTS ARE IDENTICAL FOR 1997.

PARTNERSHIPS AND JOINT VENTURES

                                           THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                 MAY 31,                                  MAY 31,
                                  -------------------------------------------------------------------------------
                                                                 PRO                                      PRO
                                          ACTUAL                FORMA               ACTUAL               FORMA
                                  ------------------------    ----------    -----------------------    ----------
(IN THOUSANDS)                      1998          1997          1997          1998          1997         1997
                                  ----------    ----------    ----------    ---------     ---------    ----------
Equity in earnings from
partnerships
   Portfolios                  $      6,338         5,785         5,785       10,899        19,032        19,032
   Lennar Land Partners               6,453             -         2,541       11,884             -         3,451
   Other                              1,438           502           502        1,186           759           759
Management fees                         678           867           867        1,760         3,772         3,772
                                  ----------    ----------    ----------    ---------     ---------    ----------
   Total revenues                    14,907         7,154         9,695       25,729        23,563        27,014

Operating expenses                    1,004         1,108         1,108        2,179         2,913         2,913
                                  ----------    ----------    ----------    ---------     ---------    ----------

   Operating earnings          $     13,903         6,046         8,587       23,550        20,650        24,101
                                  ==========    ==========    ==========    =========     =========    ==========

THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1998 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1997

Operating earnings from partnerships and joint ventures increased to $13.9 million and $23.6 million for the three and six month periods ended May 31, 1998, respectively, from $6.0 million and $20.7 million, for the same periods in 1997. Although the Company's investments in its older partnerships have decreased, they have been replaced with the Company's 50% share of LLP's results, which amounted to $6.5 million and $11.9 million for the three month and six month periods ended May 31, 1998, respectively. The Company expects LLP to continue to provide significant recurring earnings at least over the next several years although the level of LLP's earnings will be dependent upon general economic conditions and housing starts.

Partnership distributions received by the Company during the three month and six month periods ended May 31, 1998 were $12.5 million and $17.2 million, respectively, in comparison with $12.6 million and $29.1 million, for the same periods in 1997. For the three month and six month periods ended May 31, 1998, respectively, distributions were $1.7 million and $6.7 million lower than the Company's actual equity in earnings of the partnerships of $14.2 million and $24.0 million, respectively. Lower distributions were primarily due to LLP, which until the repayment of the partnership's debt, is not expected to make distributions.

The Company's overall investments in and advances to partnerships increased approximately 98% to $202.9 million at May 31, 1998 from $102.3 million at May 31, 1997. This was primarily due to the creation of LLP which was $108.9 million of the Company's investments in and advances to partnerships balance at May 31, 1998. Additionally, the AHG acquisition increased investments in and advances to partnerships and joint ventures by approximately $8.1 million at May 31, 1998.

During the quarter, the Company completed its fourth portfolio purchase with partners of non-performing commercial mortgage real estate loans in Japan, bringing its total investment at May 31, 1998 to approximately $20 million.

Management fees decreased to $.7 million and $1.8 million for the three and six month periods ended May 31, 1998, respectively, from $.9 million and $3.8 million, for the same periods in 1997, due to lower disposition fees as there were fewer sales of partnership assets.

PRO FORMA OPERATING EARNINGS FROM PARTNERSHIPS AND JOINT VENTURES FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 1997 WERE $8.6 MILLION AND $24.1 MILLION, RESPECTIVELY, COMPARED TO $6.0 MILLION AND $20.7 MILLION ON AN ACTUAL BASIS. THESE DIFFERENCES WERE DUE TO THE INCLUSION OF LLP'S PRO FORMA INCOME FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 1997.

CORPORATE, OTHER AND INTEREST EXPENSES

THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1998 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1997

Corporate and other operating expenses increased to $2.8 million and $5.1 million for the three and six month periods ended May 31, 1998, respectively, from $1.6 million and $3.6 million for the same periods in 1997, primarily due to higher incremental costs for operating as a stand-alone public company and a lower level of other income (which is netted against corporate, general and administrative expenses for business line reporting). Partially offsetting these increases was the absence of a charge incurred in the first quarter of 1997 for spin-off related expenses.

PRO FORMA CORPORATE AND OTHER OPERATING EXPENSES FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 1997 WERE $2.6 MILLION AND $2.8 MILLION, RESPECTIVELY, COMPARED TO $1.6 MILLION AND $3.6 MILLION ON AN ACTUAL BASIS. THESE DIFFERENCES WERE DUE TO THE REMOVAL OF SPIN-OFF RELATED COSTS INCURRED IN 1997, OFFSET BY INCREMENTAL COSTS FOR OPERATING AS A STAND-ALONE PUBLIC COMPANY.

Interest expense increased to $9.9 million and $17.0 million for the three and six month periods ended May 31, 1998, respectively, from $6.4 million and $13.2 million, during the same periods in 1997. This increase was directly attributable to the Company's mortgage notes and other debts payable increasing to $755 million at May 31, 1998 from $370 million at May 31, 1997, as described in further detail below under "Liquidity and Financial Resources."

PRO FORMA INTEREST EXPENSE FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 1997 WAS $6.2 MILLION AND $12.2 MILLION, RESPECTIVELY, COMPARED TO $6.4 MILLION AND $13.2 MILLION, RESPECTIVELY, ON AN ACTUAL BASIS. THIS DIFFERENCE WAS DUE TO THE PRO FORMA USE OF PROCEEDS FROM FUNDS ADVANCED BY LENNAR ON OCTOBER 31, 1997, TO REPAY DEBT AS IF SUCH DEBT HAD BEEN REPAID ON DECEMBER 1, 1996.

2.  LIQUIDITY AND FINANCIAL RESOURCES

The Company used $16.3 million of cash in operating activities during the six months ended May 31, 1998 compared with $8.2 million for the same period in 1997. The increase during the first six months of 1998 was primarily due to increases in other assets and deferred taxes of $18.2 million and restricted cash of $7.2 million, offset by an increase in accounts payable and accrued expenses of $11.5 million.

Cash flows used in investing activities totaled $196.4 million during the six months ended May 31, 1998 compared with $41.3 million of cash flows provided by investing activities for the same period in 1997. The use of cash in investing activities during the six months ended May 31, 1998 is primarily attributable to the AHG acquisition, amounting to $70.1 million, and substantially higher purchases of operating properties and land held for investment, greater investments in and advances to partnerships and significantly less proceeds from sales of investment securities.

The Company received cash from financing activities of $203.4 million during the six months ended May 31, 1998 compared with $27.8 million of cash used for the same period in 1997. The increase was primarily due to increased borrowings under mortgage notes and other debts payable, which were utilized to fund the purchase or redevelopment/construction of operating properties, as well as the purchase of investment securities.

In March 1998, the Company issued $200 million principal amount of long-term fixed rate senior subordinated notes, due 2008. The notes bear interest at a fixed rate of 9 3/8%. Proceeds from these notes were used to reduce short-term floating rate borrowings to better match the maturities of the Company's assets with its liabilities.

In April 1998, the Company completed the syndication of a $200 million unsecured revolving credit agreement, which expires on December 31, 2000, with the option of a one-year extension. At May 31, 1998, there was approximately $70 million in borrowings under this loan agreement at an interest rate of 6.8%.

In May 1998, in conjunction with the acquisition of the Affordable Housing Group, the Company utilized approximately $70 million of its unsecured revolving credit facility to finance the purchase. Additionally, AHG's balance sheet included approximately $129 million of pre-existing property-specific mortgage financing that is non-recourse to the Company.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not subject to any legal proceedings other than suits relating to properties it owns which the Company views as an ordinary part of its business, and at least most of which are covered by insurance. Management believes these suits will not, in the aggregate, have a material adverse effect upon the Company.

ITEMS 2-5.   NOT APPLICABLE.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits:
                       27.1 Financial Data Schedule

                  (b) Reports on Form 8-K:
                      A report on Form 8-K, dated May 18, 1998, was filed by the registrant with respect to the acquisition of the Affordable Housing Group on May 1, 1998.

                      A report on Form 8-K/A, dated July 14, 1998, was filed by the registrant with respect to pro forma information for the acquisition of the Affordable Housing Group.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

             SIGNATURE AND TITLE                                     DATE
             -------------------                                     ----


/S/ SHELLY RUBIN                                                July 15, 1998
-----------------------------------
Shelly Rubin
Chief Financial Officer (Principal
Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
 27.1             Financial Data Schedule.