Form 10-Q
period 1998-08-31
LNR PROPERTY CORP
filed 1998-10-15
CIK 1043044

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1998

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

 Common shares outstanding as of the end of the current fiscal quarter:

         Common                             25,045,930
         Class B Common                     10,755,063

================================================================================

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                            (UNAUDITED)
                                                                                             August 31,        November 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                        1998               1997
                                                                                          -----------------   ----------------
                                                     ASSETS


Cash and cash equivalents                                                                $          57,745            34,059
Restricted cash                                                                                     78,033            56,637
Investment securities                                                                              402,719           304,660
Mortgage loans, net                                                                                199,966            86,849
Operating properties and equipment, net                                                            623,147           228,598
Land held for investment                                                                           162,008            83,297
Investments in and advances to partnerships                                                        196,289           159,359
Deferred income taxes                                                                                6,236            23,974
Other assets                                                                                        82,477            45,904
                                                                                         -----------------    --------------

          Total assets                                                                   $       1,808,620         1,023,337
                                                                                         =================    ==============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
      Accounts payable                                                                   $           9,106             4,244
      Accrued expenses and other liabilities                                                        75,608            36,708
      Mortgage notes and other debts payable                                                     1,080,491           391,171
                                                                                         -----------------    --------------

          Total liabilities                                                                      1,165,205           432,123
                                                                                         -----------------    --------------

Minority interests                                                                                  29,252            22,126
                                                                                         -----------------    --------------



Stockholders' equity
      Common stock, $.10 par value, 150,000 shares authorized, 25,046 shares issued
      and outstanding                                                                                2,504             2,515
      Class B common stock, $.10 par value, 40,000 shares authorized, 10,755 shares
      issued and outstanding                                                                         1,076             1,098
      Additional paid-in capital                                                                   539,287           544,548
      Retained earnings                                                                             51,434               370
      Unrealized gain on available-for-sale securities, net                                         19,862            20,557
                                                                                         -----------------    --------------
          Total stockholders' equity                                                               614,163           569,088
                                                                                         -----------------    --------------
          Total liabilities and stockholders' equity                                     $       1,808,620         1,023,337
                                                                                         =================    ==============

See accompanying notes to consolidated condensed financial statements.


                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS


                                                                                      (UNAUDITED)                 (UNAUDITED)
                                                                                   Three Months Ended          Nine Months Ended
                                                                                       August 31,                 August 31,
                                                                                -------------------------  -------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                           1998         1997          1998          1997
                                                                                -----------  ------------  ------------  -----------
Revenues
      Rental income                                                             $   20,023        13,600        49,887        43,578
      Equity in earnings of partnerships                                            16,671         6,661        40,640        26,452
      Interest income                                                               20,071        10,269        54,830        30,899
      Gains on sales of:
          Real estate                                                                9,378         7,473        21,439        13,874
          Investment securities                                                          -           350         1,386         5,359
      Management and servicing fees                                                  2,877         4,193         6,898        10,170
      Other, net                                                                       143           822           822         2,207
                                                                                -----------  -----------   -----------   -----------
          Total revenues                                                            69,163        43,368       175,902       132,539
                                                                                -----------  -----------   -----------   -----------

Costs and expenses
      Cost of rental operations                                                     12,619         9,878        31,439        28,159
      General and administrative                                                     7,904         5,364        20,578        16,897
      Depreciation                                                                   4,349         1,407         8,412         4,322
      Minority interests                                                               473            30         1,567           156
                                                                                -----------  -----------   -----------   -----------
          Total costs and expenses                                                  25,345        16,679        61,996        49,534
                                                                                -----------  -----------   -----------   -----------
Operating earnings                                                                  43,818        26,689       113,906        83,005
Interest expense                                                                    17,277         7,521        34,260        20,722
                                                                                -----------  -----------   -----------   -----------

Earnings before income taxes                                                        26,541        19,168        79,646        62,283
Income taxes                                                                         7,443         7,475        26,974        24,290
                                                                                -----------  -----------   -----------   -----------

Net earnings                                                                    $   19,098        11,693        52,672        37,993
                                                                                ==========   ===========   ===========   ===========

Weighted average shares outstanding:
     Basic                                                                          36,144        36,128        36,138        36,128
                                                                                ==========   ===========   ===========   ===========
     Diluted                                                                        36,549        36,298        36,472        36,298
                                                                                ==========   ===========   ===========   ===========

Net earnings per share:
     Basic                                                                      $     0.53          0.32          1.46          1.05
                                                                                ==========   ===========   ===========   ===========
     Diluted                                                                    $     0.52          0.32          1.44          1.05
                                                                                ==========   ===========   ===========   ===========

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                          (UNAUDITED)
                                                                                                       NINE MONTHS ENDED
                                                                                                          AUGUST 31,
                                                                                                   --------------------------
                                                                                                      1998          1997
(IN THOUSANDS)                                                                                     ------------  ------------
Cash flows from operating activities:
      Net earnings                                                                               $     52,672        37,993
      Adjustments to reconcile net earnings to net cash provided by (used in)
        operating activities:
          Depreciation                                                                                  8,412         4,322
          Minority interests                                                                            1,567           156
          Amortization of discount on mortgage loans and CMBS                                          (4,593)            -
          Gains on sales of real estate                                                               (21,439)      (13,874)
          Equity in earnings of partnerships                                                          (40,640)      (26,452)
          Gains on sales of investment securities                                                      (1,386)       (5,359)
          Changes in assets and liabilities:
              Decrease (increase) in restricted cash                                                    3,193       (15,899)
              Increase in other assets and deferred taxes                                             (14,252)      (16,170)
              Increase in mortgage loans held for sale                                                (12,787)       (6,049)
              Increase in accounts payable and accrued liabilities                                     30,216         8,910
                                                                                                 ------------    ----------
                     Net cash provided by (used in) operating activities                                  963       (32,422)
                                                                                                 ------------    ----------
Cash flows from investing activities:
      Operating properties and equipment
         Additions                                                                                   (242,533)      (47,923)
         Sales                                                                                         38,660        47,495
      Land held for investment
         Additions                                                                                    (97,916)       (4,318)
         Sales                                                                                         20,042         8,983
      Investments in and advances to partnerships                                                     (38,293)       (3,715)
      Distributions from partnerships                                                                  54,856        71,644
      Purchases of other investments                                                                        -        (6,857)
      Purchases of mortgage loans held for investment                                                     (36)         (349)
      Proceeds from mortgage loans held for investment                                                  4,831           213
      Purchase of investment securities                                                               (70,693)      (84,965)
      Proceeds from sales of investment securities                                                      7,336       110,714
      Interest received on CMBS in excess of income recognized                                          8,817        14,186
      Acquisition of AHG, net of cash acquired                                                        (75,525)            -
                                                                                                 ------------    ----------
                   Net cash provided by (used in) investing activities                               (390,454)      105,108
                                                                                                 ------------    ----------
Cash flows from financing activities:
      Purchase and retirement of treasury stock                                                        (5,600)            -
      Payment of dividends                                                                             (1,314)            -
      Net borrowings under repurchase agreements and revolving credit lines                           161,014        (9,572)
      Mortgage notes and other debts payable
        Proceeds from borrowings                                                                      277,743        16,721
        Principal payments                                                                             (6,140)       (4,059)
      Payments to Lennar Corporation                                                                  (12,526)      (73,752)
                                                                                                 ------------    ----------
                    Net cash provided by (used in) financing activities                               413,177       (70,662)
                                                                                                 ------------    ----------
      Net increase in cash and cash equivalents                                                        23,686         2,024
      Cash and cash equivalents at beginning of period                                                 34,059         2,295
                                                                                                 ------------    ----------
      Cash and cash equivalents at end of period                                                 $     57,745         4,319
                                                                                                 ============    ==========
                                                                                                                       (Continued)

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                                                                                                       (UNAUDITED)
                                                                                                    NINE MONTHS ENDED
                                                                                                          ENDED
                                                                                                       AUGUST 31,
                                                                                                -----------------------
(IN THOUSANDS)                                                                                      1998        1997
                                                                                                ------------ ----------
      Supplemental disclosures of non-cash investing and financing activities:
        Purchases of investment securities financed                                             $     34,956     47,171
        Purchase of a mortgage loan financed                                                    $    105,000          -

         Spin-off of LNR from Lennar Corporation:
               Increase in Lennar Corporation's investment due to transfers of assets and
                liabilities to Lennar Corporation, prior to the spin-off                        $          -      4,612





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

4.    ACQUISITION

On February 18, 1998, the Company entered into an agreement to purchase from Pacific Harbor Capital, Inc., a wholly-owned subsidiary of PacifiCorp, controlling interests in a group of entities as well as certain direct partnership interests, known as the Affordable Housing Group ("AHG"), which own multi-family and senior housing properties, many of which qualify for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code.

As of August 31, 1998 the Company completed the purchase of certain interests which own 40 of the properties. The remaining two interests closed during the fourth quarter. The aggregate

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


amount of consideration was $81 million, subject to certain post-closing adjustments, plus the assumption of approximately $45 million of future equity commitments. The purchase price paid for assets acquired as of August 31, 1998 was approximately $76 million. At August 31, 1998, the Company's balance sheet included AHG balances as follows: operating properties of approximately $194 million, investments in partnerships of approximately $14 million and approximately $133 million of property-specific mortgage financing that is non-recourse to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (i) CHANGES IN INTEREST RATES, (ii) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH THE COMPANY OWNS PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY THE COMPANY ARE LOCATED,
(iii) INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (iv) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS AND (v) CHANGES IN MARKETS FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 1997, FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

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

The following is a summary of the Company's actual results of operations for the three and nine month periods ended August 31, 1998 and 1997 and pro forma results for the three and nine month periods ended August 31, 1997, after allocating among the core business lines certain non-corporate general and administrative expenses. The pro forma adjustments to the three and nine month periods ended August 31, 1997 include (i) the Company's 50% interest in Lennar Land Partners, (ii) the addition of incremental administrative costs associated with operating as a stand-alone public company, (iii) reductions in interest expense due to the use of proceeds from funds advanced by Lennar Corporation ("Lennar") to repay debt, (iv) removal of costs associated with completing the spin-off of the Company to Lennar stockholders and (v) the estimated income tax effect of the pro forma adjustments at the Company's effective tax rate of 39.0%.

                                            Three Months Ended                           Nine Months Ended
                                                August 31,                                  August 31,
                                  ----------------------------------------    ----------------------------------------
                                    Actual         Actual       Pro Forma      Actual         Actual        Pro Forma
                                  -----------     ----------    ----------    ---------     ------------    ----------
(IN THOUSANDS)                       1998           1997          1997          1998           1997           1997
                                  -----------     ----------    ----------    ---------     ------------    ----------
Revenues
   Real estate operations      $      29,401         21,073        21,073       71,326           57,452        57,452
   CMBS and loans                     22,152         11,595        11,595       60,558           39,439        39,439
   Partnerships and
     joint ventures                   17,467          9,878        12,833       43,196           33,441        39,847
   Corporate and other                   143            822           822          822            2,207         2,207
                                  -----------     ----------    ----------    ---------     ------------    ----------
Total revenues                        69,163         43,368        46,323      175,902          132,539       138,945
                                  -----------     ----------    ----------    ---------     ------------    ----------
Operating expenses
   Real estate operations             19,225         12,085        12,085       45,278           35,011        35,011
   CMBS and loans                      2,034            780           780        4,645            2,791         2,791
   Partnerships and
     joint ventures                    1,347          1,020         1,020        3,525            3,933         3,933
   Corporate and other                 2,739          2,794         3,521        8,548            7,799         7,727
                                  -----------     ----------    ----------    ---------     ------------    ----------
Total operating expenses              25,345         16,679        17,406       61,996           49,534        49,462
                                  -----------     ----------    ----------    ---------     ------------    ----------
Operating earnings
   Real estate operations             10,176          8,988         8,988       26,048           22,441        22,441
   CMBS and loans                     20,118         10,815        10,815       55,913           36,648        36,648
   Partnerships and
     joint ventures                   16,120          8,858        11,813       39,671           29,508        35,914
   Corporate and other                (2,596)        (1,972)       (2,699)      (7,726)          (5,592)       (5,520)
                                  -----------     ----------    ----------    ---------     ------------    ----------
Total operating earnings              43,818         26,689        28,917      113,906           83,005        89,483
Interest expense                      17,277          7,521         6,996       34,260           20,722        19,147
Income tax expense                     7,443          7,475         8,549       26,974           24,290        27,431
                                  -----------     ----------    ----------    ---------     ------------    ----------
Net earnings                   $      19,098         11,693        13,372       52,672           37,993        42,905
                                  ===========     ==========    ==========    =========     ============    ==========

THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1997

Net earnings were $19.1 million and $52.7 million, respectively, for the three and nine month periods ended August 31, 1998 compared to $11.7 million and $38.0 million, respectively, for the same periods in 1997. The increases resulted primarily from greater interest income from investment securities, greater earnings from the Company's investments in Lennar Land Partners ("LLP") and greater gains on sales of real estate. Additionally, as a result of tax credits from the Affordable Housing Group ("AHG") acquisition, the Company's effective tax rate was reduced to 28% and 34% for the three and nine month periods ended August 31, 1998 compared to 39% for both respective periods in 1997.

 REAL ESTATE OPERATIONS

                                           Three Months Ended                   Nine Months Ended
                                               August 31,                          August 31,
                                      ------------------------------     --------------------------------
(IN THOUSANDS)                            1998             1997              1998              1997
                                      -------------    -------------     -------------    ---------------
Rental income                      $        20,023           13,600            49,887             43,578
Gains on sales of real estate                9,378            7,473            21,439             13,874
                                      -------------    -------------     -------------    ---------------
   Total revenues                           29,401           21,073            71,326             57,452
                                      -------------    -------------     -------------    ---------------

Cost of rental operations                   12,619            9,878            31,439             28,159
Other operating expenses                     2,257              800             5,427              2,530
Depreciation                                 4,349            1,407             8,412              4,322
                                      -------------    -------------     -------------    ---------------
   Total operating expenses                 19,225           12,085            45,278             35,011
                                      -------------    -------------     -------------    ---------------
   Operating earnings              $        10,176            8,988            26,048             22,441
                                      =============    =============     =============    ===============

Total revenues from real estate operations include the rental income from operating properties plus gains on sales of those properties. Total operating expenses include the direct costs of operating those properties and the overhead associated with managing them.

THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1997

Overall, operating earnings from real estate properties increased to $10.2 million and $26.0 million for the three and nine month periods ended August 31, 1998, respectively, from $9.0 million and $22.4 million, for the same periods in 1997. Earnings were higher primarily due to gains on sales of stabilized operating properties and increases in net rental income.

The three and nine month periods ended August 31, 1998 include $2.0 million and $2.7 million, respectively, of net rental income from operations on the 36 AHG property investments that closed on May 1, 1998 and the four additional investments that closed during the month of June. Pre-tax operating margins for properties that qualify for Low-Income Housing Tax Credits are generally lower than for market rate rentals. However, the Company receives its desired yield from these investments after adding in the impact of lower income taxes as a result of these credits and other related tax deductions.

Although the Company sold real estate with carrying values of $16.3 million and $37.0 million during the three month and nine month periods ended August 31, 1998, the total book value of operating properties and equipment and land held for investment increased by $217 million and $473 million, respectively, during these same three month and nine month periods primarily as a result of the AHG acquisition and other asset purchases. The AHG acquisition increased operating properties by approximately $15 million and $194 million, respectively, during the three and nine month periods ended August 31, 1998. A majority of the other asset purchases were of operating properties which are being developed or where the Company believes it can improve net operating earnings and/or ultimate sales value, although there can be no assurance that the Company will be successful. As of August 31, 1998, approximately 45% of the Company's operating property portfolio, based on book value, had not yet reached stabilized occupancy and the anticipated improvements in their operating earnings will not be recognized until future periods.

Net rental income increased during the three month and nine month periods of 1998 as compared to the same periods in 1997 as the net rental income increases more than offset the net rental income from the properties sold. The net rental income for the quarter doubled from last year's third quarter. Depreciation expense increased to $4.3 million and $8.4 million for the three and nine month periods ended August 31, 1998 from $1.4 million and $4.3 million for the same periods in 1997. The increase was a direct result of the AHG acquisition and other property acquisitions.

Other operating expenses, which represent an allocation of salary, professional and other administrative expenses, increased to $2.3 million and $5.4 million, respectively, for the three and nine month periods ended August 31, 1998 from $0.8 million and $2.5 million, for the same periods in 1997, primarily due to increases in personnel and general overhead costs necessary to analyze, acquire and manage new properties and the acquisition of AHG.

NOTE:  ACTUAL AND PRO FORMA RESULTS ARE IDENTICAL FOR 1997.

CMBS AND LOANS

                                           Three Months Ended                Nine Months Ended
                                               August 31,                       August 31,
                                       ----------------------------     ----------------------------
(IN THOUSANDS)                            1998            1997             1998            1997
                                       ------------    ------------     -----------     ------------
Interest income - CMBS              $       14,691           6,574          39,475           21,873
Interest income - loans                      3,684           3,695          12,020            9,026
Interest income - other                      1,696               -           3,335                -
Gains on sales of investment
securities                                       -             350           1,386            5,359
Servicing fees                               2,081             976           4,342            3,181
                                       ------------    ------------     -----------     ------------
     Total revenues                         22,152          11,595          60,558           39,439

Operating expenses                           2,034             780           4,645            2,791
                                       ------------    ------------     -----------     ------------
     Operating earnings             $       20,118          10,815          55,913           36,648
                                       ============    ============     ===========     ============

Revenues from CMBS and loans include interest income, gains on sales of these assets and fees from acting as special servicer for CMBS transactions. Related operating expenses include the direct costs of investing in and originating CMBS and loans, and servicing the CMBS portfolio.

THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1997

Overall, operating earnings from CMBS and loans increased to $20.1 million and $55.9 million for the three month and nine month periods ended August 31, 1998, respectively, from $10.8 million and $36.6 million, for the same periods in 1997. Earnings were higher largely due to the growth of the Company's CMBS and loan portfolios and the greater recognition of earnings due to actual CMBS performance exceeding original expectations. The Company's CMBS portfolio grew to $403 million at August 31, 1998 from $305 million at November 30, 1997. During the nine month period ended August 31, 1998, the Company purchased $177 million face amount of securities for approximately $106 million.

In recording CMBS interest income, the Company follows generally accepted accounting principles and records interest received plus the amortization of the difference between the carrying value and the face amount of the securities to achieve a level yield. To date, this has resulted in less recognition of interest income than interest received. The excess interest received is applied to reduce the Company's investment. During the three and nine month periods ended

August 31, 1998, this excess of cash received over income recorded was $2.0 million and $8.8 million, respectively. It was $5.1 million and $14.2 million, respectively, for the same periods in 1997. The Company's initial and ongoing estimates of its returns on CMBS investments are based on a number of assumptions that are subject to certain business and economic conditions, the most significant of which is the timing and magnitude of credit losses on the underlying mortgages.

Actual loss experience to date, particularly for older transactions (3 to 5 years in age) is significantly lower than originally underwritten by the Company. Therefore, the Company believes changes to original estimated yields have, and should continue to, result in improved earnings from these transactions. The Company believes these improvements resulted from (i) its having conservatively underwritten these transactions, (ii) its workout and real estate expertise and (iii) an improving real estate economy. However, the positive experience on these older transactions will not necessarily translate into yield improvements on newer investments.

Interest income from mortgage loans remained constant over the prior year quarter at $3.7 million during the three month period ended August 31, 1998. During the third quarter of 1998, interest income on new investments was offset by reduced interest earned on loans that paid off. Interest income increased to $12.0 million for the nine months ended August 31, 1998 from $9.0 million for the same period in the prior year. The year to date increase was primarily attributable to new investments in mortgage loans. Investments in loans increased to $200 million at August 31, 1998 from $87 million at November 30, 1997 primarily due to a $105 million participation in a $255 million first mortgage loan collateralized by a hotel portfolio that was acquired late in the quarter ended August 31, 1998. This loan was sold at par subsequent to quarter end.

Other interest income increased during the three and nine month periods ended August 31, 1998, primarily due to investments made during the fourth quarter of 1997. The first quarter of 1998 also included interest earned from temporary investments made with cash received from Lennar in connection with the spin-off.

Operating expenses increased to $2.0 million and $4.6 million during the three and nine month periods ended August 31, 1998, respectively, from $0.8 million and $2.8 million for the same periods in 1997, primarily due to increases in personnel and out-of-pocket expenses related to the growth of the CMBS business.

NOTE:  ACTUAL AND PRO FORMA RESULTS ARE IDENTICAL FOR 1997.

PARTNERSHIPS AND JOINT VENTURES

                                           Three Months Ended                        Nine Months Ended
                                               August 31,                                August 31,
                                  --------------------------------------    -------------------------------------
                                          Actual              Pro Forma             Actual             Pro Forma
                                  ------------------------    ----------    -----------------------    ----------
(IN THOUSANDS)                      1998          1997          1997          1998          1997         1997
                                  ----------    ----------    ----------    ---------     ---------    ----------
Equity in earnings from
partnerships
   Portfolios                  $      5,004         6,137         6,137       15,903        25,169        25,169
   Lennar Land Partners               8,529         -             2,955       20,413         -             6,406
   Other                              3,138           524           524        4,324         1,283         1,283
Management fees                         796         3,217         3,217        2,556         6,989         6,989
                                  ----------    ----------    ----------    ---------     ---------    ----------
   Total revenues                    17,467         9,878        12,833       43,196        33,441        39,847

Operating expenses                    1,347         1,020         1,020        3,525         3,933         3,933
                                  ----------    ----------    ----------    ---------     ---------    ----------
   Operating earnings          $     16,120         8,858        11,813       39,671        29,508        35,914
                                  ==========    ==========    ==========    =========     =========    ==========

THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1997

Operating earnings from partnerships and joint ventures increased to $16.1 million and $39.7 million for the three and nine month periods ended August 31, 1998, respectively, from $8.9 million and $29.5 million, for the same periods in 1997. Although the Company's investments in earnings of its older partnerships have decreased, those related earnings have to some extent been replaced with the Company's 50% share of LLP's results, which amounted to $8.5 million and $20.4 million for the three month and nine month periods ended August 31, 1998, respectively. The Company expects LLP to continue to provide recurring earnings at least over the next several years although the level of LLP's earnings will be dependent upon general economic conditions and housing starts. Other partnership earnings were higher during the third quarter ended August 31, 1998 compared with the same period in 1997 due to the sale of assets in the underlying partnerships.

Partnership distributions received by the Company during the three month and nine month periods ended August 31, 1998 were $37.7 million and $54.9 million, respectively, in comparison with $42.5 million and $71.6 million for the same periods in 1997. For the three month and nine month periods ended August 31, 1998, respectively, distributions were $21.0 million and $14.3 million greater than the Company's actual equity in earnings of the partnerships of $16.7 million and $40.6 million, respectively, primarily due to asset sales by the older partnerships and a $13 million distribution from LLP.

The Company's overall investments in and advances to partnerships increased to $196 million at August 31, 1998 from $159 million at November 30, 1997. This was primarily due to the portfolio investments in Japan and the AHG acquisition. During the quarter, the Company completed its fifth portfolio purchase with partners of non-performing commercial mortgage real estate loans in Japan, bringing its total investment at August 31, 1998 to approximately $20 million.

Management fees decreased to $0.8 million and $2.6 million for the three and nine month periods ended August 31, 1998, respectively, from $3.2 million and $7.0 million, for the same periods in 1997, due to lower disposition fees as there were fewer sales of partnership assets.

PRO FORMA OPERATING EARNINGS FROM PARTNERSHIPS AND JOINT VENTURES FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 1997 WERE $11.8 MILLION AND $35.9 MILLION, RESPECTIVELY, COMPARED TO $8.9 MILLION AND $29.5 MILLION ON AN ACTUAL BASIS. THESE DIFFERENCES WERE DUE TO THE INCLUSION OF LLP'S PRO FORMA INCOME FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 1997.

CORPORATE, OTHER, INTEREST, AND INCOME TAX EXPENSES

THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1997

Corporate and other operating expenses increased to $2.6 million and $7.7 million for the three and nine month periods ended August 31, 1998, respectively, from $2.0 million and $5.6 million for the same periods in 1997, primarily due to higher incremental costs for operating as a stand-alone public company and a lower level of other income (which is netted against corporate, general and administrative expenses for business line reporting). Partially offsetting these increases was the absence of a charge incurred in the first quarter of 1997 for spin-off related expenses.

PRO FORMA CORPORATE AND OTHER OPERATING EXPENSES FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 1997 WERE $2.7 MILLION AND $5.5 MILLION, RESPECTIVELY, COMPARED TO $2.0 MILLION AND $5.6 MILLION ON AN ACTUAL BASIS. THESE DIFFERENCES WERE DUE TO THE REMOVAL OF SPIN-OFF RELATED COSTS INCURRED IN 1997, OFFSET BY INCREMENTAL COSTS FOR OPERATING AS A STAND-ALONE PUBLIC COMPANY.

Interest expense increased to $17.3 million and $34.3 million for the three and nine month periods ended August 31, 1998, respectively, from $7.5 million and $20.7 million, for the same periods in 1997. This increase was directly attributable to the Company's mortgage notes and other debts payable increasing to $1,080 million at August 31, 1998 from $368 million at August 31, 1997, as described in further detail below under "Liquidity and Financial Resources."

PRO FORMA INTEREST EXPENSE FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 1997 WAS $7.0 MILLION AND $19.1 MILLION, RESPECTIVELY, COMPARED TO $7.5 MILLION AND $20.7 MILLION ON AN ACTUAL BASIS. THIS DIFFERENCE WAS DUE TO THE PRO FORMA USE OF PROCEEDS FROM FUNDS ADVANCED BY LENNAR ON OCTOBER 31, 1997, TO REPAY DEBT AS IF SUCH DEBT HAD BEEN REPAID ON DECEMBER 1, 1996.

Income tax expense decreased to $7.4 million for the three months ended August 31, 1998 from $7.5 million for the same period in 1997; and increased to $27.0 million for the nine months ended August 31, 1998 from $24.3 million for the same period in 1997. However, as a result of the AHG tax credits, the Company's effective tax rate was reduced to 28% and 34% for the three and nine month periods ended August 31, 1998 compared to 39% for both respective periods in 1997.

PRO FORMA INCOME TAX EXPENSE FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 1997 WAS $8.5 MILLION AND $27.4 MILLION, RESPECTIVELY, COMPARED TO $7.5 MILLION AND $24.3 MILLION ON AN ACTUAL BASIS. THE DIFFERENCE WAS DUE TO THE ESTIMATED INCOME TAX EFFECT OF THE PRO FORMA ADJUSTMENTS AT THE COMPANY'S EFFECTIVE TAX RATE OF 39.0%.

2.  LIQUIDITY AND FINANCIAL RESOURCES

The Company received $1.0 million of cash from operating activities during the nine months ended August 31, 1998 compared with $32.4 million of cash used for the same period in 1997.

Increased cash flow from operating activities during 1998 is primarily due to a decrease in restricted cash and an increase in accounts payable and accrued liabilities.

Cash flows used in investing activities totaled $390.5 million during the nine months ended August 31, 1998 compared with $105.1 million of cash flows provided by investing activities for the same period in 1997. The increase in cash flow used in investing activities during the nine months ended August 31, 1998 is primarily attributable to higher purchases of operating properties and land held for investment, the AHG acquisition and significantly less proceeds from sales of investment securities.

The Company received cash from financing activities of $413.2 million during the nine months ended August 31, 1998 compared with $70.7 million of cash used for the same period in 1997. The increase was primarily due to increased borrowings under repurchase agreements, revolving credit lines and mortgage notes and other debts payable, which were utilized to fund the purchase of new operating properties, the construction or improvement costs to existing properties, the purchase of land held for investment and the AHG acquisition.

During the third quarter, the Company entered into a $150 million warehouse credit facility which is collateralized by mortgage loans. This line of credit bears interest at LIBOR plus a margin. At August 31, 1998, approximately $149 million was outstanding under this line.

Beginning in the late summer of 1998, the market prices of real estate related securities began to decrease. The Company believes these decreases are for the most part due to the reduction in the number of purchasers and the amount of capital available in the market place to buy those securities as well as the recent increase in the supply of those securities. These price decreases did not directly affect the Company's results from operations, because the Company holds its real estate related securities primarily as long-term investments. The Company does not believe the decline in market prices represents a permanent impairment of the value of the securities, particularly because there does not appear to have been an impairment of the value of the real estate assets underlying those securities.

The Company has financed some of its purchases of real estate related securities under repurchase agreements. At August 31, 1998, the Company had two such repurchase lines amounting to $310 million of which $255 million was outstanding. Both of the agreements expire before December 31, 1998. The Company believes it will be able to renew or replace both lines, although possibly on somewhat less favorable terms. If the Company were not able to renew or replace one or both of the lines, it might have to utilize availability under other existing credit facilities and cash flow generated from operations or asset sales.

The Company's board of directors has approved a stock repurchase plan authorizing the Company to buy back up to 2,000,000 shares of its own stock. As of the end of the third quarter, the Company had purchased and retired 350,000 shares under this program at an average price of approximately $16 per share.

YEAR 2000

The Company has segregated its systems into two basic types in terms of identifying and assessing Year 2000 issues. These systems are the financial systems and the non-financial systems. The financial systems comprise the general ledger and related subsystems. Non-financial systems are primarily related to the Company's business activities as a lessor of commercial real estate and the Company is currently assessing the cost to change these systems. The inability to correct any Year 2000 deficiencies in any non-financial systems would not seriously impair the ability of the Company to conduct its business.

As part of the tax free spin-off from Lennar Corporation, the Company was required to segregate its financial systems from Lennar. The Company has identified the software and hardware to do this and has already put one system in place and is in the process of installing all other financial systems, all of which are Year 2000 compliant. The Company currently anticipates that the implementation of the new financial systems will be completed before mid-1999 and the total project costs will be between $3 million and $4 million.

The Company is also in the process of assessing the Year 2000 readiness of its key vendors, subcontractors and business partners to determine whether key processes and business activities will be interrupted. The Company expects to complete this project early in 1999. A failure of the Company's vendors, subcontractors and business partners to address adequately their Year 2000 readiness could affect the Company's business. As part of its contingency planning efforts, the Company is preparing to identify alternate sources or strategies where necessary if significant exposures are identified.

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

                  (b)  Reports on Form 8-K:
                       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

             Signature and Title                              Date
             -------------------                              ----



/s/    SHELLY RUBIN
------------------------------------                     October 15, 1998
Shelly Rubin
Chief Financial Officer (Principal
Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number                Description
-------               -----------

27.1             Financial Data Schedule.