Form 10-K
period 1998-11-30
LNR PROPERTY CORP
filed 1999-03-01
CIK 1043044

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

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

                                                  NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS:                 ON WHICH REGISTERED:
  COMMON STOCK, PAR VALUE 10/cent/ PER SHARE     NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [x]

     As of January 28, 1999, 24,901,460 shares of common stock and 10,748,133 shares of Class B common stock (which can be converted into common stock) were outstanding. Of the total shares outstanding, 24,437,698 shares of common stock and 850,203 shares of Class B common stock, having a combined aggregate market value (assuming the Class B shares were converted) on that date of $546,977,299 were held by non-affiliates of the registrant.

                                          PART OF FORM 10-K INTO WHICH REFERENCE
    DOCUMENTS INCORPORATED BY REPORT        INTO THIS DOCUMENT IS INCORPORATED
          LNR Property Corporation                  Parts I, II and IV
  1998 Annual Report To Stockholders*
          LNR Property Corporation                       Part III
             1999 Proxy Statement
---------------
* The LNR Property Corporation 1998 Report to Stockholders is incorporated herein only to the extent specifically stated.
================================================================================

                                     PART I

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS THAT ARE SUBJECT TO RISK AND UNCERTAINTY. ALTHOUGH THE COMPANY BELIEVES THE EXPECTATIONS REFLECTED IN ITS FORWARD LOOKING STATEMENTS ARE REASONABLE, IT IS POSSIBLE THEY WILL PROVE NOT TO HAVE BEEN CORRECT, PARTICULARLY GIVEN THE CYCLICAL NATURE OF THE REAL ESTATE MARKET. AMONG THE FACTORS WHICH CREATE UNCERTAINTIES ABOUT THE COMPANY'S FUTURE PERFORMANCE ARE:
(A) CHANGES IN INTEREST RATES, (B) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH THE COMPANY OWNS PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES THE COMPANY OWNS ARE LOCATED, (C) INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (D) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS AND (E) CHANGES IN MARKETS FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES.

ITEM 1. BUSINESS.

OVERVIEW

     LNR Property Corporation ("LNR" and, together with its subsidiaries, the "Company") is a real estate investment and management company, which structures and makes real estate and real estate related investments and, through its expertise in developing and managing properties, seeks to enhance the value of those investments. The Company has been engaged in the development, ownership and management of commercial and multi-family residential properties since 1969. LNR's Chairman, Chief Executive Officer and President have been with the Company and worked together for more than a decade. Over the last five years, revenues and EBITDA have increased at compound annual growth rates of 31.8% and 36.8%, respectively.

     LNR was formed by Lennar Corporation ("Lennar") in June 1997 to separate Lennar's real estate investment and management business from its homebuilding business. On October 31, 1997, Lennar distributed the stock of LNR to Lennar's stockholders in a tax-free spin-off (the "Spin-off"). Activities conducted by Lennar, as predecessor to the Company, of the type currently being conducted by the Company are treated below as historical activities of the Company.

     The Company's real estate investment activities primarily consist of:

     /bullet/ acquiring, developing, managing and repositioning commercial and multi-family residential real estate properties and loans,

     /bullet/ acquiring, (often in partnership with financial institutions and real estate funds) and managing portfolios of real estate assets,

     /bullet/ investing in unrated and non-investment grade rated commercial mortgage-backed securities, ("CMBS"), as to which the Company has the right to be special servicer (i.e., to oversee workouts of underperforming and non-performing loans) and

     /bullet/ making high yielding real estate related loans and equity investments.

     The Company adjusts its investment focus from time to time to adapt to changes in markets and phases of the real estate cycle. The Company does not have specific policies as to the type of real estate related assets it will acquire, the percentage of assets it will invest in particular types of real estate related assets or the percentage of the interests in particular entities it will acquire. Instead, it reviews, at least monthly, the types of real estate related investment opportunities which may at that time be available, the market factors which may affect various types of real estate related investments (including the likelihood of changes in interest rates or availability of investment capital) and other factors which may affect the attractiveness of particular investment opportunities.

     At November 30, 1998, the Company's assets consisted of:

                                       BOOK
TYPE OF ASSET                          VALUE       DESCRIPTION/COMMENT
-------------                     --------------   -------------------
                                   (IN MILLIONS)
Commercial properties .........     $   852.5      Multi-family apartment buildings, office and industrial
                                                   buildings, retail centers, hotels and land.

Real estate loans .............          97.9      Primarily mortgage loans. Also includes loans to
                                                   developers and builders, sometimes with profit
                                                   participations.

Partnerships ..................         194.5      Primarily 16 partnerships which acquired portfolios of
                                                   loans and/or properties, including four partnerships
                                                   investing in Japanese loan portfolios; and 10 partnership
                                                   interests from the Affordable Housing Group
                                                   acquisition. Also, includes Lennar Land Partners, a land
                                                   partnership with Lennar.

CMBS ..........................         434.2      Unrated or non-investment grade rated tranches of
                                                   CMBS pools acquired at significant discounts from face
                                                   value, as to which the Company has the right to be
                                                   special servicer and can seek to increase collections of
                                                   underlying loans.

Cash and other assets .........         164.7      Cash at November 30, 1998 consisted of $28.4 million of
                                                   unrestricted cash and $56.3 million restricted cash, of
                                                   which $47.3 million was collateral for a letter of credit
                                                   and $7.6 million was related to the acquisition of the
                                                   Affordable Housing Group. Other assets primarily
                                                   include tax receivables, prepaid expenses and accounts
                                    ---------      receivable.
  Total .......................     $ 1,743.8
                                    =========

REAL ESTATE INVESTMENTS AND RELATED ACTIVITIES

COMMERCIAL AND MULTI-FAMILY RESIDENTIAL RENTAL REAL ESTATE

     In 1969 Lennar began engaging in the development, ownership and management of commercial and residential multi-family rental real estate. It's initial activities of this type included acquiring an apartment complex and building and operating small office buildings, local regional shopping centers and other commercial and industrial facilities on properties being developed as part of Lennar's homebuilding operations. Gradually, this was expanded to general development, acquisition and active management of commercial and residential multi-family rental real estate, as well as acquiring land for development and sale or leasing for commercial uses. Among other things, these activities helped offset the cyclical nature of Lennar's homebuilding business. At November 30, 1998, the Company's portfolio included 13 shopping centers with
1.1 million square feet of rentable space, 12 office buildings with 2.5 million square feet of rentable space, four industrial properties with 0.9 million square feet of rentable space, 10,929 apartment units (53 properties), a mobile home park and five hotels.

     The shopping centers the Company owns and operates include seven small regional shopping centers (sometimes referred to as "strip centers"), with between 12,000 square feet and 36,400 square feet of rentable store space and six larger shopping centers, with 72,000 square feet to 462,000 square feet of rentable store space. All the small regional centers are located in Florida. Of the larger shopping centers, four are in Florida and two are in Arizona.

     The Company's 12 office buildings range from one to 36 stories and have an aggregate of 2.5 million square feet of rentable office space. Three of the office buildings are in Florida, two are in Georgia, four are in California, one is in Louisiana, one is in Virginia and one is in Utah. The Company's industrial properties are located in Florida, California and Texas with between 80,000 square feet and 382,000 square feet of rentable floor space.

     The Company's 53 apartment properties range in size from 40 to 712 units. The apartment properties are geographically located as follows:

                              NUMBER OF
STATE                         PROPERTIES
-----                        -----------
Washington .............        13
Florida ................         6
Oregon .................         5
Montana ................         3
Nevada .................         3
New Mexico .............         3
Texas ..................         3
Arizona ................         2
California .............         2
Colorado ...............         2
Illinois ...............         2
Pennsylvania ...........         2
Virginia ...............         2
Georgia ................         1
Idaho ..................         1
Maryland ...............         1
Tennessee ..............         1
Wisconsin ..............         1
                                --
                                53
                                ==

     During 1998, the Company entered the business of owning, developing and syndicating multi-family and senior housing residential rental apartments, which qualify for Low-Income Housing Tax Credits, by acquiring from Pacific Harbor Capital, Inc., a wholly-owned subsidiary of PacifiCorp, controlling interests in a group of entities as well as certain direct partnership interests known as the Affordable Housing Group ("AHG"). AHG, as part of LNR, continues to grow and as of November 30, 1998 AHG owned approximately 7,000 residential rental apartments (47 properties), many of which qualify for Low-Income Housing Tax Credits. Of the apartments, 41% are located in the Northwestern United States, 15% are located in the Midwest, 10% are located in the East, 23% are located in the Far West, and the remainder are located in the Southeast and Southwest. At November 30, 1998, the Company's balance sheet included AHG balances as follows: properties of approximately $229 million, investments in partnerships of approximately $13 million and approximately $146 million of pre-existing property-specific mortgage financing that is non-recourse to the Company.

     The five hotels owned by the Company have a total of 1,155 rooms. Two of the properties are under development and the other three are managed by national chains under management contracts which can be terminated by either party on 30 days' notice.

     In addition to the Company's operating properties, the Company owns commercially zoned land, 1.7 million square feet of which is leased under ground leases and approximately 1,050 acres of which is to be used for specific projects or sold.

     The Company maintains a program of liability, property loss and damage and other insurance which covers all the Company's properties and which the Company believes is adequate to protect it against all reasonably foreseeable material insurable risks.

     The net book value at November 30, 1998 and the operating results for the year ended on that date with regard to various types of properties owned by the Company, and related furniture, furnishings and equipment, were as follows:

                                                                                    NET
                                                                                 OPERATING      NOI AS A
                                                      NET BOOK     OCCUPANCY       INCOME       % OF NET
                                                        VALUE         RATE         (NOI)       BOOK VALUE
                                                     ----------   -----------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Stabilized operating properties
 Commercial ......................................    $128,361          99%       $19,317          15%
 Multi-family ....................................      28,164          92%         7,586          27%
 Hotel and other .................................      32,815          71%         6,249          19%
Under development or repositioning
 Commercial ......................................     144,653                      2,688
 Multi-family ....................................     111,811                      5,509
 Hotel ...........................................      31,872                         --
                                                      --------                    -------
Total market rate operating properties ...........     477,676                     41,349

AHG multi-family properties:
 Stabilized(1) ...................................     174,120          96%         8,220           5%
 Development .....................................      55,009                         --
                                                      --------                    -------
Total AHG multi-family properties ................     229,129                      8,220

Furniture, fixtures and equipment ................       5,614                         --
Land held for investment .........................     140,048                         --
                                                      --------                    -------
Total operating properties and equipment .........    $852,467                    $49,569
                                                      ========                    =======

----------------
(1) NOI and NOI as a percentage of net book value excludes the annualized effect of tax credits; if included, NOI and NOI as a percentage of net book value would have been $20,591 and 12%, respectively.

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

PORTFOLIOS OF COMMERCIAL MORTGAGE LOANS AND OWNED REAL ESTATE

     In 1992, the Company began acquiring, directly and through partnerships, portfolios of commercial mortgage loans and related pools of owned real estate assets in the United States. Its first transaction of this type was a partnership with The Morgan Stanley Real Estate Fund, which acquired from Resolution Trust Corporation a portfolio of almost $1 billion face value of assets consisting of more than 1,000 mortgage loans and 65 properties. Its second transaction of this type was a partnership portfolio acquisition in 1993 which included a portfolio of real estate assets with a face amount of more than $2 billion, in what the Company believes is one of the largest real estate portfolio acquisitions ever to take place in the United States. Since 1993, the Company has formed 10 additional partnerships with several different investment banking firms and real estate funds to purchase and handle workout activities regarding portfolios of distressed commercial loans and related real estate. The Company's partners in these additional partnerships included affiliates of Lehman Brothers Inc., Morgan Stanley Dean Witter and Westbrook Partners. Involvement of these partners both gave the Company access to investment opportunities it might not otherwise have had and reduced the amount the Company had to invest to acquire interests in large portfolios.

     In each of these partnerships, one of the Company's subsidiaries acts as the managing general partner and conducts the business of the partnership. The Company earns management fees and asset disposition fees from the partnerships and has carried interests in cash flow and sales proceeds once the partners have recovered their capital and achieved specified returns. The Company's investments ranged from 15% to 50% of the partnerships' capital and totaled $165 million, out of a total of $684 million invested in the partnerships. By November 30, 1998, the partnerships had distributed a total of $1.2 billion to the partners, of which $363 million had been distributed to the Company. By November 30, 1998, the Company also received management and asset disposition fees totaling approximately $53 million. As the U.S. real estate markets strengthened in 1996 and 1997, substantially fewer large real estate portfolios became available at what the Company viewed as attractive prices. The Company has not participated in a partnership which acquired a portfolio of underperforming real estate assets in the United States since August, 1996 (although since late 1997, the Company has become part of several partnerships to acquire portfolios of underperforming and non-performing commercial mortgage loans in Japan, see below). However, the Company has continued to acquire individual underperforming real estate assets. Currently, the partnerships the Company formed are engaged primarily in enhancing and disposing of assets in the portfolios they acquired, as well as collecting sums paid with regard to portfolio assets.

     Since June 1992, the Company has also acquired directly, without partners, three portfolios of real estate assets with face amounts of between $21 million and $75 million.

     The Company's principal activity with respect to distressed portfolios (whether owned by partnerships or directly owned by the Company) is to manage the workout of non-performing loans, including negotiating new or modified financing terms and foreclosing on defaulted loans. The portfolio loans consist primarily, but not entirely, of fixed-rate first mortgage loans secured by office and industrial buildings, shopping centers and multi-family residential properties. The assets generally are held only as long as is required to enhance their value and bring them to resolution either through collection of principal or sale. Approximately 20% to 25% of the total portfolio is turned over each year. The Company believes its workout and property rehabilitation skills are the principal reasons financial institutions have sought the Company as a partner in acquiring portfolios of distressed assets and have given the Company management control of the partnerships.

     Debt financing for partnerships' acquisitions of real estate related asset portfolios has usually been on a non-recourse basis and with no guarantees by the Company or any other of the partners. In some cases, the lender must be repaid in full before a partnership can make cash distributions to the Company and its partners. The Company's financing strategy with regard to real estate related asset portfolios in which it invests directly is to seek financing which matches the underlying loans. This type of financing usually gives lenders recourse to those of the Company's subsidiaries which invest in the partnerships acquiring particular asset portfolios.

     During 1998, the Company entered into several partnerships to acquire portfolios of non-performing commercial mortgage loans in Japan, where it has opened an office to oversee its loan workout and real estate asset management operations. The Company has now invested in or committed to invest in nine portfolios of non-performing loans in Japan. As of November 30, 1998, the total investment in these partnerships was $28.1 million. At this point, there can be no assurance that these new investments will achieve the same level of results as the distressed U.S. portfolio business has.

INVESTMENTS IN CMBS

     As a further use of its loan and real estate workout capabilities, the Company acquires unrated and non-investment grade rated subordinated CMBS and provides "special servicing" for the mortgage pools to which they relate. Fitch IBCA, Inc., which rates special servicers of CMBS on the basis of management team, organizational structure, operating history, workout and asset disposition experience and strategies, information systems, investor reporting capabilities and financial resources, has given the Company Fitch's highest rating. At November 30, 1998, the Company was entitled to be the special servicer with regard to 44 securitized commercial mortgage pools and owned unrated CMBS related to 39 of those pools. Special servicing is the business of managing and working out the problem assets in a pool of commercial mortgages or other assets. For example, when a mortgage in a securitized pool goes into default, the special servicer negotiates with the borrower on behalf of the pool to resolve the situation. The Company uses as special servicer essentially the same workout skills it applies with regard to its distressed asset portfolios. Because the holders of the unrated CMBS receive everything that is collected after the more senior levels of CMBS have been paid in full, the Company and other holders of unrated CMBS are the principal beneficiaries of increased collections. Therefore, ownership of the unrated CMBS gives the Company an opportunity to profit from its special servicing in addition to receiving fees for being special servicer. The Company has not purchased unrated CMBS unless it has had the right to be the special servicer of the mortgage pools to which they relate.

     The Company also, in some instances, purchases non-investment grade rated subordinated CMBS relating to commercial mortgage pools as to which the Company will act as special servicer. The Company expects to receive a yield on these securities based on the stated interest and amortization of the Company's purchase discount. However, if, as senior CMBS issued with regard to a pool begin to be paid down and the performance of the pool exceeds initial expectations, then the ratings of the subordinated CMBS are sometimes upgraded by the rating agencies. This increases their market values and gives the Company an opportunity to achieve gains on the sale of the securities, as well as receiving the stated interest while it holds them. Therefore, purchases of non-investment grade rated subordinated securities, like purchases of unrated, more junior securities, are a means for the Company to profit from its workout skills.

     Particularly in periods of falling interest rates, there often are prepayments of mortgages underlying CMBS. Because the Company usually purchases CMBS at significant discounts from their face amounts, prepayments tend to increase the Company's yield as a percentage of its investment.

     The Company is currently financing its purchases of CMBS through cash flow generated from operations, repurchase obligations and borrowings under its short-term and medium-term revolving credit lines.

     The following are the CMBS held by the Company at November 30, 1998:

                                                WEIGHTED                                 WEIGHTED     WEIGHTED
                                                 AVERAGE                                  AVERAGE     AVERAGE
                                     FACE       INTEREST        BOOK       % OF FACE       CASH         BOOK
                                    AMOUNT        RATE         VALUE         AMOUNT      YIELD(1)     YIELD(2)
                                 -----------   ----------   -----------   -----------   ----------   ---------
                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
BB rated or above ............    $120,275         8.40%     $103,134         85.7%         9.9%        13.7%
B rated ......................     219,927         7.26%      156,191         71.0%        10.2%        13.0%
Unrated ......................     644,115         6.86%      158,606         24.6%        29.0%        23.2%
Unrealized gains on securities
 and other ...................          --           --        16,226           --           --           --
                                  --------                   --------
Total CMBS portfolio .........    $984,317         7.11%     $434,157         44.1%        17.3%        17.0%
                                  ========                   ========

----------------
(1) Cash yield is determined by annualizing the actual cash received during the month ended November 30, 1998, and dividing the result by the book value at November 30, 1998.

(2) Book yield is determined by annualizing the interest income for the month of November 30, 1998, and dividing the result by the book value at November 30, 1998.

COMMERCIAL REAL ESTATE LENDING

     The Company holds mortgage loans made with regard to commercial properties as well as mortgage loans made to the developers and builders of commercial properties or residential communities. At November 30, 1998, the Company had mortgage loans on commercial properties with a total outstanding principal balance of $74.2 million and mortgage loans to developers and builders with a total outstanding principal balance of $32.2 million. The states in which the properties securing the Company's mortgage loans were located were as follows:

                        PRINCIPAL AMOUNT
STATE                       OF LOANS
-----                  -----------------
                         (IN THOUSANDS)
Nevada .............        $ 50,715
California .........          44,804
Florida ............           7,136
Texas ..............           3,704
                            --------
Total ..............        $106,359
                            ========

     The mortgage loans are primarily first mortgage loans secured by a convention center, office buildings, a shopping center and land acquired for development. The mortgage loans to developers and builders are usually subordinate to construction loans, and provide the Company, in addition to interest income, participations in profits after the developers or builders have achieved specified financial targets. The types of loans and collateral held by the Company at November 30, 1998, were as follows:

                                         PRINCIPAL AMOUNT
TYPE OF LOAN                                 OF LOANS
------------                            -----------------
                                          (IN THOUSANDS)
Mortgage loans
 Convention center ..................        $ 45,000
 Office buildings ...................          17,504
 Shopping center ....................           4,142
 Commercial land ....................           2,664
 Apartment buildings ................           1,210
 Industrial park and other ..........           3,672
Developer and builder loans .........          32,167
                                             --------
Total ...............................        $106,359
                                             ========

     The Company identifies opportunities to make commercial and developer or builder loans through brokers and relationships with other real estate companies and developers.

     The Company evaluates possible loans with in-house personnel, who perform site visits and do market, demographic and financial analyses with regard to the collateral for the loans. The Company applies guidelines, which change from time to time depending on the type of property and market conditions, relating to loan-to-value ratio, debt coverage and other financial ratios. In most instances the guidelines the Company has applied have been similar to those applied in evaluating commercial mortgages for inclusion in mortgage securitizations (although the Company has not to date securitized any of the commercial loans it originated for its own account). Sometimes the Company has made subordinated loans to which it applies other guidelines, but which bear interest at rates which are higher than those on senior commercial mortgage loans, and some of which provide the Company participations in profits from the underlying properties.

LENNAR LAND PARTNERS

     Before the Spin-off, Lennar and the Company transferred to Lennar Land Partners (the "Land Partnership"), which is 50% owned by the Company and 50% owned by Lennar, parcels of land or interests in land and other assets which had a total book value on Lennar's books at October 31, 1997 of approximately $372.4 million. This land was acquired by Lennar primarily to be used for residential home development. The parcels of land or interests in land contributed by the Company had been contributed to the Company by Lennar so the Company could contribute them to the Land

Partnership. From November 1, 1997 through November 30, 1998, the Land Partnership had land sale revenues of $232.0 million, of which $93.9 million was from sales to Lennar. During that period, the Land Partnership obtained control of approximately 8,000 additional homesites, primarily through partnership arrangements. At November 30, 1998, the Land Partnership's land consisted of approximately 24,898 potential home sites in 29 communities, of which 18 communities with 15,707 potential home sites are in Florida, two communities with 596 potential home sites are in Arizona, five communities with 3,514 potential home sites are in Texas and four communities with 5,081 potential home sites are in California. Approximately 8% of the land is developed and ready to be built upon, 47% of the land was in various stages of development and 45% of the land was totally undeveloped.

     When Lennar contributed that land to the Company and to the Land Partnership, Lennar retained options to purchase up to approximately 22% of the contributed land at prices it established. As of November 30, 1998 Lennar continues to retain options to acquire approximately 13% of the remaining land. The remaining land is available for sale to independent homebuilders or to Lennar at prices determined from time to time, which, as is discussed below, the Company must approve.

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

     Lennar may, but is under no obligation to, offer additional properties to the Land Partnership. Lennar is free to acquire properties for itself without any consideration of whether those properties might have been appropriate for the Land Partnership. The Company is, in effect, able to veto any proposals that the Land Partnership acquire properties proposed by Lennar. Arrangements with regard to particular properties might include, (i) options to Lennar to purchase all or portions of properties, (ii) rights of first refusal for Lennar to acquire lots if other builders propose to acquire them, or (iii) buy/sell arrangements under which, if Lennar wanted to purchase lots on which it did not have an option, it would propose a purchase price and the Company would have the option to approve the sale to Lennar at that price or to purchase the lots for that price (probably in order to resell them to someone who would be willing to pay a higher price).

     The Company might seek to acquire commercial portions of properties owned or acquired by the Land Partnership or options relating to them. If it did, Lennar could, if it wanted to do so, veto acquisitions by the Company. To date, LNR has not acquired any commercial portions of properties owned by the Land Partnership or options relating to them.

     The Land Partnership has a $125 million revolving line of credit, and a $100 million term loan, each of which matures in 2001. If the Land Partnership defaults under those credit facilities, the lenders have the right to require the Company, together with Lennar, to purchase the Land Partnership's obligations to the lenders, or a portion of them. However, if the default is failure to meet financial covenants, the lenders must give Lennar and the Company the opportunity to cure the default. Many of the Land Partnership's assets are subject to non-recourse mortgage loans. The revolving line of credit is available to supplement financing which is available with regard to specific properties. As of November 30, 1998, there was $9 million outstanding under the revolving line of credit, and $68 million outstanding under the term loan.

MARKET RISK ON FINANCIAL INSTRUMENTS

     The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows, the value of its CMBS and other interest earning assets held for sale and the level of realized gains from sales of assets. As changes in market conditions occur, interest rates can either increase or decrease. As interest rates move, interest expense from the variable component of the Company's debt balances will move in the same direction. With respect to its CMBS and mortgage loan portfolios, changes in interest rates generally do not affect the Company's interest income as its investments are predominately fixed-rate. However, the fair value of the portion of the Company's CMBS portfolio that is held for sale will move inversely to changes in interest rates. Changes in the market value of these investments do not affect the Company's consolidated earnings as mark-to-market adjustments are not reflected in the Company's net income until particular assets are sold.

The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. The Company may use a variety of financial instruments to reduce its interest rate risk. On the debt side, from time to time, the Company uses interest rate swap agreements whereby the Company exchanges its variable interest on certain debt balances for another party's obligation to pay fixed interest. This allows the Company to reduce the effects (positive or negative) of interest rate changes on operations. These agreements are entered into for specific property-level financings and are generally matched with the debt relative to term and principal amount. These financial instruments carry a number of risks, including a risk of nonperformance on the part of the counterparty and a risk that the financial instrument will not function as expected. In addition, a significant portion of the Company's debt is not subject to interest rate fluctuations because it bears interest at a fixed rate. On the asset side, the Company periodically sells treasury securities short to hedge a portion of its available-for-sale CMBS portfolio. At November 30, 1998, the Company was obligated to deliver $46 million of securities it had sold short. This offsets the impact of interest rate movements on the market value of a portion of the Company's CMBS portfolio.

     The following table presents certain information on the Company's assets and liabilities which are sensitive to interest rate changes:

                                    1999         2000        2001        2002
                                ------------ ----------- ----------- -----------
                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Rate Sensitive Assets
 Interest earning cash and
  cash equivalents ............  $  84,681          --          --          --
 Available-for-sale
  investment securities(1).....     11,100      35,898      67,369      10,808
 Weighted average
  interest rate(3) ............        7.7%        7.9%        8.3%        7.5%
 Mortgage loans held
  for sale(1) .................     16,751      54,575      10,497       4,828
 Weighted average
  interest rate(3) ............       10.8%       10.2%       11.8%       12.0%
Rate Sensitive Liabilities
 Variable rate mortgage
  loans and other debts
  payable(1) ..................    278,622     189,714     128,226      19,085
 Weighted average
  interest rate(3) ............        6.8%        6.7%        6.7%        6.5%
Off balance sheet financial
 instruments
 Variable-to-fixed interest
  rate swap
  agreements(2) ...............     20,600       7,951          --      16,000
 Weighted average
  interest rate(3) ............        6.7%        6.4%         --         6.9%
                                                                       BOOK      FAIR
                                    2003     THEREAFTER   TOTAL(1)    VALUE     VALUE
                                ----------- ------------ ---------- --------- ---------
                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Rate Sensitive Assets
 Interest earning cash and
  cash equivalents ............        --           --     84,681     84,681    84,681
 Available-for-sale
  investment securities(1).....    10,000      274,028    409,203    300,171   300,171
 Weighted average
  interest rate(3) ............       7.5%         7.4%
 Mortgage loans held
  for sale(1) .................        --           --     86,651     75,729    84,588
 Weighted average
  interest rate(3) ............        --           --
Rate Sensitive Liabilities
 Variable rate mortgage
  loans and other debts
  payable(1) ..................       575       43,851    660,073    660,073   660,073
 Weighted average
  interest rate(3) ............       6.4%         6.4%
Off balance sheet financial
 instruments
 Variable-to-fixed interest
  rate swap
  agreements(2) ...............        --       21,000     65,551         --    64,812
 Weighted average
  interest rate(3) ............        --          7.8%

----------------
(1) Estimated future cash flows (carrying amounts plus estimated discounts) using expected maturities.

(2) Notional principal amounts at scheduled maturities.

(3) Weighted average interest rates represent stated rates.

     In addition to the assets shown above, the Company has fixed-rate investments in CMBS and mortgage loans which it intends and has the ability to hold until maturity. The Company's investment in CMBS which is classified as held-to-maturity has a book and estimated market value of $134.0 million and $184.8 million, respectively, at November 30, 1998. This investment has stated maturities through 2030 and is expected to return principal of $73.0 million in 2001, $14.6 million in 2002 and $312.5 million, thereafter. The Company's investment in loans which are held for investment have a book value of $22.2 million and an estimated market value of $26.6 million at November 30, 1998 and is expected to return principal amounts of $8.9 million in 1999; $1.2 million in 2000; $0.6 million in 2001; $0.5 million in 2002; $16.0 million in 2003 and $1.4 million, thereafter. These fixed-rate investments are held to maturity and the future cash flows are not expected to be negatively affected by changes in market interest rates.

COMPETITION

     In virtually all aspects of its activities, the Company competes with a variety of real estate development companies, real estate investment trusts, investment firms, investment funds and others. The principal area of competition is for the purchase of real estate assets and securities at prices which the Company believes will enable it to achieve its desired returns. As the real estate industry improved over most of the past two years, the Company encountered increased competition in several of the markets in which it competes, including the purchase of certain types of real estate and CMBS, as well as real estate lending. The Company believes that its access to investment opportunities through its relationships and presence in markets across the country, its ability to quickly underwrite and evaluate those opportunities and its expertise in real estate workout and management helped the Company to compete effectively in the purchase of those types of assets.

     While the fundamentals of the real estate market remained strong, liquidity concerns created turmoil in the market place during the fourth quarter of 1998 causing a sharp decline in the market prices of real estate related securities. This caused a number of firms to record significant losses, and led to at least one major CMBS investor to file under Chapter 11 of the Bankruptcy Code. The Company was not materially affected by the decline in prices of real estate related securities because:

     /bullet/ The Company usually acquires real estate related securities for their long-term yields and to benefit from increases in the values of the underlying assets (both of which have remained strong), not as short-term investments. Therefore, temporary fluctuations in market prices of securities do not affect the Company's net income while it holds the securities.

     /bullet/ The Company does not originate mortgages for securitization and therefore was not required to sell them at a loss when the securitization market weakened.

     /bullet/ The Company had not recognized "gain on sale" non-cash income from retained residuals of securitized asset pools.

     /bullet/ The Company remained liquid primarily as a result of a diversified debt structure.

     Based on the above, the Company believes it was at a competitive advantage and was able to use the market weakness as an opportunity to make strategic investments.

     Competitive conditions relating to shopping centers, office buildings, industrial properties, residential apartment buildings and hotels owned or operated by the Company vary depending on the locations of particular properties. Most often these facilities compete for tenants or other uses based on their locations, the facilities provided and the pricing of the leases or room rates. As general economic conditions have improved in 1997 and 1998, occupancies generally increased in many of the Company's markets, which helped to reduce the amount of competition in existing properties and has allowed for, in certain instances, new development.

     The Company is not a significant national competitor with regard to any of the properties it owns or any type of real estate securities, except that industry sources regarding issuances of CMBS indicate that the CMBS as to which the Company had the right to assume the special servicing represented 12.8% and 16.7% of all the CMBS issued in 1997 and 1998, respectively.

INVESTMENT COMPANY ACT

     The Company intends to conduct its business at all times so as not to become regulated as an investment company under the Investment Company Act of 1940. Accordingly, the Company does not expect to be subject to the restrictive provisions of the Investment Company Act. The Investment Company Act applies to entities which hold themselves out as being involved primarily in investing, reinvesting or trading in securities or which own investment securities having a value exceeding 40% of the value of the entities' total assets (other than government securities or cash) on an unconsolidated basis. The Investment Company Act exempts, among others, entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under the current interpretation of the staff of the Securities and Exchange Commission, to qualify for this exemption, the entity must maintain at least 55% of its assets in Qualifying Interests. The Company's investments in real estate and mortgage loans generally constitute Qualifying Interests and the Company believes that its unrated CMBS constitute Qualifying Interests when the Company has the right, as special servicer, to foreclose upon any defaulted loan which backs such securities and to take all other actions that a servicer generally may take in connection with a defaulted loan. Analyses of the Company's assets at November 30, 1998 indicated that (a) less than 40% of the Company's assets, other than Government securities or cash, on an unconsolidated basis, were investment securities and (b) more than 55% of the Company's assets were Qualifying Interests. If, however, due to a change in the Company's assets, or a change in the value of particular assets, the Company were to become an investment company which is not exempt from the Investment Company Act, either the Company would have to restructure its assets so it would not be subject to the Investment Company Act, or the Company would have to change materially the way it conducts its activities. Either of these changes could require the Company to sell substantial portions of its assets at a time the Company might not otherwise want to do so, and the Company could incur significant losses as a result. Further, in order to avoid becoming subject to the requirements of the Investment Company Act, the Company may be required at times to forego investments it would like to make or otherwise to act in a manner other than that which the Company's management believes would maximize its earnings.

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

EMPLOYEES

     At November 30, 1998, the Company had 433 full time and 48 part time employees, of whom 10 were senior management, 47 were corporate staff, 272 were engaged in asset acquisitions, loan workouts and rehabilitation and disposition of properties and 152 were hotel personnel.

     None of the Company's employees is represented by a union. The Company believes its relationships with its employees are good.

ITEM 2. PROPERTIES.

     For information about properties owned by the Company for use in its commercial activities, see Item 1.

     The Company maintains its principal executive offices at 760 Northwest 107th Avenue, Miami, Florida, in a building which was built and is owned by the Company. Those offices consist of approximately 16,000 square feet. The Company has additional offices in various office buildings owned by the Company and it leases offices in two other facilities.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not subject to any legal proceedings other than suits relating to properties it owns, which the Company views as an ordinary part of its business, and most of which are covered by insurance. LNR believes these suits will not, in aggregate, have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The information required by Item 5 is incorporated by reference from page 43 of the Company's 1998 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by Item 6 is incorporated by reference on page 16 of the Company's 1998 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by Item 7 is incorporated by reference from pages 17 through 24 of the Company's 1998 Annual Report to Stockholders.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by Item 7a is included in Item 1 above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 is incorporated by reference from pages 25 through 42 of the Company's 1998 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information about the Company's directors is incorporated by reference to the definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1999 (120 days after the end of the Company's fiscal year). The following individuals were LNR's executive officers at the date of this report:

                                                            YEAR OF
NAME/POSITION                                       AGE     ELECTION
-------------                                       ---     --------
Stuart A. Miller
  Chairman of the Board and Director ...........    41         1997
Steven J. Saiontz
  Chief Executive Officer and Director .........    40         1997
Jeffrey P. Krasnoff
  President and Director .......................    43         1997
Shelly Rubin
  Financial Vice President .....................    36         1997
Michelle R. Simon
  Secretary and Corporate Counsel ..............    35         1997
Robert Cherry
  Vice President ...............................    36         1997
Steve I. Engel
  Vice President ...............................    52         1997
Mark A. Griffith
  Vice President ...............................    42         1997
David G. Levin
  Vice President ...............................    43         1997
Ronald E. Schrager
  Vice President ...............................    37         1997
David O. Team
  Vice President ...............................    38         1997
Margaret A. Jordan
  Treasurer ....................................    47         1997
John T. McMickle
  Corporate Controller .........................    41         1997

     Stuart A. Miller is the Company's Chairman of the Board. Mr. Miller became the Chairman of the Board of LNR when the Company was formed in June 1997. Mr. Miller has been the President and Chief Executive Officer of Lennar since April 1997. For more than five years prior to April 1997, Mr. Miller was a vice president of Lennar and held various executive positions with Lennar subsidiaries, including being the president of its principal homebuilding subsidiary from December 1991 to April 1997 and the president of its principal real estate investment and management division (the predecessor to a substantial portion of our business) from April 1995 to April 1997.

     Steven J. Saiontz is the Company's Chief Executive Officer. Mr. Saiontz became LNR's Chief Executive Officer and a Director when the Company was formed in June 1997. For more than five years prior to that, he was the president of Lennar Financial Services, Inc., a wholly-owned subsidiary of Lennar. Mr. Saiontz is currently a Director of Lennar. He is the brother-in-law of Stuart
A. Miller and the son-in-law of Leonard Miller.

     Jeffrey P. Krasnoff is the Company's President. Mr. Krasnoff became LNR's President when the Company was formed in June 1997 and became a Director in December 1997. From 1987 until June 1997, he was a vice president of Lennar. From 1990 until he became the President of LNR,

Mr. Krasnoff was involved almost entirely in Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business).

     Shelly Rubin is the Company's Financial Vice President. She became LNR's Financial Vice President when the Company was formed in June 1997. From May 1994 until June 1997, she was the principal financial officer of Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business). From 1991 until May 1994, Ms. Rubin was employed by Burger King Corporation as the controller for its real estate division.

     Michelle R. Simon is the Company's Secretary and Corporate Counsel. She became LNR's Secretary and Corporate Counsel when the Company was formed in June 1997. From 1994 until June 1997, she was the counsel to Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business). From 1992 to 1994, Ms. Simon was an associate and then a vice president in the investment banking division, special execution group, of Goldman, Sachs & Co.

     Robert Cherry is a Vice President of LNR, responsible for sourcing and evaluating new investment opportunities. From March 1995 until October 1997, Mr. Cherry had similar responsibilities for LNR and Lennar's real estate investment and management division (the predecessor of the Company). From March 1994 until February 1995, he was a vice president of G. Soros Realty Advisors/Quantum North America Realty Fund. Prior to that he held analyst positions with various entities including Moody's Investor Service and Sullivan & Cromwell.

     Steven I. Engel is a Vice President of LNR, responsible for managing the Japan office. From 1992 until 1997, Mr. Engel primarily was responsible for the special servicing of the CMBS portfolio for LNR and Lennar's real estate investment and management division (the predecessor of the Company). From 1987 to 1992, Mr. Engel owned and managed his own single family construction company with projects in Broward, Collier and Lee counties in Florida.

     Mark A. Griffith is a Vice President, responsible for managing LNR's Eastern Regional Division. From February 1990 until October 1997, Mr. Griffith had similar responsibilities for Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business).

     David G. Levin is a Vice President, responsible for managing Lennar Capital Services, one of the Company's subsidiaries. From February 1992 until early 1997, Mr. Levin was responsible for managing the Miami Division of Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business), which was at that time primarily focused on partnerships with the Morgan Stanley Real Estate Fund. Prior to that he had various positions with commercial real estate firms including managing director of Bear Stearns Real Estate Group.

     Ronald E. Schrager is a Vice President, responsible for managing the Miami Division of LNR, which is primarily focused on CMBS/special servicing. Since August 1992, he held several positions in Lennar's real estate investment and management division, managing various areas. Prior to that he served as a vice president of Chemical Bank's Real Estate Finance Group.

     David O. Team is a Vice President, responsible for the Company's Western Regional Division. From April 1996 until October 1997, Mr. Team had similar responsibilities for Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business). From 1994 to 1996, Mr. Team was the owner and president of Windward Realty Group, a real estate development firm. From 1992 to 1993, he was a senior vice president with American Real Estate Group.

     Margaret A. Jordan joined LNR in September 1997 as Treasurer. From February 1993 to August 1997, Ms. Jordan worked as an independent contractor and financial consultant to real estate businesses. From June 1987 to January 1993, Ms. Jordan was employed by Atlantic Gulf Communities Corporation, serving as assistant treasurer and then senior vice president and treasurer.

     John T. McMickle joined LNR in July 1997 as Controller. From 1994 to June 1997, Mr. McMickle was responsible for financial reporting at Ryder System. Prior to that he was employed as a senior manager by Price Waterhouse LLP.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference from pages 6 through 8 of the Company's 1999 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1999 (120 days after the end of the Company's fiscal year).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference from pages 3 through 4 of the Company's 1999 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1999 (120 days after the end of the Company's fiscal year).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for in Item 13 is incorporated by reference from page 7 of the Company's 1999 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 30, 1999 (120 days after the end of the Company's fiscal year).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                    -------
(A)       1.     Financial Statements

                  Items A through E are incorporated by reference from pages 25 through 42 of the Company's 1998 Annual Report to Stockholders.

                  Consolidated financial statements of Lennar Land Partners as of
                  November 30, 1998 and 1997 and for year ended November 30, 1998 and the
                  period October 31, 1997 (Inception) to November 30, 1997. .....................     F-1

          2.     Consolidated Financial Statement Schedules
                  Report of Independent Auditors ................................................     F-11
                  Schedule II--Valuation and Qualifying Accounts ................................     F-12
                  Schedule III--Real Estate and Accumulated Depreciation ........................     F-13
                  Schedule IV--Mortgage Loans on Real Estate ....................................     F-14

(B)       1.     Report on Form 8-K

                  A report on Form 8-K/A, dated January 12, 1999, was filed by the registrant with respect to the pro forma information for the nine months ended
                  August 31, 1998 for the acquisition of the Affordable Housing Group.

                  A report on Form 8-K, dated January 19, 1999, was filed by the registrant with respect to the year ended November 30, 1998 press release.

                  A report on Form 8-K, dated January 20, 1999, was filed by the registrant with respect to its registration statement on Form S-3 relating to $400,000,000 maximum aggregate offering price of common stock, preferred stock, depositary shares, debt securities, warrants and guarantees, filed by the
                  Company on November 25, 1998.

(C) 1. Index to Exhibits

    3.1    Certificate of Incorporation and amendment.*

    3.2     By-laws.*

   10.1    Separation and Distribution Agreement between the Company and Lennar Corporation, dated June 10, 1997.*

   10.2    LNR Property Corporation Employee Stock Ownership/401(k) Plan.*

   10.3    Shared Facilities Agreement between LNR Property Corporation and Lennar Corporation.*

   10.4    Partnership Agreement by and between Lennar Land Partners Sub, Inc. and LNR Land
           Partners Sub, Inc.*

   10.5    Revolving Credit Agreement dated as of December 5, 1997, among LNR Property
           Corporation and certain subsidiaries and Bank of America National Trust and Savings
           Association, as lender and agent.*

   10.6    Master Repurchase Agreement dated as of December 8, 1997, between LNR Sands
           Holdings, Inc. and Goldman Sachs Mortgage Company.*

   10.7     Reverse Repurchase Agreement dated as of October 21, 1997, between DLJ Mortgage
            Capital, Inc. and LNR Property Corporation, Lennar Capital Services, Inc., Nevada
            Securities Holdings, Inc., Lennar Securities Holdings, Inc., Lennar MBS, Inc. and LFS Asset
              Corp.*

   10.8     Amended and Restated Credit Agreement dated as of October 31, 1997, between Lennar
            Capital Services, Inc. and Lennar MBS, Inc. as borrowers and Nationsbank of Texas, N.A. as lender.*

   10.9     Credit Agreement among Lennar Land Partners as borrower, and the First National Bank of
            Chicago, et al.*

   10.10    Revolving Credit Agreement dated as of November 6, 1997, by and between Lennar Capital
            Services, Inc. and The Bank of New York.*

   10.11    Reverse Repurchase Agreement dated as of June 7, 1996, between CS First Boston (Hong
            Kong) Limited and Lennar Financial Services, Lennar MBS, Inc., Lennar Securities
            Holdings, Inc., and LFS Asset Corp.*

   10.12    Credit Agreement dated as of May 15, 1998, between LNR Florida Funding, Inc., and
            German American Capital Corporation.

   11.1     Statement Regarding Computation of Earnings Per Share.

   13.1     Pages 16 through 43 of the 1998 Annual Report to Stockholders.

   21.1     List of subsidiaries.

   27.1     Financial Data Schedule.

----------------
*  Previously filed.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LNR PROPERTY CORPORATION

                                        BY: /s/ STEVEN J. SAIONTZ
                                           ------------------------------------
                                           Steven J. Saiontz
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)


                                           February 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

        NAME AND SIGNATURE                           TITLE                          DATE
        ------------------                           -----                          ----
/s/  STUART A. MILLER               Chairman of the Board and Director       February 26, 1999
---------------------------------
           Stuart A. Miller

/s/  STEVEN J. SAIONTZ              Chief Executive Officer and Director     February 26, 1999
---------------------------------   (Principal Executive Officer)
          Steven J. Saiontz

/s/  JEFFREY P. KRASNOFF            President and Director                   February 26, 1999
---------------------------------
            Jeffrey P. Krasnoff

/s/  SHELLY RUBIN                   Financial Vice President                 February 26, 1999
---------------------------------   (Principal Financial Officer)
             Shelly Rubin

/s/  JOHN T. McMICKLE               Corporate Controller                     February 26, 1999
---------------------------------   (Principal Accounting Officer)
             John T. McMickle

/s/  LEONARD MILLER                 Director                                 February 26, 1999
---------------------------------
            Leonard Miller

/s/  SUE M. COBB                    Director                                 February 26, 1999
---------------------------------
             Sue M. Cobb

/s/  CARLOS M. DE LA CRUZ           Director                                 February 26, 1999
---------------------------------
           Carlos M. de la Cruz

/s/  BRIAN L. BILZIN                Director                                 February 26, 1999
---------------------------------
           Brian L. Bilzin

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of Lennar Land Partners:

     We have audited the accompanying consolidated balance sheets of Lennar Land Partners and subsidiaries (the "Partnership") as of November 30, 1998 and 1997, and the related consolidated statements of operations, cash flows and partners' capital for the year ended November 30, 1998 and the period from inception (October 31, 1997) to November 30, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennar Land Partners and subsidiaries at November 30, 1998 and 1997, and the results of their operations and their cash flows for the year ended November 30, 1998 and the period from inception (October 31, 1997) to November 30, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


Miami, Florida
January 8, 1999

                             LENNAR LAND PARTNERS

                          CONSOLIDATED BALANCE SHEETS

                                                          AS OF NOVEMBER 30,
                                                    -------------------------------
                                                         1998             1997
                                                    --------------   --------------
                  ASSETS

Cash ............................................   $ 15,375,848        5,317,869
Land held for development and sale ..............    237,453,597      327,819,509
Operating properties and equipment, net .........     17,411,365       18,014,813
Investments in partnerships .....................     53,099,206       18,030,049
Other assets ....................................     16,015,903       10,143,968
                                                    ------------      -----------
    Total assets ................................   $339,355,919      379,326,208
                                                    ============      ===========
       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities ..........   $ 39,102,399       20,511,958
Due to affiliate ................................      1,108,192        8,924,270
Negative goodwill ...............................      1,351,112       10,910,157
Mortgage notes and other debts payable ..........     98,488,166      153,815,223
                                                    ------------      -----------
    Total liabilities ...........................    140,049,869      194,161,608
Partners' capital ...............................    199,306,050      185,164,600
                                                    ------------      -----------
                                                    $339,355,919      379,326,208
                                                    ============      ===========

                 See accompanying notes to consolidated financial statements.

                              LENNAR LAND PARTNERS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEAR ENDED NOVEMBER 30, 1998 AND THE PERIOD FROM
               INCEPTION (OCTOBER 31, 1997) TO NOVEMBER 30, 1997

                                                      1998            1997
                                                 --------------   ------------
REVENUES

 Land sales:
  Third party lot sales ......................   $94,197,102       4,031,488
  Affiliate lot sales ........................    90,716,843       3,176,176
  Third party acreage sales ..................    39,454,724         424,682
                                                 -----------       ---------
    Total land sales .........................   224,368,669       7,632,346
 Equity in earnings of partnerships ..........    29,190,882         779,758
 Club operations .............................     2,158,698         143,900
 Amortization of negative goodwill ...........     9,502,911         232,131
 Other .......................................     5,305,849         358,698
                                                 -----------       ---------
    Total revenues ...........................   270,527,009       9,146,833
                                                 -----------       ---------
COSTS AND EXPENSES

 Cost of land sales:
  Third party lot sales ......................    68,606,945       3,513,643
  Affiliate lot sales ........................    66,426,824       2,547,610
  Third party acreage sales ..................    25,383,793         403,649
                                                 -----------       ---------
    Total cost of land sales .................   160,417,562       6,464,902
 Selling, general and administrative .........    12,534,503       1,460,440
 Management fees paid to affiliate ...........     6,000,000         500,000
 Club operations .............................     2,333,494         162,715
                                                 -----------       ---------
    Total costs and expenses .................   181,285,559       8,588,057
                                                 -----------       ---------
NET INCOME ...................................   $89,241,450         558,776
                                                 ===========       =========

                 See accompanying notes to consolidated financial statements.

                             LENNAR LAND PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED NOVEMBER 30, 1998
     AND THE PERIOD FROM INCEPTION (OCTOBER 31, 1997) TO NOVEMBER 30, 1997

                                                                          1998                1997
                                                                    ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .....................................................   $ 89,241,450               558,776
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization, net ............................     (7,763,691)             (143,824)
  Equity in earnings of partnerships ............................    (29,190,882)             (779,758)
  Changes in assets and liabilities:
   Decrease in land held for development and sale ...............     72,240,180             1,229,125
   Increase in other assets .....................................     (5,876,994)           (4,229,306)
Increase in accounts payable and other liabilities ..............     18,590,441             3,610,303
   (Decrease) increase in due to affiliate ......................     (7,816,078)            8,924,270
                                                                    ------------            ----------
    Net cash provided by operating activities ...................    129,424,426             9,169,586
                                                                    ------------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of operating properties and equipment ................       (464,637)              (90,578)
 Investments in partnerships ....................................    (27,789,507)                   --
 Distributions from partnerships ................................     39,314,754             5,000,000
                                                                    ------------            ----------
    Net cash provided by investing activities ...................     11,060,610             4,909,422
                                                                    ------------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under revolving credit agreement ................      3,356,498             5,821,411
 Mortgage notes and other debts payable:
  Proceeds from borrowings ......................................      4,448,103           100,151,043
  Principal payments ............................................    (63,131,658)           (6,490,608)
Partnership formation--cash contributed by partners .............             --               757,015
Contributions received from partners ............................      8,900,000                    --
Distributions to partners .......................................    (84,000,000)         (109,000,000)
                                                                    ------------          ------------
    Net cash used in financing activities .......................   (130,427,057)           (8,761,139)
                                                                    ------------          ------------
Net increase in cash ............................................     10,057,979             5,317,869
Cash at beginning of period .....................................      5,317,869                    --
                                                                    ------------          ------------
Cash at end of period ...........................................   $ 15,375,848             5,317,869
                                                                    ============          ============
Supplemental disclosures of non-cash investing
  and financing activities:
 Partnership formation--assets contributed by partners ..........   $         --           375,751,013
 Partnership formation--liabilities assumed by partners .........   $         --            82,145,189
 Contribution of land to partnerships ...........................   $ 18,125,732                    --

                 See accompanying notes to consolidated financial statements.

                             LENNAR LAND PARTNERS

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                      FOR THE YEAR ENDED NOVEMBER 30, 1998
     AND THE PERIOD FROM INCEPTION (OCTOBER 31, 1997) TO NOVEMBER 30, 1997

                                              LENNAR LAND             LNR LAND
                                          PARTNERS SUB, INC.     PARTNERS SUB, INC.          TOTAL
                                         --------------------   --------------------   -----------------
Initial capitalization ...............      $ 146,802,912          $ 146,802,912        $  293,605,824
Distributions ........................        (54,500,000)           (54,500,000)         (109,000,000)
Net income ...........................            279,388                279,388               558,776
                                            -------------          -------------        --------------
Balance at November 30, 1997 .........         92,582,300             92,582,300           185,164,600
Contributions ........................          4,450,000              4,450,000             8,900,000
Distributions ........................        (42,000,000)           (42,000,000)          (84,000,000)
Net income ...........................         44,620,725             44,620,725            89,241,450
                                            -------------          -------------        --------------
Balance at November 30, 1998 .........      $  99,653,025          $  99,653,025        $  199,306,050
                                            =============          =============        ==============

          See accompanying notes to consolidated financial statements.

                             LENNAR LAND PARTNERS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          NOVEMBER 30, 1998 AND 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF ORGANIZATION AND OPERATIONS

     Lennar Land Partners (the "Partnership") is a Florida general partnership which was formed at the close of business on October 31, 1997 through the contribution of assets and related liabilities by Lennar Land Partners Sub, Inc., a wholly-owned subsidiary of Lennar Corporation ("Lennar"), and LNR Land Partners Sub, Inc., a wholly-owned subsidiary of LNR Property Corporation ("LNR"). All amounts were recorded by the Partnership at the carrying value of the partners. As defined in the Partnership Agreement, the managing general partner is Lennar Land Partners Sub, Inc., which holds a 50% ownership interest in the Partnership. The other general partner, LNR Land Partners Sub, Inc., holds the other 50% ownership interest.

     The Partnership is engaged in the acquisition, development and sale of land. Additionally, the Partnership owns and operates recreational facilities in several of the communities it develops. The Partnership also invests in partnerships (and similar entities) which acquire, develop and sell land and, in certain instances, also build and sell homes.

BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Lennar Land Partners, its wholly-owned subsidiaries and partnerships (and similar entities) in which a controlling interest is held. The Partnership's investments in partnerships (and similar entities) in which less than a controlling interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues from land sales are recognized when a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.

LAND HELD FOR DEVELOPMENT AND SALE

     The cost of land held for development and sale includes direct and indirect costs, capitalized interest and property taxes. The cost of land, major infrastructure, amenities and other common costs are apportioned among the parcels within a real estate community. Land is carried at cost, unless the land within a community is determined to be impaired, in which case the impaired land will be written down to fair value. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires long-lived assets be evaluated for impairment based on undiscounted future cash flows of the assets. Write-downs

                             LENNAR LAND PARTNERS

                          NOVEMBER 30, 1998 AND 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

of land deemed to be impaired will be recorded as adjustments to the cost basis of the respective land. As of November 30, 1998 and 1997, there were no assets considered impaired under the provisions of this statement.

INTEREST AND REAL ESTATE TAXES

     Interest and real estate taxes attributable to land and operating properties are capitalized and added to the cost of those properties as long as the properties are being actively developed. During 1998 and 1997, interest costs of $10,283,403 and $999,631, respectively, were incurred and capitalized.

OPERATING PROPERTIES AND EQUIPMENT

     Operating properties and equipment are recorded at cost. Depreciation is calculated to amortize the cost of depreciable assets over their estimated useful lives using the straight-line method. The estimated useful life for operating properties is 39 years and for equipment is 2 to 20 years.

NEGATIVE GOODWILL

     At the formation of the Partnership, certain assets and the related negative goodwill were contributed. The negative goodwill is being amortized over the life of the assets acquired that gave rise to the negative goodwill. A substantial portion of these assets was sold during 1998.

INCOME TAXES

     No provision for income taxes has been included in the consolidated financial statements for the Partnership since the payment of such taxes is the obligation of the partners.

RECLASSIFICATION

     Certain prior period amounts in the consolidated financial statements have been reclassified to conform with the 1998 presentation.

2.  LAND HELD FOR DEVELOPMENT AND SALE

     Land held for development and sale consists of individual lots and land parcels for sale to homebuilders, including Lennar. These properties are located in Florida, California, Texas and Arizona. Land parcels are in various stages of development as of November 30, 1998 and 1997.

                            LENNAR LAND PARTNERS

                          NOVEMBER 30, 1998 AND 1997

3. OPERATING PROPERTIES AND EQUIPMENT

     Operating properties and equipment at November 30, 1998 and 1997 consisted of the following:

                                                       1998             1997
                                                  --------------   -------------
   Community recreational facilities ..........    $ 14,805,335     14,102,562
   Sales center ...............................         726,526        726,526
                                                   ------------     ----------
      Total land and buildings ................      15,531,861     14,829,088
   Furniture, fixtures and equipment ..........       2,991,823      3,279,585
                                                   ------------     ----------
                                                     18,523,684     18,108,673
   Accumulated depreciation ...................      (1,112,319)       (93,860)
                                                   ------------     ----------
                                                   $ 17,411,365     18,014,813
                                                   ============     ==========

4. INVESTMENTS IN PARTNERSHIPS

     Summarized financial information on a combined 100% basis related to the Partnership's significant partnerships and similar entities accounted for by the equity method as of November 30, 1998 and 1997 and for the year ended November 30, 1998 and the period from inception (October 31, 1997) to November 30, 1997 was as follows:

                                                            1998             1997
                                                       --------------   --------------
   ASSETS:
    Cash ...........................................   $ 38,027,581        4,519,197
    Real estate inventories ........................    176,012,698      102,726,108
    Other assets ...................................      5,812,413        9,601,132
                                                       ------------      -----------
                                                       $219,852,692      116,846,437
                                                       ============      ===========
   LIABILITIES AND EQUITY:
    Accounts payable and other liabilities .........   $ 41,388,747       45,122,388
    Notes and mortgages payable ....................     71,842,534       36,565,082
    Equity of:
     The Partnership ...............................     53,790,256       17,486,948
     Others ........................................     52,831,155       17,672,019
                                                       ------------      -----------
                                                       $219,852,692      116,846,437
                                                       ============      ===========

                                                          1998           1997
                                                    ---------------   ----------
   Revenues .....................................    $206,294,488     5,082,352
   Costs and expenses ...........................     140,533,692     3,498,977
                                                     ------------     ---------
   Earnings of partnerships .....................    $ 65,760,796     1,583,375
                                                     ------------     ---------
   The Partnership's share of earnings ..........    $ 29,190,882     779,758
                                                     ============     =========

     At November 30, 1998 and 1997, the Partnership's equity interests in these partnerships ranged from 33% to 50%. These partnerships are primarily involved in the acquisition, development and sale of residential land. The Partnership shares in the profits and losses of these partnerships and, when appointed the manager of the partnerships, receives fees for the management of the assets. The

                              LENNAR LAND PARTNERS

                          NOVEMBER 30, 1998 AND 1997

4. INVESTMENTS IN PARTNERSHIPS--(CONTINUED)

outstanding debt of these partnerships is not guaranteed by the Partnership. However, Lennar and LNR guarantee some of the debt for certain partnerships (see Note 7).

5. ACCOUNTS PAYABLE AND OTHER LIABILITIES

     Accounts payable and other liabilities at November 30, 1998 and 1997 consisted of the following:

                                            1998           1997
                                       -------------   ------------
   Accounts payable ................   $ 7,916,424      5,336,308
   Land sales deposits .............    17,921,730      2,642,591
   Deferred income .................     3,235,288         30,671
   Accrued property taxes ..........     2,876,913        796,462
   Accrued loan costs ..............            --      3,479,178
   Other liabilities ...............     7,152,044      8,226,748
                                       -----------      ---------
                                       $39,102,399     20,511,958
                                       ===========     ==========

6. MORTGAGE NOTES AND OTHER DEBTS PAYABLE

     Mortgage notes and other debts payable at November 30, 1998 and 1997 consisted of the following:

                                                                            1998             1997
                                                                       --------------   -------------
   Term loan note with a floating interest rate (6.5% at
    November 30, 1998), secured by certain real estate,
    due in 2001 ....................................................    $68,013,342      99,262,000
   Mortgage notes on land, with interest rates ranging from 0% to
    6.5%, secured by certain real estate, due through 1999 .........     21,296,915      48,731,812
   Revolving credit note payable with a floating interest rate (6.5%
    at November 30, 1998), secured by certain real estate,
    due in 2001 ....................................................      9,177,909       5,821,411
                                                                        -----------      ----------
                                                                        $98,488,166     153,815,223
                                                                        ===========     ===========

     The Partnership has entered into two secured credit facilities (together the "Land Facilities") in the aggregate amount of $225,000,000 which may be used to refinance existing indebtedness, for working capital, for acquisitions, for interest payments and for general partnership purposes. One facility is structured as a $125,000,000 revolving credit facility (the "revolving credit note") which will mature in November 2001, subject to a one-year extension at the request of the Partnership and with the consent of the lenders. The second facility is a $100,000,000 secured term loan facility (the "term loan note") which amortizes in equal quarterly amounts of $7,000,000 that began during the fourth quarter of 1998 and matures in November 2001. Advances under the Land Facilities are limited by certain borrowing base calculations, and are secured by security interests in all real and personal property in the borrowing base. Both Lennar and LNR guarantee these obligations. The interest rate under the Land Facilities is the London Interbank Offered Rate (LIBOR) plus 90 basis points.

     The minimum aggregate principal maturities of mortgage notes and other debts payable subsequent to November 30, 1998 are as follows:
1999--$49,296,915; 2000--$28,000,000; and 2001--
$21,191,251.

                             LENNAR LAND PARTNERS

                          NOVEMBER 30, 1998 AND 1997

7. RELATED PARTY TRANSACTIONS

     Lennar is paid a monthly fee for managing the day-to-day operations of the Partnership. As manager, Lennar is also entitled to reimbursement for all out-of-pocket expenses directly incurred in its capacity as manager (the "Direct Expenses") including but not limited to costs and expenses of employees (salary, bonus and benefits), contractors, agents, professional fees, telephone, travel, productions and reproductions of documents and postage. In addition to the Direct Expenses, Lennar will share some of its employees, contractors, agents, facilities and equipment and other expenses with the Partnership (the "Indirect Expenses"). The reimbursement for the Indirect Expenses is $500,000 per month which is reflected as management fees paid to affiliate in the consolidated statements of operations. During 1998, the Partnership reimbursed Lennar $1,683,251 of Direct Expenses and $6,000,000 of Indirect Expenses. During 1997, the Partnership reimbursed Lennar $153,905 of Direct Expenses and $500,000 of Indirect Expenses.

     The Partnership, in the ordinary course of business, sells land to Lennar. During 1998, these land sales amounted to $90,716,843 in revenues and generated gains totaling $24,290,019. During 1997, these land sales amounted to $3,176,176 in revenues and generated gains totaling $628,566.

     At November 30, 1998, the partners guaranteed $85,191,251 of the Partnership's debt and $30,302,454 of the debt of one of the Partnership's partnerships. Lennar guarantees an additional $293,632 of the debt of one of the Partnership's partnerships. During 1998 and 1997, the Partnership paid Lennar guarantee fees totaling $632,004 and $64,896, respectively.

     Lennar funded the deficits of the community recreational facilities of the Partnership's non-master planned communities. During 1998 and 1997, the Partnership received deficit funding from Lennar of $1,144,890 and $115,993, respectively.

     At November 30, 1998 and 1997, the Partnership owed Lennar $1,108,192 and $8,924,270, respectively, for advances, Indirect Expenses and Direct Expenses.

8. COMMITMENTS AND CONTINGENT LIABILITIES

     The Partnership is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business.

     Through an arrangement with Lennar as managing partner, the Partnership is committed, under various letters of credits, to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under this arrangement totaled $46,300,000 at November 30, 1998.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Of LNR Property Corporation:

     We have audited the consolidated financial statements of LNR Property Corporation (the "Company") as of November 30, 1998 and 1997, and for each of the three years in the period ended November 30, 1998, and have issued our report thereon dated January 19, 1999 such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of LNR Property Corporation, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Miami, Florida
January 19, 1999

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996


                                                                 ADDITIONS
                                                     ----------------------------------
                                                                          CHARGED
                                                         CHARGED         (CREDITED)
                                         BEGINNING      TO COSTS          TO OTHER                               ENDING
DESCRIPTION                               BALANCE     AND EXPENSES        ACCOUNTS           (DEDUCTIONS)        BALANCE
-----------                            ------------- -------------- ------------------- --------------------- ------------
Year ended November 30, 1998

 Allowances deducted from assets to
  which they apply:
  Allowances for doubtful accounts and
    notes receivable .................  $   703,000       278,000               --              (864,000)         117,000
                                        ===========       =======               ==            ==========          =======
  Deferred income and unamortized
    discounts ........................  $ 6,706,000            --         (122,000)           (1,028,000)(A)    5,556,000
                                        ===========       =======         ========            ==========        =========
  Loan loss reserve ..................  $ 2,038,000       910,000               --                    --        2,948,000
                                        ===========       =======         ========            ==========        =========
Year ended November 30, 1997

 Allowances deducted from assets to
  which they apply:
  Allowances for doubtful accounts and
    notes receivable .................  $   938,000       467,000         (702,000)                   --          703,000
                                        ===========       =======         ========            ==========        =========
  Deferred income and unamortized
    discounts ........................  $10,851,000            --          235,000            (4,380,000)(C)    6,706,000
                                        ===========       =======         ========            ==========        =========
  Loan loss reserve ..................  $ 2,071,000            --               --               (33,000)       2,038,000
                                        ===========       =======         ========            ==========        =========
  Valuation allowance ................  $ 2,908,000            --               --            (2,908,000)(C)           --
                                        ===========       =======         ========            ==========        =========
Year ended November 30, 1996

 Allowances deducted from assets to
  which apply:
  Allowances for doubtful accounts and
    notes receivable .................  $   871,000       511,000               --              (444,000)         938,000
                                        ===========       =======         ========            ==========        =========
  Deferred income and unamortized
    discounts ........................  $13,112,000            --         (746,000)(B)        (1,515,000)(C)   10,851,000
                                        ===========       =======         ========            ==========       ==========
  Loan loss reserve ..................  $        --     1,869,000        1,396,000            (1,194,000)       2,071,000
                                        ===========     =========        =========            ==========       ==========
  Valuation allowance ................  $   340,000     2,711,000          580,000              (723,000)       2,908,000
                                        ===========     =========        =========            ==========       ==========

Notes:

(A) Includes amortization of discounts.

(B) Includes discounts on mortgages purchased.

(C) Includes transfers to Lennar Corporation of approximately $4.2 million and amortization of discount and other.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                                 SCHEDULE III

          SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION (D)(E)

                         YEAR ENDED NOVEMBER 30, 1998

                                                                              COST
                                                                          CAPITALIZED
                                             INITIAL COST                SUBSEQUENT TO
                                              TO COMPANY                  ACQUISITION
                                     ----------------------------- --------------------------
                                                     BUILDING AND     IMPROVE-     CARRYING
DESCRIPTION           ENCUMBRANCES        LAND       IMPROVEMENTS      MENTS         COSTS
-----------         ---------------- -------------- -------------- ------------- ------------
Rental office
 property -
 GA ............... $          --      5,237,000     20,020,000     14,758,000     944,000
Rental office
 property -
 CA ...............            --     26,670,000     37,499,000        414,000          --
Other
 miscellaneous
 properties
 which are
 individually
 less than 5%
 of total .........   333,493,000    131,715,000    303,701,000    203,396,000   2,394,000
                    -------------    -----------    -----------    -----------   ---------
                    $ 333,493,000    163,622,000    361,220,000    218,568,000   3,338,000
                    =============    ===========    ===========    ===========   =========
                                   GROSS AMOUNT
                                     AT WHICH                                         DATE OF
                                    CARRIED AT                     ACCUMULATED     COMPLETION OF     DATE
                                  CLOSE OF PERIOD                DEPRECIATION(B)    CONSTRUCTION   ACQUIRED
                    ------------------------------------------- ----------------- --------------- ---------
DESCRIPTION             LAND(A)     BUILDINGS(A)     TOTAL(C)
-----------         -------------- -------------- -------------
Rental office
 property -                                                                           Under
 GA ...............   5,237,000     35,722,000     40,959,000    1,145,000         Construction       1996
Rental office
 property -
 CA ...............  26,670,000     37,913,000     64,583,000      543,000           Various          1998
Other
 miscellaneous
 properties
 which are
 individually
 less than 5%
 of total ......... 145,456,000    495,750,000    641,206,000   38,255,000           Various       Various
                    -----------    -----------    -----------   ----------
                    177,363,000    569,385,000    746,748,000   39,943,000
                    ===========    ===========    ===========   ==========

Notes:

(A) Includes related improvements and capitalized carrying costs.

(B) Depreciation is calculated using the straight-line method over the estimated useful lives which vary from 15 to 30 years.

(C) The aggregate cost of the listed property for federal income tax purposes was $613,788,000 at November 30, 1998.

(D) The listed real estate includes operating properties completed or under construction.

(E) Reference is made to Notes 1, 6 and 8 of the consolidated financial statements.

(F) The changes in the total cost of investment properties and accumulated depreciation for the three years ended November 30, 1998 are as follows (in thousands):

                                                                        1998         1997         1996
                                                                    ------------ ------------ -----------
      Cost:
       Balance at beginning of year ...............................  $ 257,376      234,010     304,833
       Additions, at cost .........................................    501,075       86,921      34,410
       Cost of real estate sold ...................................    (27,187)     (55,381)     (9,051)
       Transfers ..................................................     15,484        1,826       3,818
                                                                     ---------      -------     -------
        Balance at end of year ....................................  $ 746,748      257,376     234,010
                                                                     =========      =======     =======
      Accumulated depreciation:
       Balance at beginning of year ...............................  $  31,904       31,971      28,686
       Depreciation and amortization charged against earnings .....     12,283        5,195       5,170
       Depreciation on real estate sold ...........................     (4,244)      (5,262)     (1,885)
                                                                     ---------      -------     -------
        Balance at end of year ....................................  $  39,943       31,904      31,971
                                                                     =========      =======     =======

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                                  SCHEDULE IV

                         MORTGAGE LOANS ON REAL ESTATE

                               NOVEMBER 30, 1998

                                                              FINAL         PERIODIC
                                              INTEREST       MATURITY       PAYMENT
DESCRIPTION                                     RATE           DATE          TERMS
-----------                              ----------------- ----------- -----------------
First mortgage notes secured real estate
 and other:
 Convention center - NV ................    Libor +300        2000     Interest Only
 Office building - CA ..................         7.81%        2003     Varying Payment
 Retail center - TX ....................        10.00%        1999     Varying Payment
 Other .................................      6%-11.75%    1999-2012   Various

Second mortgage notes secured by real
 estate:
 Residential Development - CA ..........        12.00%        2001     Varying Payment
 Industrial Development - CA ...........        25.00%        1999     Varying Payment
 Residential Development - NV ..........        20.00%        1999     Varying Payment
 Residential Development - CA ..........        12.00%        2000     Varying Payment
 Other .................................  10.00%-20.00%    1999-2001   Various

                                                                                   PRINCIPAL
                                                                                    AMOUNT
                                                                                   OF LOANS
                                                                                  SUBJECT TO
                                                                    CARRYING      DELINQUENT
                                                       FACE        AMOUNT OF       PRINCIPAL
                                          PRIOR     AMOUNT OF      MORTGAGES          OR
DESCRIPTION                               LIENS     MORTGAGES        (A)(B)        INTEREST
-----------                              ------- --------------- ------------- ----------------
First mortgage notes secured real estate
 and other:
 Convention center - NV ................          $  45,000,000    45,000,000
 Office building - CA ..................             16,645,000    12,640,000
 Retail center - TX ....................              3,704,000     3,355,000        3,704,000(C)
 Other .................................              8,843,000     7,641,000
                                                  -------------    ----------
                                                     74,192,000    68,636,000        3,704,000
Second mortgage notes secured by real
 estate:
 Residential Development - CA ..........              7,402,000     7,402,000
 Industrial Development - CA ...........              6,288,000     6,288,000
 Residential Development - NV ..........              5,711,000     5,711,000
 Residential Development - CA ..........              5,439,000     5,439,000
 Other .................................              7,327,000     7,327,000
                                                  -------------    ----------
                                                     32,167,000    32,167,000
                                                  -------------    ----------
                                                    106,359,000   100,803,000
  Loan Loss Reserve ....................                           (2,948,000)
                                                                  -----------
                                                  $ 106,359,000    97,855,000        3,704,000
                                                  =============   ===========   ==============

Notes:

(A) For Federal income tax purposes, the aggregate basis of the listed mortgages was $102,000,000 at November 30, 1998.

(B) Carrying amounts are net of unamortized discounts.

(C) Loan is in the process of being renegotiated and the expected loss, which is only a portion of the loan, has been reserved.

(D) The changes in the carrying amounts of mortgages for the years ended November 30, 1998, 1997 and 1996 are as follows:

                                                     1998             1997            1996
                                              ----------------- --------------- ---------------
       Balance at beginning of year .........  $   86,849,000    $  64,441,000   $  53,551,000
       Additions (deductions):
        New mortgage loans, net .............     137,242,000       67,319,000      77,369,000
        Collections of principal ............    (126,432,000)     (20,085,000)    (53,347,000)
        Transfers to Lennar Corporation .....               0      (24,918,000)     (7,063,000)
        Amortization of discount ............       1,106,000           92,000         488,000
        Deferred income recognized ..........               0                0               0
        Other ...............................        (910,000)               0      (6,557,000)
                                               --------------    -------------   -------------
       Balance at end of year ...............  $   97,855,000    $  86,849,000   $  64,441,000
                                               ==============    =============   =============

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                         DESCRIPTION
  -------                                        -----------
    10.12    Credit Agreement dated as of May 15, 1998, between LNR Florida Funding, Inc., and
             German American Capital Corporation.

    11.1     Statement Regarding Computation of Earnings Per Share.

    13.1     Pages 16 through 43 of the 1998 Annual Report to Stockholders.

    21.1     List of subsidiaries.

    27.1     Financial Data Schedule.