Form 10-Q
period 1999-02-28
LNR PROPERTY CORP
filed 1999-04-14
CIK 1043044

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      YES X   NO ___

Common shares outstanding as of the end of the current fiscal quarter:

         Common            25,586,293
         Class B Common    10,070,033

================================================================================

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                        February 28,       November 30,
                                                                                1999               1998
                                                                               ---------------   ----------------

                                            ASSETS

Cash and cash equivalents                                                      $          16,948             28,417
Restricted cash                                                                           71,183             56,264
Investment securities                                                                    486,859            434,157
Mortgage loans, net                                                                       98,178             97,855
Operating properties and equipment, net                                                  713,589            712,419
Land held for investment                                                                 174,255            140,048
Investments in and advances to partnerships                                              185,177            194,490
Other assets                                                                              93,046             80,155
                                                                               -----------------   ----------------
          Total assets                                                         $       1,839,235          1,743,805
                                                                               =================   ================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
      Accounts payable and other liabilities                                   $          98,796             73,067
      Mortgage notes and other debts payable                                           1,061,244          1,017,199
                                                                               -----------------   ----------------
          Total liabilities                                                            1,160,040          1,090,266
                                                                               -----------------   ----------------
Minority interests                                                                        34,113             34,560
                                                                               -----------------   ----------------


Stockholders' equity
      Common stock, $.10 par value, 150,000 shares authorized,
      25,586 shares issued and outstanding                                                 2,558              2,485
      Class B common stock, $.10 par value, 40,000 shares
      authorized, 10,070 shares issued  and outstanding                                    1,007              1,075
      Additional paid-in capital                                                         536,269            536,259
      Retained earnings                                                                   91,422             71,452
      Accumulated other comprehensive earnings                                            13,826              7,708
                                                                               -----------------   ----------------
          Total stockholders' equity                                                     645,082            618,979
                                                                               -----------------   ----------------

          Total liabilities and stockholders' equity                           $       1,839,235          1,743,805
                                                                               =================   ================


See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                                                (UNAUDITED)
                                                                            Three Months Ended
                                                                                February 28,
                                                                           -----------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                      1999        1998
                                                                           ----------- -----------
Revenues
    Rental income                                                       $    22,410      14,594
    Equity in earnings of partnerships                                       14,747       9,740
    Interest income                                                          23,519      16,940
    Gains on sales of:
      Real estate                                                            12,638       6,526
      Investment securities                                                       -       1,386
    Management and servicing fees                                             2,755       2,094
    Other, net                                                                  123         558
                                                                         ----------- -----------
              Total revenues                                                 76,192      51,838
                                                                         ----------- -----------
Costs and expenses
    Cost of rental operations                                                13,021       9,111
    General and administrative                                                9,996       6,053
    Depreciation                                                              5,944       1,837
       Minority interests                                                       564         533
                                                                         ----------- -----------
        Total costs and expenses                                             29,525      17,534
                                                                         ----------- -----------
Operating earnings                                                           46,667      34,304
Interest expense                                                             19,475       7,058
                                                                         ----------- -----------

Earnings before income taxes                                                 27,192      27,246
                                                                         ----------- -----------
Income taxes                                                                  6,789      10,626
                                                                         ----------- -----------
Net earnings                                                            $    20,403      16,620
                                                                         =========== ===========

Weighted average shares outstanding:
   Basic                                                                     35,636      36,129
                                                                         =========== ===========
   Diluted                                                                   36,036      36,269
                                                                         =========== ===========
Net earnings per share:
   Basic                                                                $      0.57        0.46
                                                                         =========== ===========
   Diluted                                                              $      0.57        0.46
                                                                         =========== ===========


See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

                                                                                         (UNAUDITED)
                                                                                      Three Months Ended
                                                                                         February 28,
                                                                                   -----------------------
(IN THOUSANDS)                                                                          1999        1998
                                                                                   ----------- -----------
Net earnings                                                                     $     20,403      16,620
Other comprehensive earnings, net of tax:
Unrealized gain on available-for-sale securities, net and other                         5,562         934
                                                                                   ----------- -----------
Comprehensive earnings                                                           $     25,965      17,554
                                                                                   =========== ===========


See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                      (UNAUDITED)
                                                                                  Three Months Ended
                                                                                      February 28,
                                                                                --------------------------
(IN THOUSANDS)                                                                    1999          1998
                                                                                -----------   ------------
Cash flows from operating activities:
      Net earnings                                                            $    20,403         16,620
      Adjustments to reconcile net earnings to net cash (used in)
      provided by operating activities:
          Depreciation                                                              5,944          1,837
          Minority interests                                                          564            533
          Amortization of discount on mortgage loans and CMBS                      (3,673)        (1,705)
          Gains on sales of real estate                                           (12,638)        (6,526)
          Equity in earnings of partnerships                                      (14,747)        (9,740)
          Gain on sales of investment securities                                        -         (1,386)
          Changes in assets and liabilities:
              (Increase) decrease in restricted cash                              (15,009)         8,334
              Increase in other assets and deferred taxes                          (7,389)        (4,007)
              Increase in mortgage loans held for sale                             (3,410)        (2,505)
              Increase in accounts payable and accrued liabilities                 28,308         12,517
                                                                                -----------   ------------
                     Net cash (used in) provided by operating activities           (1,647)        13,972
                                                                                -----------   ------------
Cash flows from investing activities:
      Operating properties and equipment
         Additions                                                                (88,112)       (57,548)
         Sales                                                                      6,267          6,923
      Land held for investment
         Additions                                                                 (2,867)        (2,290)
         Sales                                                                      7,419          5,915
      Investments in and advances to partnerships                                  (6,461)       (18,002)
      Distributions from partnerships                                              25,464          4,745
      Proceeds from mortgage loans held for investment                              3,259            114
      Purchase of investment securities                                           (29,760)        (8,381)
      Proceeds from investment securities                                           5,543          1,909
      Interest received on CMBS in excess of income recognized                      4,019          3,012
      Syndication of AHG properties                                                30,732              -
                                                                                -----------   ------------
                     Net cash used in investing activities                        (44,497)       (63,603)
                                                                                -----------   ------------
Cash flows from financing activities:
      Proceeds from stock option exercises                                             15              -
      Payment of dividends                                                           (433)          (438)
      Net (payments) borrowings under repurchase agreements and revolving
      credit lines                                                               (170,294)        37,194
      Mortgage notes and other debts payable:
        Proceeds from borrowings                                                  221,756          6,592
        Principal payments                                                        (16,369)          (764)
      Payments to Lennar Corporation                                                    -        (12,526)
                                                                                -----------   ------------
                    Net cash provided by financing activities                      34,675         30,058
                                                                                -----------   ------------
      Net decrease in cash and cash equivalents                                   (11,469)       (19,573)
      Cash and cash equivalents at beginning of period                             28,417         34,059
                                                                                ===========   ============
      Cash and cash equivalents at end of period                              $    16,948         14,486
                                                                                ===========   ============
                                                                                                                       (Continued)


                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                                        (UNAUDITED)
                                                                                                    Three Months Ended
                                                                                                        February 28,
                                                                                                  --------------------------
(IN THOUSANDS)                                                                                       1999          1998
                                                                                                  ------------  ------------
      Supplemental disclosure of non-cash investing and financing activities:
        Purchases of investment securities financed by repurchase agreements                    $     30,828         8,050

      Supplemental disclosure of non-cash transfers:
        Transfer of land held for investment to operating properties                            $     37,822         2,759


      Syndication of AHG properties:

         Proceeds from sale of partnerships interests                                           $     30,732             -
         Basis in partnership interests                                                              (22,505)            -
                                                                                                  ------------  ------------
         Net gain reflected in gains on sales of real estate                                    $      8,227             -
                                                                                                  ============  ============


See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated condensed financial statements include the accounts of LNR Property Corporation and its subsidiaries (the "Company"). The assets, liabilities and results of operations of entities (both corporations and partnerships) in which the Company has a controlling interest have been consolidated. The ownership interests of noncontrolling owners in such entities are reflected as minority interests. The Company's investments in partnerships (and similar entities) in which less than a controlling interest is held are accounted for by the equity method (when significant influence can be exerted by the Company), or the cost method. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 1998 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made.

2.       EARNINGS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" beginning in the first quarter of 1998. The statement requires that earnings per share be calculated and presented on a basic and diluted basis.

Basic net earnings per share is computed by dividing the Company's net earnings by the weighted average number of shares outstanding during the period. Diluted net earnings per share is computed by dividing the Company's net earnings by the weighted average number of shares outstanding and the dilutive impact of common stock equivalents, primarily stock options, during the period. The dilutive impact of common stock equivalents is determined by applying the treasury stock method.

3.       COMPREHENSIVE EARNINGS

Effective December 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive earnings and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive earnings be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive earnings for the Company includes unrealized gains on available-for-sale securities and the change in cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the Company's foreign investments reported in stockholders' equity. Comprehensive earnings are presented in the Company's consolidated condensed financial statements net of taxes.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


4.        RECLASSIFICATIONS

Certain reclassifications have been made to the prior year consolidated condensed financial statements to conform to the current year presentation.

5.       ACQUISITION

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

On May 1, the Company completed the purchase of certain interests representing 36 of the properties. In June and September 1998, the Company completed the purchase of the remaining four and two properties, respectively. The aggregate amount of consideration was $81 million, plus the assumption of approximately $45 million of future equity commitments, and was financed primarily using the Company's unsecured revolving credit facility. The acquisition has been accounted for under the purchase method of accounting and the cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. There was no goodwill associated with the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS INFORMATION WHICH CONSTITUTES FORWARD LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD LOOKING STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE, (i) CHANGES IN INTEREST RATES, (ii) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH THE COMPANY OWNS PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY THE COMPANY ARE LOCATED, (iii) INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, AND (iv) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 1998, FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

1.  RESULTS OF OPERATIONS

OVERVIEW

LNR Property Corporation (the "Company") is engaged primarily in (i) acquiring, developing, managing and repositioning commercial and multi-family residential real estate properties and loans, (ii) acquiring (often in partnership with financial institutions or real estate funds) and managing portfolios of real estate assets, (iii) investing in unrated and non-investment grade rated commercial mortgage-backed securities ("CMBS") as to which the Company has the right to be special servicer, and (iv) making high yielding real estate related loans and equity investments. For the following discussion, these businesses are grouped as follows: (a) real estate operations, (b) CMBS and loans and (c) partnerships and joint ventures.

The following is a summary of the Company's actual results of operations for the three months ended February 28, 1999 and 1998 after allocating among the core business lines certain non-corporate general and administrative expenses:


                                                                  Three Months Ended
                                                                     February 28,
                                                           ---------------------------------
(IN THOUSANDS)                                                  1999               1998
                                                           ---------------   ---------------
Revenues
   Real estate operations                                 $    35,048             21,120
   CMBS and loans                                              24,612             19,338
   Partnerships and joint ventures                             16,409             10,822
   Corporate and other                                            123                558
                                                           -----------       ------------
Total revenues                                                 76,192             51,838
                                                           -----------       ------------
Operating expenses
   Real estate operations                                      22,226             12,381
   CMBS and loans                                               2,199              1,659
   Partnerships and joint ventures                              1,545              1,175
   Corporate and other                                          3,555              2,319
                                                           -----------       ------------
Total operating expenses                                       29,525             17,534
                                                           -----------       ------------
Operating earnings
   Real estate operations                                      12,822              8,739
   CMBS and loans                                              22,413             17,679
   Partnerships and joint ventures                             14,864              9,647
   Corporate and other                                         (3,432)            (1,761)
                                                           -----------       ------------
Total operating earnings                                       46,667             34,304
Interest expense                                               19,475              7,058
Income tax expense                                              6,789             10,626
                                                           -----------       ------------
Net earnings                                             $     20,403             16,620
                                                           ===========       ============


THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998

Net earnings for the three month period ended February 28, 1999 were $20.4 million, up 23% from net earnings of $16.6 million for the same period in 1998. The increase in earnings resulted primarily from (i) greater interest income from investment securities, (ii) greater gains on sales of real estate, (iii) greater earnings from the Company's investments in partnerships and (iv) a lower effective tax rate due to the Affordable Housing Group ("AHG") acquisition. These increases were partially offset by an increase in interest expense due to increased borrowing levels to finance purchases of real estate, CMBS and the AHG acquisition.

 REAL ESTATE OPERATIONS

                                                            Three Months Ended
                                                               February 28,
                                                     ---------------------------------
(IN THOUSANDS)                                              1999              1998
                                                     -----------------    ------------
Rental income                                        $       22,410          14,594
Gains on sales of real estate                                12,638           6,526
                                                         -----------      ----------
   Total revenues                                            35,048          21,120
                                                         -----------      ----------
Cost of rental operations                                    13,021           9,111
Other operating expenses                                      3,261           1,433
Depreciation                                                  5,944           1,837
                                                         -----------      ----------
   Total operating expenses                                  22,226          12,381
                                                         -----------      ----------
   Operating earnings                                $       12,822           8,739
                                                         ===========      ==========


Total revenues from real estate operations include rental income from operating properties plus gains on sales of those properties. Operating expenses include the direct costs of operating these properties, the related depreciation and the overhead associated with managing the properties.

THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998

Overall, operating earnings from real estate properties increased to $12.8 million for the three month period ended February 28, 1999 from $8.7 million for the same period in 1998. Earnings were higher primarily due to increased net operating income from stabilized operating properties and higher gains on sales of real estate offset to some degree by higher depreciation expense primarily from AHG and the Company's growing real estate portfolio.

Total rental income increased to $22.4 million for the quarter ended February 28, 1999 from $14.6 million for the same period in 1998. Cost of rental operations increased to $13.0 million for the quarter ended February 28, 1999 from $9.1 million for the same period in 1998. These increases were primarily due to acquired, developed or repositioned properties coming on line and the AHG acquisition.

Net rental income increased by $3.9 million, or 71% over the prior year, of which 38% was due to net rental income increases from stabilized market rate properties and the rest from the AHG acquisition.

Although the Company sold real estate with carrying values of $55 million during the three month period ended February 28, 1999, the total book value of operating properties and equipment and land held for investment increased by approximately $35 million. This increase is primarily due to approximately $73 million of funding for properties under development or repositioning, approximately $17 million in acquisitions, offset by the $55 million of sales. Included in sales of real estate is the syndication of limited partnership interests in certain AHG communities. The Company's strategy is to generate enough tax credits and other non-cash expenses to reduce its tax liability and to create excess credits which can be sold to third parties. The Company realized over $8 million in gains from this transaction in the first quarter of 1999.

As of February 28, 1999, approximately 58% of the Company's operating property portfolio, based on book value, had not yet reached stabilized occupancy; hence the anticipated improvements in their operating earnings will not be recognized until future periods.

Other operating expenses, which represent an allocation of salary, professional and other administrative expenses, increased to $3.3 million for the three month period ended February 28, 1999 from $1.4 million for the same period in 1998, primarily due to increases in personnel and administrative costs associated with increasing the real estate portfolio, which grew 144% since February 28, 1998.

Depreciation expense increased to $5.9 million for the three months ended February 28, 1999 from $1.8 million for the same period in 1998, an increase of $4.1 million, approximately 54% of which relates to the AHG properties.

Pre-tax operating margins for properties, such as the AHG properties, that qualify for Low-Income Housing Tax Credits are generally lower than for market rate rentals. However, the Company receives its desired yield from these investments after adding in the impact of lower income taxes as a result of the tax credits and other related tax deductions.

CMBS AND LOANS


                                                                  Three Months Ended
                                                                      February 28,
                                                               --------------------------
(IN THOUSANDS)                                                     1999           1998
                                                               ------------    ----------
Interest income - CMBS                                     $       18,398        11,947
Interest income - loans                                             3,281         2,841
Interest income - other                                             1,840         2,152
Gains on sales of investment securities                                 -         1,386
Servicing fees                                                      1,093         1,012
                                                              ------------    ----------
     Total revenues                                                24,612        19,338
Operating expenses                                                  2,199         1,659
                                                              ------------    ----------
     Operating earnings                                    $       22,413        17,679
                                                              ============    ==========


Revenues from CMBS and loans include interest income, gains on sales of these assets and fees from acting as special servicer for CMBS transactions. Related operating expenses include the direct costs of investing in and originating CMBS and loans and servicing the CMBS portfolio.

THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998

Overall, operating earnings from CMBS and loans increased to $22.4 million for the three month period ended February 28, 1999, from $17.7 million for the same period in 1998. Earnings were higher largely due to the growth of the Company's CMBS and loan portfolios and the greater recognition of earnings due to actual CMBS performance exceeding original expectations. The Company's CMBS portfolio grew to $486.9 million at February 28, 1999 from $434.2 million at November 30, 1998. During the three month period ended February 28, 1999, the Company purchased $147.9 million face amount of securities for approximately $60.6 million.

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

Interest income from mortgage loans increased slightly over the prior year quarter to $3.3 million during the three month period ended February 28, 1999, due to an increase in the average mortgage loan balance at February 28, 1999 versus February 28, 1998.

Other interest income decreased during the three month period ended February 28, 1999 as the first quarter of 1998 included interest earned from temporary investments made with cash received from Lennar in connection with the spin-off.

Operating expenses increased to $2.2 million during the three month period ended February 28, 1999 from $1.7 million for the same period in 1998, primarily due to increases in personnel and out-of-pocket expenses related to the growth of the CMBS business.

PARTNERSHIPS AND JOINT VENTURES


                                                       Three Months Ended
                                                           February 28,
                                                  ------------------------------
(IN THOUSANDS)                                        1999             1998
                                                  -------------    -------------
Equity in earnings of partnerships
   Portfolios                                     $      7,888            4,561
   Lennar Land Partners                                  6,593            5,431
   Other                                                   266             (252)
Management fees                                          1,662            1,082
                                                  -------------    -------------
   Total revenues                                       16,409           10,822

Operating expenses                                       1,545            1,175
                                                  -------------    -------------
   Operating earnings                          $        14,864            9,647
                                                  =============    =============


THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998

Operating earnings from partnerships and joint ventures increased to $14.9 million for the three month period ended February 28, 1999 from $9.6 million for the same period in 1998. The increase was primarily due to sales transactions from the older partnerships and increased earnings from Lennar Land Partners ("LLP"). LLP continues to be a major contributor to partnerships and joint venture results, providing approximately $6.6 million to operating earnings during the first quarter of 1999. The Company expects LLP to continue to provide recurring earnings at least over the next several years, although the level of LLP's earnings will be dependent upon general and regional economic conditions and housing starts. The Company's investments in the older partnerships were made between 1992 and 1996 when the partnerships acquired large portfolios of distressed U.S. real estate assets. Earnings from these partnerships were higher during the first quarter ended February 28, 1999 compared with the same period in 1998 due to greater earnings from sales of assets in the underlying partnerships.

Partnership distributions received by the Company during the three month period ended February 28, 1999 were $25.5 million in comparison with $4.7 million for the same period in 1998. For the three month period ended February 28, 1999 distributions were $10.8 million greater than the Company's actual equity in earnings of the partnerships of $14.7 million, primarily due to $9.3 million in distributions from the Company's Japan partnerships.

The Company's overall investments in and advances to partnerships decreased to $185.2 million at February 28, 1999 from $194.5 million at November 30, 1998. This was primarily due to $10.8 million of distributions in excess of equity in earnings.

Management fees increased to $1.7 million for the three month period ended February 28, 1999, from $1.1 million for the same period in 1998 due to increased disposition fees on increased asset sales.

Operating expenses increased to $1.5 million during the first quarter of 1999 from $1.2 million for the same period in 1998, primarily due to general and administrative expenses to support the Japan operations.

CORPORATE, OTHER, INTEREST, AND INCOME TAX EXPENSES

THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1998

Corporate and other operating expenses increased to $3.4 million for the three month period ended February 28, 1999, from $1.8 million for the same period in 1998, primarily due to overall company growth.

Interest expense increased to $19.5 million for the three month period ended February 28, 1999 from $7.1 million for the same period in 1998. This increase was directly attributable to the Company's mortgage notes and other debts payable increasing to $1,061.2 million at February 28, 1999 from $429.7 million at February 28, 1998, as described in further detail below under "Liquidity and Financial Resources."

Income tax expense decreased to $6.8 million for the three months ended February 28, 1999 from $10.6 million for the same period in 1998 primarily as a result of the AHG tax credits. These credits allowed the Company's effective tax rate to be reduced to 25% for the three month period ended February 28, 1999 compared to 39% for the same period in 1998.

2.  LIQUIDITY AND FINANCIAL RESOURCES

The Company used $1.6 million of cash for operating activities during the three months ended February 28, 1999 compared with $14.0 million of cash provided by those activities for the same period in 1998. Decreased cash flow from operating activities during 1999 is primarily due to an increase in restricted cash of $23.3 million and an increase in other assets and deferred taxes of $3.4 million offset by an increase in accounts payable and accrued liabilities of $15.8 million.

The Company used $44.5 million of cash in investing activities during the three months ended February 28, 1999 compared with $63.6 million for the same period in 1998. Although the Company increased its investments in operating properties by $30.6 million and increased its investments in CMBS by $21.4 million, these increases were offset by $20.7 million more in cash distributions from partnerships, $11.5 million fewer dollars invested in partnerships and $30.7 million in proceeds from the syndication of the AHG properties.

Financing activities provided $34.7 million of cash during the three months ended February 28, 1999 compared with $30.1 million for the same period in 1998. The increase was primarily due to increased borrowings under mortgage notes and other debts payable, which were utilized to fund the purchase of assets described above.

During the first quarter of 1999, the Company issued $100 million of long-term fixed-rate unsecured senior subordinated notes. The notes bear interest at a fixed rate of 10.5% and have a 10-year term. The Company used the proceeds from the issuance to pay down short-term floating rate debt and for general corporate purposes.

The Company has financed some of its purchases of CMBS under reverse repurchase lines ("repos"). At February 28, 1999, the Company had two such repo facilities, which finance selected CMBS, of which $184 million was outstanding. One facility, with an outstanding balance of $39 million as of February 28, 1999, is expected to be repaid in full on its maturity date of April 20, 1999. The second facility, which has an outstanding balance of $145 million at February 28, 1999, was reduced to $106 million on March 31, 1999 and is required to be reduced to $72 million in September 1999 and paid in full in December 1999, unless otherwise extended.

The Company has been replacing some of the availability under these existing repo lines and expects to continue this process throughout 1999. If the Company is not able to fully replace these repos, it expects to repay them using availability under other existing credit facilities, cash flow generated from operations or asset sales. These repo financings comprise only 9% of the Company's total book capitalization and, since they are scheduled to be reduced even further during the year, the Company does not expect them to have a significant impact on future liquidity. However, as they are reduced or replaced, borrowing costs may be higher and other terms may not be as favorable. The repo agreements contain provisions which may require the Company to repay amounts prior to the scheduled maturity dates if the market value of the bonds which collateralize them declines significantly.

A significant portion of the Company's existing indebtedness bears interest at variable rates. However, most of the Company's investments generate interest or rental income at essentially fixed rates. Therefore, a material increase in interest rates could potentially increase the Company's interest expense.

At February 28, 1999, the Company had scheduled maturities on existing debt of $213.3 million in 1999, of which $111.1 million represents the two repo lines described above, $39 million of which was repaid on March 31, 1999. The Company's ability to make scheduled debt payments of principal or interest on, or to refinance, this indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors beyond the Company's control. The Company believes its availability under existing credit facilities, operating cash flow, unencumbered assets, and its ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet its working capital requirements, debt service and maturities, and short- and long-term needs based upon currently anticipated levels of growth.

YEAR 2000

The Year 2000 ("Y2K") issue results from computer programs having been written with date fields using two digits, instead of four. Consequently, on January 1, 2000 many programs may recognize the "00" as 1900, which could cause system failures and miscalculations.

As part of the spin-off of the Company from Lennar, the Company was required to segregate its financial systems within an agreed-upon time period. The primary financial systems are in the process of being replaced and the new systems are expected to be functional by the third quarter of 1999. These systems are warranted to be Y2K compliant. The cost of replacing the primary financial systems are estimated to be approximately $4 million, with almost all of that cost capitalizable. As of February 28, 1999, the Company had incurred $2.4 million of these costs with $2.1 million capitalized. The costs to complete are expected to be incurred and capitalized during the remainder of 1999.

Additionally, the Company uses non-financial systems that are integral to the operation of the buildings the Company owns and include systems for elevators, heating/air conditioning and security, among others. Certain of the operating properties are older, have multiple systems requiring update or may require an overhaul of their systems. The Company currently estimates that less than one quarter of the existing operating properties will require at least a moderate amount of remedial action. An inability to adequately address Y2K problems in advance is not expected to seriously impact the Company's business if such problems are corrected shortly after January 1, 2000. However, any longer term inability to correct the problems could result in the non-payment of rent or damage claims by lessees. The cost of upgrading the current systems is not expected to be material.

The Company is also in process of assessing the Y2K readiness of key vendors, subcontractors and business partners to determine whether key processes and business activities will be interrupted. A failure of the Company's vendors, subcontractors or business partners to adequately address their Y2K readiness could negatively affect the Company's business and profitability.

Based on efforts to date, the Company believes that the systems which are critical to its business will remain up and running after January 1, 2000. During 1999, the Company will continue to work with key vendors, subcontractors and business partners to ensure that Y2K readiness is achieved.

The nature and scope of the Company's efforts to address the Y2K issue will be subject to changes and modifications as circumstances warrant. The estimates of costs and identification of potential issues involve both projections based on known facts and subjective determinations of future conditions and may change as the Year 2000 approaches.

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

                      27.1 Financial Data Schedule

(b)      Reports on Form 8-K:
                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

             SIGNATURE AND TITLE                                     DATE

/S/    SHELLY RUBIN                                               April 14, 1999
--------------------
Shelly Rubin
Chief Financial Officer (Principal
Financial Officer)

                                  EXHIBIT INDEX

Exhibit

NUMBER                     DESCRIPTION

27.1             Financial Data Schedule.