Form 10-Q
period 1999-05-31
LNR PROPERTY CORP
filed 1999-07-15
CIK 1043044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1999

                         Commission file number 1-13223

                            LNR PROPERTY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    65-0777234
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                760 NORTHWEST 107TH AVENUE, MIAMI, FLORIDA 33172
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Common shares outstanding as of the end of the current fiscal quarter:

         Common            25,624,803
         Class B Common    10,069,033

================================================================================

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                              (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNT)                                                          MAY 31,      NOVEMBER 30,
                                                                                                  1999            1998
                                                                                              -----------     ------------
                             ASSETS

Cash and cash equivalents                                                                      $   11,022         28,417
Restricted cash                                                                                    92,164         56,264
Investment securities                                                                             512,702        434,157
Mortgage loans, net                                                                                93,596         97,855
Operating properties and equipment, net                                                           756,326        712,419
Land held for investment                                                                          159,777        140,048
Investments in and advances to partnerships                                                       256,072        194,490
Other assets                                                                                      105,365         80,155
                                                                                               ----------     ----------
          Total assets                                                                         $1,987,024      1,743,805
                                                                                               ==========     ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

      Accounts payable and other liabilities                                                   $  109,139         73,067
      Mortgage notes and other debts payable                                                    1,160,614      1,017,199
                                                                                               ----------     ----------
          Total liabilities                                                                     1,269,753      1,090,266
                                                                                               ----------     ----------

Minority interests                                                                                 38,729         34,560
                                                                                               ----------     ----------
Stockholders' equity

      Common stock, $.10 par value, 150,000 shares authorized, 25,625 shares issued and
      outstanding                                                                                   2,562          2,485
      Class B common stock, $.10 par value, 40,000 shares authorized, 10,069 shares issued
      and outstanding                                                                               1,007          1,075
      Additional paid-in capital                                                                  536,558        536,259
      Retained earnings                                                                           123,676         71,452
      Accumulated other comprehensive earnings                                                     14,739          7,708
                                                                                               ----------     ----------
          Total stockholders' equity                                                              678,542        618,979
                                                                                               ----------     ----------

          Total liabilities and stockholders' equity                                           $1,987,024      1,743,805
                                                                                               ==========     ==========

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                                               (UNAUDITED)               (UNAUDITED)
                                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                 MAY 31,                   MAY 31,
                                                                         ------------------------- -------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                    1999         1998         1999         1998
                                                                         ------------ ------------ ------------ -----------
Revenues
      Rental income                                                      $    23,329       15,270       45,739       29,864
      Equity in earnings of partnerships                                      16,985       14,229       31,732       23,969
      Interest income                                                         24,867       17,819       48,386       34,759
      Gains on sales of:
             Real estate                                                      27,593        5,535       40,231       12,061
             Investment securities                                                 -            -            -        1,386
      Management and servicing fees                                            4,948        1,927        7,703        4,021
      Other, net                                                                 165          121          288          679
                                                                         ------------ ------------ ------------ -----------
                Total revenues                                                97,887       54,901      174,079      106,739
                                                                         ------------ ------------ ------------ -----------

Costs and expenses

      Cost of rental operations                                               13,371        9,709       26,392       18,820
      General and administrative                                              11,535        6,621       21,531       12,674
      Depreciation                                                             6,481        2,226       12,425        4,063
      Minority interests                                                         589          561        1,153        1,094
                                                                         ------------ ------------ ------------ -----------
          Total costs and expenses                                            31,976       19,117       61,501       36,651
                                                                         ------------ ------------ ------------ -----------

Operating earnings                                                            65,911       35,784      112,578       70,088
Interest expense                                                              20,382        9,925       39,857       16,983
                                                                         ------------ ------------ ------------ -----------

Earnings before income taxes                                                  45,529       25,859       72,721       53,105
                                                                         ------------ ------------ ------------ -----------

Income taxes                                                                  12,842        8,905       19,631       19,531
                                                                         ------------ -----------  -----------  -----------
Net earnings                                                             $    32,687       16,954       53,090       33,574
                                                                         ============ ============ ============ ===========

Weighted average shares outstanding:
     Basic                                                                    35,677       36,140       35,656       36,134
                                                                         ============ ============ ============ ===========
     Diluted                                                                  36,418       36,596       36,227       36,432
                                                                         ============ ============ ============ ===========

Net earnings per share:
     Basic                                                               $      0.92         0.47         1.49         0.93
                                                                         ============ ============ ============ ===========
     Diluted                                                             $      0.90         0.46         1.47         0.92
                                                                         ============ ============ ============ ===========

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS


                                                                               (UNAUDITED)                 (UNAUDITED)
                                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                 MAY 31,                     MAY 31,
                                                                        --------------------------- -------------------------
(IN THOUSANDS)                                                              1999          1998         1999          1998
                                                                        ------------  ------------  -----------   -----------
Net earnings                                                            $     32,687        16,954       53,090        33,574
Other comprehensive earnings, net of tax:
Unrealized gain on available-for-sale securities, net and other                  819           (65)       6,381           869
                                                                        ------------  ------------  -----------   -----------
Comprehensive earnings                                                  $     33,506        16,889       59,471        34,443
                                                                        ============  ============  ===========   ===========


See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                          (UNAUDITED)
                                                                                                       SIX MONTHS ENDED
                                                                                                            MAY 31,
                                                                                                   --------------------------
(IN THOUSANDS)                                                                                         1999         1998
                                                                                                   ------------- ------------
Cash flows from operating activities:

      Net earnings                                                                               $      53,090       33,574
      Adjustments to reconcile net earnings to net cash used in operating activities:
          Depreciation                                                                                  12,425        4,063
          Minority interests                                                                             1,153        1,094
          Amortization of discount on mortgage loans and CMBS                                           (9,068)      (2,877)
          Gains on sales of real estate                                                                (40,231)     (12,061)
          Equity in earnings of partnerships                                                           (31,732)     (23,969)
          Gain on sales of investment securities                                                              -      (1,386)
          Changes in assets and liabilities:
              Increase in restricted cash                                                              (36,061)      (7,224)
              Increase in other assets and deferred taxes                                              (17,803)     (18,176)
              Decrease (increase) in mortgage loans held for sale                                        1,767         (827)
              Increase in accounts payable and accrued liabilities                                      43,582       11,525
                                                                                                   -----------   ----------
                     Net cash used in operating activities                                             (22,878)     (16,264)
                                                                                                   -----------   ----------
Cash flows from investing activities:
      Operating properties and equipment
         Additions                                                                                    (161,298)     (84,424)
         Sales                                                                                          61,859       22,826
      Land held for investment
         Additions                                                                                      (7,746)     (18,304)
         Sales                                                                                           8,670        9,829
      Investments in and advances to partnerships                                                      (72,765)     (31,042)
      Distributions from partnerships                                                                   58,571       17,226
      Proceeds from mortgage loans held for investment                                                   3,639          222
      Purchase of investment securities                                                                (64,784)     (51,304)
      Proceeds from investment securities principal collections                                         15,610        1,909
      Interest received on CMBS in excess of income recognized                                           9,203        6,771
      Acquisition of AHG, net of cash acquired                                                               -      (70,086)
      Syndication of AHG properties                                                                     34,810             -
                                                                                                   -----------   ----------
                   Net cash used in investing activities                                              (114,231)    (196,377)
                                                                                                   -----------   ----------
Cash flows from financing activities:
      Proceeds from stock option exercises                                                                 145            -
      Payment of dividends                                                                                (866)        (876)
      Net payments under repurchase agreements and revolving credit lines                             (115,032)      (8,831)
      Mortgage notes and other debts payable:
        Proceeds from borrowings                                                                       283,238      229,527
        Principal payments                                                                             (47,771)      (3,909)
      Payments to Lennar Corporation                                                                         -      (12,526)
                                                                                                   -----------   ----------
                    Net cash provided by financing activities                                          119,714      203,385
                                                                                                   -----------   ----------
      Net decrease in cash and cash equivalents                                                        (17,395)      (9,256)
      Cash and cash equivalents at beginning of period                                                  28,417       34,059
                                                                                                   -----------   ----------
      Cash and cash equivalents at end of period                                                 $      11,022       24,803
                                                                                                   ===========   ==========

                                                                     (Continued)

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES


                                                                                                        (UNAUDITED)
                                                                                                      SIX MONTHS ENDED
                                                                                                          MAY 31,
                                                                                                  --------------------------
(IN THOUSANDS)                                                                                       1999          1998
                                                                                                  ------------  ------------
      Supplemental disclosure of non-cash investing and financing activities:
        Purchases of investment securities financed by seller                                     $   94,447        29,835
        Investment in partnership                                                                     20,788             -

      Supplemental disclosure of non-cash transfers:
         Transfer of land held for investment to operating properties                             $        -         2,824
         Transfer of land from operating properties to land held for investment                       19,702             -

      Purchase of interests in the Affordable Housing Group:
         Restricted cash and other assets                                                         $        -        28,992
         Operating properties                                                                              -       178,486
         Investments in and advances to partnerships                                                       -         8,145
         Accounts payable, accrued expenses and other liabilities                                          -       (16,263)
         Mortgage notes and other debts payable                                                            -      (129,274)
                                                                                                  ----------    ----------
         Cash paid                                                                                $        -        70,086
                                                                                                  ==========    ==========
      Syndication of AHG properties:

         Proceeds from sale of partnership interests                                              $   34,810             -
         Basis in partnership interests                                                              (26,583)            -
                                                                                                  ----------    ----------
         Net gain reflected in gains on sales of real estate                                      $    8,227             -
                                                                                                  ============  ==========

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated condensed financial statements include the accounts of LNR Property Corporation and its subsidiaries (the "Company"). The assets, liabilities and results of operations of entities (both corporations and partnerships) in which the Company has a controlling interest have been consolidated. The ownership interests of noncontrolling owners in such entities are reflected as minority interests. The Company's investments in partnerships (and similar entities) in which less than a controlling interest is held are accounted for by the equity method (when significant influence can be exerted by the Company), or the cost method. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 1998 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made.

2.  COMPREHENSIVE EARNINGS

Effective December 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive earnings in a full set of general-purpose financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in a financial statement that is displayed with the same prominence as other financial statements. Other comprehensive earnings for the Company includes unrealized gains and losses on marketable securities classified as available-for-sale and the change in cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the Company's foreign investments reported in stockholders' equity. Comprehensive earnings are presented in the Company's consolidated condensed financial statement net of taxes.

3.  ACQUISITION

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

On May 1, 1998, the Company completed the purchase of certain interests representing 36 of the properties. In June and September 1998, the Company completed the purchase of the remaining four and two properties, respectively. The aggregate amount of consideration was $81 million, plus the assumption of approximately $45 million of future equity commitments, and was financed primarily using the Company's unsecured revolving credit facility. The acquisition has been accounted for under the purchase method of accounting and the cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. There was no goodwill associated with the transaction.

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

1.  RESULTS OF OPERATIONS

The following discussion and analysis presents the significant changes in results of operations of the Company for the three month and six month periods ended May 31, 1999 and 1998 by business segment. Effective with the second quarter of 1999, management modified business segment reporting to more closely reflect the nature of the Company's growing partnership and joint venture operations. Accordingly, the pro rata share of the Company's equity in earnings of each of its partnerships and joint ventures is now included in the results of the real estate business segment (properties, securities or loans) to which it relates. The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto.

                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                      MAY 31,                   MAY 31,
                              ----------------------      ---------------------
(IN THOUSANDS)                  1999          1998          1999         1998
                              --------      --------      --------     --------
Revenues
   Real estate properties     $ 60,304        27,981       101,489       54,346
   Real estate securities       24,364        14,053        43,855       28,398
   Real estate loans            13,219        12,867        28,735       23,995
                              --------      --------      --------     --------
Total revenues                  97,887        54,901       174,079      106,739
                              --------      --------      --------     --------

Operating expenses

   Real estate properties       24,044        13,670        46,449       26,052
   Real estate securities        1,907           639         3,161        1,499
   Real estate loans             2,051         1,852         4,362        3,825
   Corporate and other           3,974         2,956         7,529        5,275
                              --------      --------      --------     --------
Total operating expenses        31,976        19,117        61,501       36,651
                              --------      --------      --------     --------

Operating earnings

   Real estate properties       36,260        14,311        55,040       28,294
   Real estate securities       22,457        13,414        40,694       26,899
   Real estate loans            11,168        11,015        24,373       20,170
   Corporate and other          (3,974)       (2,956)       (7,529)      (5,275)
                              --------      --------      --------     --------
Total operating earnings        65,911        35,784       112,578       70,088
Interest expense                20,382         9,925        39,857       16,983
Income tax expense              12,842         8,905        19,631       19,531
                              --------      --------      --------     --------
Net earnings                  $ 32,687        16,954        53,090       33,574
                              ========      ========      ========     ========

THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1999 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1998

The Company reported second quarter and year-to-date net earnings of $32.7 million and $53.1 million, respectively, up 92% and 58% from $17.0 million and $33.6 million for the same periods in 1998. The year-over-year improvements in net earnings resulted primarily from (1) higher gains on sales of real estate properties, (2) greater interest income from investment securities and (3) a lower effective tax rate due to the Affordable Housing Group ("AHG") acquisition. These increases were partially offset by an increase in interest expense due to increased borrowing levels to finance the purchases of real estate, CMBS and the AHG acquisition.

REAL ESTATE PROPERTIES


                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 MAY 31,                        MAY 31,
                                        -------------------------     -------------------------
(IN THOUSANDS)                             1999           1998           1999           1998
                                        ----------     ----------     ----------     ----------
Rental income                           $   23,329         15,270         45,739         29,864
Gains on sales of real estate               27,593          5,535         40,231         12,061
Equity in earnings of partnerships           9,278          7,022         15,244         12,154
Management fees                                104            154            275            267
                                        ----------     ----------     ----------     ----------
   Total revenues                           60,304         27,981        101,489         54,346
                                        ----------     ----------     ----------     ----------

Cost of rental operations                   13,371          9,709         26,392         18,820
Other operating expenses                     4,192          1,735          7,632          3,169
Depreciation                                 6,481          2,226         12,425          4,063
                                        ----------     ----------     ----------     ----------
   Total operating expenses                 24,044         13,670         46,449         26,052
                                        ----------     ----------     ----------     ----------
   Operating earnings                   $   36,260         14,311         55,040         28,294
                                        ==========     ==========     ==========     ==========

Balance sheet data:

Operating properties and equipment,
net                                     $  756,326        475,705        756,326        475,705
Land held for investment                   159,777         92,747        159,777         92,747
Investments in and advances to
partnerships                               129,301        141,672        129,301        141,672
                                        ----------     ----------     ----------     ----------
  Total segment assets                  $1,045,404        710,124      1,045,404        710,124
                                        ==========     ==========     ==========     ==========


Total revenues from real estate properties include rental income from operating properties, gains on sales of those properties, equity in earnings of partnerships that own and operate real estate properties and fees earned from managing those partnerships. Operating expenses include the direct costs of operating the real estate properties, the related depreciation and the overhead associated with managing the properties and partnerships.

THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1999 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1998

Overall, operating earnings from real estate properties increased to $36.3 million and $55.0 million for the three month and six month periods ended May 31, 1999, respectively, from $14.3 million and $28.3 million for the same periods in 1998. Earnings were higher primarily due to higher gains on sales of real estate, increased net operating income from stabilized operating properties and a greater contribution from Lennar Land Partners ("LLP").

Total rental income increased to $23.3 million and $45.7 million for the three and six month periods ended May 31, 1999, respectively, from $15.3 million and $29.9 million for the same periods in 1998. These increases were primarily due to acquired, developed or repositioned properties coming on line and the AHG acquisition.

Net rental income increased by $4.4 million, or 79%, for the three months ended May 31, 1999 over the same period in 1998. Net rental income increased by $8.3 million, or 75%, for the six months ended May 31, 1999 over the same period in 1998. Of these increases, 55% and 40% for the three and six month periods, respectively, were due to net rental income increases from stabilized market rate properties and the rest of the increases were due to the affordable housing business.

The net book value of operating properties and equipment at May 31, 1999 and the annualized net operating income for the six month period ended on that date with regard to various types of properties owned by the Company, were as follows:


                                                                       ANNUALIZED     ANNUALIZED
                                                                     NET OPERATING    NOI AS A %
                                          NET BOOK       OCCUPANCY       INCOME       OF NET BOOK
(IN THOUSANDS, EXCEPT PERCENTAGES)           VALUE         RATE         (NOI) (1)        VALUE
                                        ---------------------------------------------------------
Stabilized operating properties
             Commercial                      $105,657           99%     $ 16,522           16%
             Multi-family                      42,652           94%        4,803           11%
             Hotel and other                   34,039           63%        5,231           15%
                                             --------                   --------           ---
                                              182,348                     26,556           15%

Under development or repositioning
             Commercial                       193,387                      4,178
             Multi-family                     128,163                          -
             Hotel                             38,566                          -
                                             --------                   --------
                                              360,116                      4,178
                                             --------                   --------
Total market rate operating properties        542,464                     30,734

AHG multi-family properties

             Stabilized (2)                   141,075           97%        8,904            6%
             Development                       63,098                          -
                                             --------                   --------
Total AHG multi-family properties             204,173                      8,904

Furniture, fixtures and equipment               9,689                          -
                                             --------                   --------
Total operating properties and equipment     $756,326                   $ 39,638
                                             ========                   ========

---------
(1) Annualized NOI for purposes of this schedule is rental income less cost of rental operations before commissions, repairs and maintenance and non-operating expenses.
(2) Annualized NOI and annualized NOI as a percentage of net book value excludes the annualized effect of tax credits; if included, annualized NOI and annualized NOI as a percentage of net book value would have been $18,386 and 13%, respectively.

As of May 31, 1999, approximately 34% of the Company's market rate operating properties, based on net book value, had reached stabilized occupancy levels and was yielding 15% on net book cost. The anticipated improvements in the earnings of the unstabilized market rate operating properties are not expected to be recognized until future periods.

Pre-tax operating margins for the AHG properties, which qualify for Low-Income Housing Tax Credits, are generally lower than for market rate rentals. However, the Company receives its desired yield from these investments after adding in the impact of lower income taxes as a result of the tax credits and other related tax deductions.

During the quarter, the Company completed several real estate sales resulting in gains of $27.6 million, compared with $5.5 million during the same quarter in 1998. The most significant sale involved a $61 million cash sale of four stabilized multi-family communities in Florida, consisting of 1,520 apartments. A portion of the proceeds from this sale was used to pay off approximately $38 million of secured debt.

Although the Company sold real estate with carrying values of $44.5 million during the three month period ended May 31, 1999, the total book value of operating properties and equipment, net and land held for investment increased by approximately $28.3 million. This increase was primarily due to approximately $75.2 million of funding for properties under development or repositioning and $2.9 million in acquisitions, offset by depreciation and the real estate sales.

Equity in earnings of partnerships increased to $9.3 million and $15.2 million for the three and six month periods ended May 31, 1999, respectively, from $7.0 million and $12.2 million for the same periods in 1998. These increases were primarily due to the equity in earnings of LLP which grew to $8.4 million and $15.0 million for the three month and six month periods ended May 31, 1999, respectively, from $6.5 million and $11.9 million for the same periods in 1998.

Other operating expenses, which represent an allocation of salary, professional and other administrative expenses, increased to $4.2 million and $7.6 million for the three month and six month periods ended May 31, 1999, respectively, from $1.7 million and $3.2 million for the same periods in 1998. These increases were due to additional personnel and administrative costs necessary to support the growing real estate portfolio.

Depreciation expense increased to $6.5 million and $12.4 million for the three month and six month periods ended May 31, 1999, respectively, from $2.2 million and $4.1 million for the same periods in 1998. These increases were due to the growth in the real estate portfolio with approximately 40% and 47% for the three and six month periods, respectively, resulting from the affordable housing business.

REAL ESTATE SECURITIES

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   MAY 31,                   MAY 31,
                                            ---------------------     ---------------------
(IN THOUSANDS)                                1999         1998         1999         1998
                                            --------     --------     --------     --------
Interest income                             $ 20,477       12,804       38,875       24,751
Equity in earnings of partnerships             1,009           --        1,009           --
Gains on sales of investment securities           --           --           --        1,386
Management and servicing fees                  2,878        1,249        3,971        2,261
                                            --------     --------     --------     --------
     Total revenues                           24,364       14,053       43,855       28,398

Operating expenses                             1,907          639        3,161        1,499

                                            --------     --------     --------     --------
      Operating earnings                    $ 22,457       13,414       40,694       26,899
                                            ========     ========     ========     ========

Balance sheet data:

Investment securities                       $512,702      385,267      512,702      385,267
Investments in and advances to
partnerships                                  50,459           --       50,459           --
                                            --------     --------     --------     --------

    Total segment assets                    $563,161      385,267      563,161      385,267
                                            ========     ========     ========     ========

Total revenues from real estate securities include interest income, equity in earnings of partnerships that own real estate securities, gains on sales of those securities, servicing fees from acting as special servicer for CMBS transactions and fees earned from managing the partnerships. Operating expenses include the overhead associated with managing the investments and partnerships and the special servicing responsibilities.

THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1999 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1998

Overall, operating earnings from real estate securities operations increased to $22.5 million and $40.7 million for the three and six month periods ended May 31, 1999, respectively, from $13.4 million and $26.9 million for the same periods in 1998. Earnings were higher largely due to the growth of the Company's CMBS portfolio and the greater recognition of earnings due to actual CMBS performance exceeding original expectations.

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

Actual loss experience to date, particularly for older transactions (3 to 5 years in age) is significantly lower than originally underwritten by the Company. Therefore, changes to original estimated yields have, and the Company believes should continue to, result in improved earnings from these transactions. The Company believes these improvements resulted from (i) its having conservatively underwritten these transactions, (ii) its workout and real estate expertise and (iii) an improving real estate economy. However, the positive experience on these older transactions will not necessarily translate into yield improvements on newer investments.

During the quarter ended May 31, 1999, the Company acquired $213.2 million face amount of CMBS for $98.6 million, bringing the year-to-date purchases to $361.1 million face amount with a total purchase price of $159.2 million. The following is a summary of the CMBS portfolio held by the Company at May 31, 1999:


                                       WEIGHTED                           WEIGHTED    WEIGHTED
                                       AVERAGE                             AVERAGE     AVERAGE
                                       INTEREST               % OF FACE   CASH YIELD  BOOK YIELD
                       FACE AMOUNT      RATE     BOOK VALUE    AMOUNT        (1)        (2)
                      --------------------------------------------------------------------------
                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
BB rated or above     $  223,742        7.79%    $  172,862     77.3%       10.2%       13.8%
B rated                  258,786        6.66%       154,327     59.6%       11.2%       13.0%
Unrated                  718,594        7.43%       172,218     24.0%       28.8%       21.1%
Unrealized gains on
securities and other          --          --         13,295       --          --          --
                      ----------                 ----------
Total CMBS
portfolio             $1,201,122        7.29%    $  512,702     42.7%       16.9%       16.0%
                      ==========                 ==========

----------------------
(1) Cash yield is determined by annualizing the actual cash received during the month of May 1999, and dividing the result by the book value at May 31, 1999.
(2) Book yield is determined by annualizing the interest income for the month of May 1999, and dividing the result by the book value at May 31, 1999.

Equity in earnings of partnerships represents the Company's participation in a venture, Madison Square Company, LLC ("Madison"), which closed on its first $1.1 billion of assets during the second quarter of 1999. The partners include an affiliate of Credit Suisse First Boston ("CSFB") and a company controlled by real estate investor Peter Bren. The Company initially committed $100 million of equity capital for Madison, and after the end of the second quarter, increased its commitment to $125 million. The venture has raised its initial goal of $440 million of equity capital and CSFB has provided a credit facility to fund $1.76 billion of financing to the venture, which is non-recourse to the partners. In addition to its investment in the partnership the Company also maintains a significant ongoing role in the venture, for which it earns fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services for the venture. This venture contributed approximately $1.0 million of equity in earnings of partnerships to the real estate securities line of business for the three and six month periods ended May 31, 1999. The Company does not expect this partnership to be a significant contributor to earnings until the year 2000.

Management and servicing fees increased to $2.9 million and $4.0 million for the three and six month periods ended May 31, 1999, respectively, from $1.2 million and $2.3 million for the same periods in 1998. This increase was directly attributable to the growth in the CMBS portfolio period-over-period. With the addition of the assets purchased by the venture, the Company is now the special servicer for 53 CMBS transactions with an original face amount of approximately $40 billion.

Operating expenses increased to $1.9 million and $3.2 million during the three and six month periods ended May 31, 1999, respectively, from $0.6 million and $1.5 million for the same periods in 1998, primarily due to increased personnel and out-of-pocket expenses directly related to the growth of the real estate securities line of business.

REAL ESTATE LOANS

                                        Three Months Ended         Six Months Ended
                                              May 31,                    May 31,
                                        --------------------     ---------------------
(IN THOUSANDS)                            1999        1998         1999         1998
                                        -------     --------     --------     --------
Interest income                        $  4,390        5,015        9,511       10,008
Equity in earnings of partnerships        6,698        7,207       15,479       11,815
Management fees                           1,966          524        3,457        1,493
Other income                                165          121          288          679
                                       --------     --------     --------     --------
    Total revenues                       13,219       12,867       28,735       23,995

Operating expenses                        2,051        1,852        4,362        3,825
                                       --------     --------     --------     --------
    Operating earnings                 $ 11,168       11,015       24,373       20,170
                                       ========     ========     ========     ========
Balance sheet data:

Mortgage loans, net                    $ 93,596       87,955       93,596       87,955
Other investments                        47,349       44,783       47,349       44,783
Investments in and advances to
partnerships                             76,312       61,257       76,312       61,257
                                       --------     --------     --------     --------
    Total segment assets               $217,257      193,995      217,257      193,995
                                       ========     ========     ========     ========


The real estate loan business includes the Company's discount loan portfolio investments and related loan workout operations, which are owned primarily through partnerships, as well as its direct lending activities in unique high-yielding situations. Total revenues include interest income, equity in earnings of partnerships and management fees earned from those partnerships. Operating expenses include the overhead associated with servicing the loans and managing the partnerships.

THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1999 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1998

Loan operating earnings remained relatively flat at $11.2 million for the three month period ended May 31, 1999 compared with $11.0 million for the same period in 1998. For the six month period, operating earnings increased 21% to $24.4 million compared with $20.2 million for the same period in 1998.

Interest income declined slightly to $4.4 million and $9.5 million for the three and six month periods ended May 31, 1999, respectively, from $5.0 million and $10.0 million for the same periods in 1998. For the three month periods ended May 31, 1999 and 1998, equity in earnings of partnerships also experienced a decrease to $6.7 million from $7.2 million, respectively. However, for the six month period ended May 31, 1999, equity in earnings of partnerships increased 31% to $15.5 million from $11.8 million for the same period in 1998. This increase in the year-to-date period was primarily a result of increased loan portfolio resolutions during the first quarter of 1999. Overall, the Company anticipates that earnings from the domestic discount loan portfolios will continue to run off during the next year while earnings from the Company's Japanese discount loan portfolio investments are not expected to materially impact earnings until at least the year 2000.

As of the end of the quarter, the Company had invested in ten portfolios of non-performing real estate loans in Japan through partnerships with a total net investment of approximately $55 million. As a result of its loan workout operations, the Company has already received cash equity distributions from its Japan investments of approximately $16 million, the majority of which were utilized to invest in additional Japan portfolios.

Management fees increased to $2.0 million and $3.5 million for the three month and six month periods ended May 31, 1999, respectively, from $0.5 million and $1.5 million for the same periods in 1998 due to increased disposition fees on the loan portfolio resolutions.

Operating expenses increased to $2.1 million and $4.4 million for the three month and six months ended May 31, 1999, respectively, from $1.9 million and $3.8 million for the same periods in 1998, primarily due to increased general and administrative expenses to support the Japan operations.

CORPORATE, OTHER, INTEREST, AND INCOME TAX EXPENSES

THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1999 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1998

Corporate and other net operating expenses increased to $4.0 million and $7.5 million for the three and six month periods ended May 31, 1999, respectively, from $3.0 million and $5.3 million for the same periods in 1998, primarily due to overall Company growth.

Interest expense increased to $20.4 million and $39.9 million for the three month and six month periods ended May 31, 1999, respectively, from $9.9 million and $17.0 million for the same periods in 1998. These increases were directly attributable to the Company's mortgage notes and other debts payable increasing to $1.2 billion at May 31, 1999 from $0.8 million at May 31, 1998 and an increase in interest rates on new debt.

Income tax expense increased to $12.8 million for the three months ended May 31, 1999 from $8.9 million for the same period in 1998 primarily as a result of the significant increase in earnings offset by the AHG tax credits. Despite a 37% increase in earnings before income taxes in the six months ended May 31, 1999 compared with the same period of the prior year, income taxes remained relatively flat at $19.6 million compared with $19.5 million, respectively, primarily as a result of the AHG tax credits. These credits allowed the Company's effective tax rate to be reduced to 28% and 27% for the three month and six month periods ended May 31, 1999, respectively, compared to 34% and 37% for the same periods in 1998.

2.  LIQUIDITY AND FINANCIAL RESOURCES

In the six months ended May 31, 1999, $22.9 million of cash was used in the Company's operating activities compared to $16.3 million for the same period in 1998. The increase in cash flow used in operating activities during the first six month period of 1999 was primarily due to an increase in restricted cash of $28.8 million and a decrease in cash flow from net earnings of $12.8 million, after adjusting for the effects of non-cash items, whose contribution to cash flow is reflected in cash from investing activities below. The increase in cash flow used in operating activities was offset by an increase in accounts payable and accrued liabilities of $32.1 million.

The Company used $114.2 million of cash in investing activities during the six months ended May 31, 1999, $82.2 million less than the $196.4 million of cash used for the same period in 1998. For the first six month period in 1999, although the Company increased its investment in operating properties by $76.9 million and its investment in partnerships by $41.7 million, these increases were offset primarily by (1) $37.9 million more in proceeds from sales of real estate, (2) $34.8 million in cash from the syndication of the AHG properties,
(3) $41.3 million more in cash distributions from partnerships, (4) $13.7 million more in proceeds from CMBS principal collections, and (5) $70.1 million of cash used in the prior year for the acquisition of AHG.

Financing activities provided $119.7 million of cash during the six months ended May 31, 1999 compared with $203.4 million for the same period in 1998. The overall decrease in cash flow from financing activities was primarily due to increased pay-downs under repurchase agreements and revolving credit lines of $106.2 million, which is discussed in further detail below, offset by $9.8 million of net borrowing activity under the Company's mortgage notes and other debts payable.

The Company has financed some of its purchases of CMBS under reverse repurchase lines ("repos"). During the second quarter of 1999, the Company repaid one of its repo lines in full. At May 31, 1999, the Company had one repo line remaining, which finances selected CMBS, of which $106.5 million was outstanding. This line is required to be reduced to $72.6 million in September 1999 and paid in full in December 1999, unless otherwise extended. This repo agreement contains provisions which may require the Company to repay amounts prior to the scheduled maturity date if the market value of the bonds which collateralize it declines significantly.

To date, the Company has successfully been replacing its repo lines with CMBS specific debt and expects to continue this process throughout 1999. As the remaining repo line is reduced or replaced, borrowing costs may be higher and other terms may not be as favorable.

A significant portion of the Company's existing indebtedness bears interest at variable rates. However, most of the Company's investments generate interest or rental income at essentially fixed rates. Therefore, a material increase in interest rates could potentially increase the Company's interest expense without a corresponding increase in income.

During the first quarter of 1999, the Company issued $100 million of long-term fixed-rate unsecured senior subordinated notes. The notes bear interest at a fixed rate of 10.5% and have a 10-year term. The Company used the proceeds from the issuance to pay down short-term floating rate debt and for general corporate purposes.

As of May 31, 1999, the Company had scheduled maturities on existing debt of approximately $84.8 million in 1999. The Company believes its availability under existing credit facilities, operating cash flow, unencumbered assets, and its ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet its working capital requirements, debt service and maturities, and short- and long-term needs based upon currently anticipated levels of growth.

YEAR 2000

The Year 2000 ("Y2K") issue results from computer programs having been written with date fields using two digits, instead of four. Consequently, on January 1, 2000 many programs may recognize the "00" as 1900, which could cause system failures and miscalculations.

As part of the spin-off of the Company from Lennar Corporation, the Company was required to segregate its financial systems within an agreed-upon time period. The primary financial systems are in the process of being replaced and the new systems will be functional by the third quarter of 1999. These systems are warranted to be Y2K compliant. The cost of replacing the primary financial systems are estimated to be approximately $4.1 million, with almost all of that cost capitalizable. As of May 31, 1999, the Company had incurred $3.7 million of these costs with $3.4 million capitalized.

Additionally, the Company uses non-financial systems that are integral to the operation of the buildings the Company owns and includes systems for elevators, heating/air conditioning and security, among others. Certain of the operating properties are older, have multiple systems requiring update or may require an overhaul of their systems. The Company currently estimates that less than one quarter of the existing operating properties will require at least a moderate amount of remedial action. An inability to adequately address Y2K problems in advance is not expected to seriously impact the Company's business if such problems are corrected shortly after January 1, 2000. However, any longer term inability to correct the problems could result in the non-payment of rent or damage claims by lessees. The cost of upgrading the current systems is not expected to be material.

The Company completed an assessment of the Y2K readiness of key vendors, subcontractors and business partners to determine whether key processes and business activities will be interrupted. A failure of the Company's vendors, subcontractors or business partners to adequately address their Y2K readiness could negatively affect the Company's business and profitability. To date, the Company has not identified, from surveys or other sources, material issues with Y2K compliance in any critical area with any key vendor or third party provider or any internal system, facility or service. Continued effort will be expended throughout 1999 to further analyze and confirm this assessment in order to prepare contingency plans in the event that the information provided or collected is inaccurate.

The nature and scope of the Company's efforts to address the Y2K issue will be subject to changes and modifications as circumstances warrant. The estimates of costs and identification of potential issues involve both projections based on known facts and subjective determinations of future conditions and may change as the Year 2000 approaches.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not subject to any legal proceedings other than suits relating to properties it owns which the Company views as an ordinary part of its business and at least most of which are covered by insurance. LNR believes these suits will not, in the aggregate, have a material adverse effect upon the Company.

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

             (b)      Reports on Form 8-K:
                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

        SIGNATURE AND TITLE                          DATE
        -------------------                          ----

/s/ SHELLY RUBIN
-----------------------------------             July 15, 1999
Shelly Rubin
Chief Financial Officer (Principal
Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
--------                   -----------
27.1             Financial Data Schedule.