Form 10-Q
period 1999-08-31
LNR PROPERTY CORP
filed 1999-10-15
CIK 1043044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1999

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

Common shares outstanding as of the end of the current fiscal quarter:

        Common            25,639,078
        Class B Common    10,060,633

================================================================================

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                              (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                       August 31,        November 30,
                                                                                                  1999               1998
                                                                                            -----------------   ----------------
                                   ASSETS

Cash and cash equivalents                                                                  $          27,488             28,417
Restricted cash                                                                                       95,846             56,264
Investment securities                                                                                514,468            434,157
Mortgage loans, net                                                                                   79,351             97,855
Operating properties and equipment, net                                                              809,556            712,419
Land held for investment                                                                             144,997            140,048
Investments in and advances to partnerships                                                          305,254            194,490
Other assets                                                                                         105,576             80,155
                                                                                            -----------------   ----------------
          Total assets                                                                     $       2,082,536          1,743,805
                                                                                            =================   ================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
      Accounts payable and other liabilities                                               $         123,573             73,067
      Mortgage notes and other debts payable                                                       1,219,506          1,017,199
                                                                                            -----------------   ----------------
          Total liabilities                                                                        1,343,079          1,090,266
                                                                                            -----------------   ----------------
Minority interests                                                                                    39,530             34,560
                                                                                            -----------------   ----------------
Stockholders' equity
      Common stock, $.10 par value, 150,000 shares authorized, 25,639 shares issued and
      outstanding                                                                                      2,564              2,485
      Class B common stock, $.10 par value, 40,000 shares authorized, 10,061 shares issued
      and outstanding                                                                                  1,006              1,075
      Additional paid-in capital                                                                     536,557            536,259
      Retained earnings                                                                              144,678             71,452
      Accumulated other comprehensive earnings                                                        15,122              7,708
                                                                                            -----------------   ----------------
          Total stockholders' equity                                                                 699,927            618,979
                                                                                            -----------------   ----------------
          Total liabilities and stockholders' equity                                       $       2,082,536          1,743,805
                                                                                            =================   ================

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                                               (UNAUDITED)               (UNAUDITED)
                                                                            Three Months Ended        Nine Months Ended
                                                                                August 31,                August 31,
                                                                         ------------------------- -------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                    1999         1998         1999         1998
                                                                         ------------ ------------ ------------ ------------
Revenues
      Rental income                                                     $     21,839       20,023       67,578       49,887
      Equity in earnings of partnerships                                      10,891       16,671       42,623       40,640
      Interest income                                                         27,510       20,071       75,896       54,830
      Gains on sales of:
          Real estate                                                         13,934        9,378       54,165       21,439
          Investment securities                                                6,056            -        6,056        1,386
      Management and servicing fees                                            4,753        2,877       12,456        6,898
      Other, net                                                                 138          143          426          822
                                                                         ------------ ------------ ------------ ------------
             Total revenues                                                   85,121       69,163      259,200      175,902
                                                                         ------------ ------------ ------------ ------------
Costs and expenses
      Cost of rental operations                                               11,844       12,619       38,236       31,439
      General and administrative                                              11,765        7,904       33,296       20,578
      Depreciation                                                             7,234        4,349       19,659        8,412
      Minority interests                                                       4,077          473        5,230        1,567
                                                                         ------------ ------------ ------------ ------------
             Total costs and expenses                                         34,920       25,345       96,421       61,996
                                                                         ------------ ------------ ------------ ------------
Operating earnings                                                            50,201       43,818      162,779      113,906
Interest expense                                                              20,837       17,277       60,694       34,260
                                                                         ------------ ------------ ------------ ------------
Earnings before income taxes                                                  29,364       26,541      102,085       79,646
                                                                         ------------ ------------ ------------ ------------
Income taxes                                                                   7,928        7,443       27,559       26,974
                                                                         ------------ ------------ ------------ ------------
Net earnings                                                            $     21,436       19,098       74,526       52,672
                                                                         ============ ============ ============ ============
Weighted average shares outstanding:
     Basic                                                                    35,696       36,144       35,670       36,138
                                                                         ============ ============ ============ ============
     Diluted                                                                  36,455       36,549       36,303       36,472
                                                                         ============ ============ ============ ============
Net earnings per share:
     Basic                                                              $       0.60         0.53         2.09         1.46
                                                                         ============ ============ ============ ============
     Diluted                                                            $       0.59         0.52         2.05         1.44
                                                                         ============ ============ ============ ============

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

                                                                               (UNAUDITED)                 (UNAUDITED)
                                                                            Three Months Ended          Nine Months Ended
                                                                                August 31,                 August 31,
                                                                        --------------------------- --------------------------
(IN THOUSANDS)                                                              1999          1998         1999          1998
                                                                        ------------- ------------- ------------  ------------
Net earnings                                                           $      21,436        19,098       74,526        52,672
Other comprehensive earnings, net of tax:
Unrealized gain (loss) on available-for-sale securities, net and other         4,758       (1,564)       11,139         (695)
                                                                        ------------- ------------- ------------  ------------
Comprehensive earnings                                                 $      26,194        17,534       85,665        51,977
                                                                        ============= ============= ============  ============

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                          (UNAUDITED)
                                                                                                       Nine Months Ended
                                                                                                          August 31,
                                                                                                   --------------------------
(IN THOUSANDS)                                                                                        1999          1998
                                                                                                   ------------  ------------
Cash flows from operating activities:
      Net earnings                                                                               $     74,526        52,672
      Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
          Depreciation                                                                                 19,659         8,412
          Minority interests                                                                            5,230         1,567
          Amortization of discount on mortgage loans and CMBS                                         (15,212)       (4,593)
          Gains on sales of real estate                                                               (54,165)      (21,439)
          Equity in earnings of partnerships                                                          (42,623)      (40,640)
          Gain on sales of investment securities                                                       (6,056)       (1,386)
          Changes in assets and liabilities:
              (Increase) decrease in restricted cash                                                  (39,743)        3,193
              (Increase) in other assets and deferred taxes                                           (19,678)      (14,252)
              Decrease (increase) in mortgage loans held for sale                                      12,902       (12,787)
              Increase in accounts payable and accrued liabilities                                     58,918        30,216
                                                                                                   ------------  ------------
                     Net cash (used in) provided by operating activities                               (6,242)          963
                                                                                                   ------------  ------------
Cash flows from investing activities:
      Operating properties and equipment
         Additions                                                                                   (250,810)     (242,533)
         Sales                                                                                        105,378        38,660
      Land held for investment
         Additions                                                                                    (14,383)      (97,916)
         Sales                                                                                         11,460        20,042
      Investments in and advances to partnerships                                                    (111,583)      (38,293)
      Proceeds from the sale of partnership interest                                                    8,023             -
      Distributions from partnerships                                                                  73,889        54,856
      Purchase of mortgage loans held for investment                                                        -           (36)
      Proceeds from mortgage loans held for investment                                                  7,224         4,831
      Purchase of investment securities                                                               (72,657)      (70,693)
      Proceeds from investment securities principal collections                                        29,360         7,336
      Interest received on CMBS in excess of income recognized                                         13,241         8,817
      Proceeds from the sale of other assets                                                            8,000             -
      Acquisition of AHG, net of cash acquired                                                              -       (75,525)
      Syndication of AHG properties                                                                    34,810             -
                                                                                                   ------------  ------------
                   Net cash used in investing activities                                             (158,048)     (390,454)
                                                                                                   ------------  ------------
Cash flows from financing activities:
      Purchase and retirement of treasury stock                                                             -        (5,600)
      Proceeds from stock option exercises                                                                145             -
      Payment of dividends                                                                             (1,300)       (1,314)
      Net borrowings (payments) under repurchase agreements and revolving credit lines                (85,508)      161,014
      Mortgage notes and other debts payable:
        Proceeds from borrowings                                                                      347,705       277,743
        Principal payments                                                                            (97,681)       (6,140)
      Payments to Lennar Corporation                                                                        -       (12,526)
                                                                                                   ------------  ------------
                    Net cash provided by financing activities                                         163,361       413,177
                                                                                                   ------------  ------------
      Net increase (decrease) in cash and cash equivalents                                               (929)       23,686
      Cash and cash equivalents at beginning of period                                                 28,417        34,059
                                                                                                   ------------  ------------
      Cash and cash equivalents at end of period                                                 $     27,488        57,745
                                                                                                   ============  ============

                                                                       Continued

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                                                                                                        (UNAUDITED)
                                                                                                     Nine Months Ended
                                                                                                         August 31,
                                                                                                  --------------------------
(IN THOUSANDS)                                                                                       1999          1998
                                                                                                  ------------  ------------
      Supplemental disclosure of non-cash investing and financing activities:
             Purchases of investment securities financed by seller                               $    109,197        34,956
             Purchase of a mortgage loan financed                                                           -       105,000
             Investment in partnership                                                                 20,788             -

         Supplemental disclosure of non-cash transfers:
             Transfer of operating properties to investment in partnerships                      $     16,295             -
             Transfer of other assets to operating properties                                           4,000             -
         Purchase of interests in the Affordable Housing Group:
             Restricted cash and other assets                                                    $          -        28,992
             Operating properties                                                                           -       178,486
             Investments in and advances to partnerships                                                    -        13,899
             Accounts payable, accrued expenses and other liabilities                                       -       (16,578)
             Mortgage notes and other debts payable                                                         -      (129,274)
                                                                                                  ------------  ------------
             Cash paid                                                                           $          -        75,525
                                                                                                  ============  ============
         Syndication of AHG properties:
             Proceeds from sale of partnership interests                                         $     34,810             -
             Basis in partnership interests                                                           (26,583)            -
                                                                                                  ------------  ------------
             Net gain reflected in gains on sales of real estate                                 $      8,227             -
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

1.  RESULTS OF OPERATIONS

The following discussion and analysis presents the significant changes in results of operations of the Company for the three and nine month periods ended August 31, 1999 and 1998 by business segment. Effective with the second quarter of 1999, management modified business segment reporting to more closely reflect the nature of the Company's growing partnership and joint venture operations. Accordingly, the pro rata share of the Company's equity in earnings of each of its partnerships and joint ventures is now included in the results of the real estate business segment (properties, securities or loans) to which it relates. Prior year numbers have been restated for consistency. The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto.

                                                      Three Months Ended              Nine Months Ended
                                                          August 31,                      August 31,
                                                   --------------------------     --------------------------
(IN THOUSANDS)                                        1999           1998            1999           1998
                                                   -----------    -----------     -----------    -----------
Revenues
   Real estate properties                       $      44,242         41,098         145,731         95,444
   Real estate securities                              32,091         16,772          75,946         45,170
   Real estate loans                                    8,788         11,293          37,523         35,288
                                                   -----------    -----------     -----------    -----------
Total revenues                                         85,121         69,163         259,200        175,902
                                                   -----------    -----------     -----------    -----------
Operating expenses
   Real estate properties                              26,378         19,357          72,827         45,409
   Real estate securities                               2,625          1,025           5,786          2,524
   Real estate loans                                    1,581          2,224           5,943          6,049
   Corporate and other                                  4,336          2,739          11,865          8,014
                                                   -----------    -----------     -----------    -----------
Total operating expenses                               34,920         25,345          96,421         61,996
                                                   -----------    -----------     -----------    -----------
Operating earnings
   Real estate properties                              17,864         21,741          72,904         50,035
   Real estate securities                              29,466         15,747          70,160         42,646
   Real estate loans                                    7,207          9,069          31,580         29,239
   Corporate and other                                 (4,336)        (2,739)        (11,865)        (8,014)
                                                   -----------    -----------     -----------    -----------
Total operating earnings                               50,201         43,818         162,779        113,906
Interest expense                                       20,837         17,277          60,694         34,260
Income tax expense                                      7,928          7,443          27,559         26,974
                                                   -----------    -----------     -----------    -----------
Net earnings                                    $      21,436         19,098          74,526         52,672
                                                   ===========    ===========     ===========    ===========

THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1998

The Company reported third quarter and year-to-date net earnings of $21.4 million and $74.5 million, respectively, up 12% and 41% from $19.1 million and $52.7 million for the same periods in 1998. The year-over-year improvements in net earnings resulted primarily from (1) higher gains on sales of real estate assets, (2) increases in net operating income from stabilized properties, (3) greater interest income from investment securities and (4) a lower effective tax rate due to the Affordable Housing Group ("AHG") acquisition. These increases were partially offset by an increase in (1) depreciation and other operating expenses from the Company's growing real estate properties and real estate securities business segments and (2) an increase in interest expense due to increased borrowing levels to finance the purchases of real estate properties, CMBS and the AHG acquisition.

REAL ESTATE PROPERTIES

                                                Three Months Ended                 Nine Months Ended
                                                    August 31,                         August 31,
                                          -------------------------------     -------------------------------
(IN THOUSANDS)                                1999              1998              1999              1998
                                          -------------     -------------     -------------     -------------
Rental income                          $        21,839            20,023            67,578            49,887
Gains on sales of real estate                   13,934             9,378            54,165            21,439
Equity in earnings of partnerships               8,210            11,515            23,454            23,669
Management fees                                    259               182               534               449
                                          -------------     -------------     -------------     -------------
   Total revenues                               44,242            41,098           145,731            95,444
                                          -------------     -------------     -------------     -------------
Cost of rental operations                       11,844            12,619            38,236            31,439
Other operating expenses                         4,005             2,462            11,760             5,614
Minority interests                               3,295              (73)             3,172              (56)
Depreciation                                     7,234             4,349            19,659             8,412
                                          -------------     -------------     -------------     -------------
   Total operating expenses                     26,378            19,357            72,827            45,409
                                          -------------     -------------     -------------     -------------
   Operating earnings                  $        17,864            21,741            72,904            50,035
                                          =============     =============     =============     =============
Balance sheet data:

Operating properties and equipment,
net                                    $       809,556           623,147           809,556           623,147
Land held for investment                       144,997           162,008           144,997           162,008
Investments in and advances to
partnerships                                   141,871           138,377           141,871           138,377
                                          -------------     -------------     -------------     -------------
  Total segment assets                 $     1,096,424           923,532         1,096,424           923,532
                                          =============     =============     =============     =============

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

THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1998

Operating earnings from real estate properties decreased to $17.9 million for the three month period ended August 31, 1999 from $21.7 million for the same period in the prior year. For the nine month period ended August 31, 1999, operating earnings increased to $72.9 million from $50.0 million for the same period in 1998. Operating earnings for the quarter-over-quarter period decreased due to lower gains on sales of real estate from real estate property partnerships and greater depreciation expense and other operating expenses from the Company's growing real estate property portfolio. Year-to-date earnings were higher primarily due to higher gains on sales of real estate and increased net operating income from stabilized operating properties offset to some degree by greater depreciation expense and other operating expenses.

Total rental income increased to $21.8 million and $67.6 million for the three and nine month periods ended August 31, 1999, respectively, from $20.0 million and $49.9 million for the same periods in 1998. The increase for the quarter was primarily due to acquired, developed or repositioned properties coming on line. The increase for the nine month period was primarily due to acquired, developed or repositioned properties coming on line and the AHG acquisition.

Net rental income increased by $2.6 million, or 35%, for the three months ended August 31, 1999 over the same period in 1998. Net rental income increased by $10.9 million, or 59%, for the nine months ended August 31, 1999 over the same period in 1998. Of these increases, 43% and 41% for the three and nine month periods, respectively, were due to net rental income increases from stabilized market rate properties and the rest of the increases were due to the affordable housing business.

The net book value of operating properties and equipment at August 31, 1999 and the annualized net operating income for the nine month period ended on that date with regard to various types of properties owned by the Company, were as follows:

                                                                                 Annualized     Annualized
                                                                               Net Operating    NOI as a %
                                                    Net Book      Occupancy        Income       of Net Book
(IN THOUSANDS, EXCEPT PERCENTAGES)                   Value          Rate         (NOI) (1)         Value
                                               ---------------- -------------- --------------- --------------
Stabilized operating properties
             Commercial                               $129,877          99%           $20,535       16%
             Multi-family                               13,941          98%             1,563       11%
             Hotel and other                            33,730          70%             4,289       13%
                                               ----------------                --------------- --------------
                                                       177,548                         26,387       15%
Under development or repositioning
             Commercial                                192,923                          3,810
             Multi-family                              160,126                              -
             Hotel                                      42,760                            191
                                               ----------------                ---------------
                                                       395,809                          4,001
                                               ----------------                ---------------
Total market rate operating properties                 573,357

AHG multi-family properties
             Stabilized (2)                            169,527          96%            10,556        6%
             Development                                59,227                              -
                                               ----------------                ---------------
Total AHG multi-family properties                      228,754                         10,556

Furniture, fixtures and equipment                        7,445                              -
                                               ----------------                ---------------
Total operating properties and equipment              $809,556                        $40,944
                                               ================                ===============

--------------------
(1) Annualized NOI for purposes of this schedule is rental income less cost of rental operations before commissions, repairs and maintenance and non-operating expenses.
(2) Annualized NOI and annualized NOI as a percentage of net book value excludes the annualized effect of tax credits and other related tax deductions; if included, annualized NOI and annualized NOI as a percentage of net book value would have been $24,978 and 15%, respectively, on a pre-tax basis.

As of August 31, 1999, approximately 31% of the Company's market rate operating properties, based on net book value, had reached stabilized occupancy levels and were yielding 15% on net book cost. The anticipated improvements in the earnings of the unstabilized market rate operating properties are not expected to be recognized until future periods.

Pre-tax operating margins for the AHG properties, which qualify for Low-Income Housing Tax Credits, are generally lower than for market rate rentals. However, the Company receives its desired yield from these investments after adding in the impact of lower income taxes as a result of the tax credits and other related tax deductions.

Although the Company sold real estate with carrying values of $31.9 million during the three month period ended August 31, 1999, the total book value of operating properties and equipment, net and land held for investment increased by approximately $38.5 million. This increase was primarily due to approximately $93.7 million of funding for properties under development, offset by real estate sales, $16.3 million of operating properties transferred to investments in partnerships and depreciation.

Equity in earnings of partnerships decreased to $8.2 million and $23.5 million for the three and nine month periods ended August 31, 1999, respectively, from $11.5 million and $23.7 million for the same periods in 1998. For the three month period, the decrease was primarily a result of greater real estate property partnership sales of assets in the third quarter of 1998 compared to 1999. For the nine month period, the decrease from greater real estate property partnership asset dispositions was partially offset by greater earnings of Lennar Land Partners ("LLP"). The Company's equity in LLP earnings was $8.1 million and $23.1 million for the three and nine month periods ended August 31, 1999, respectively, compared to $8.5 million and $20.4 million for the same periods in 1998.

Other operating expenses, which represent an allocation of salary, professional and other administrative expenses, increased to $7.3 million and $14.9 million for the three and nine month periods ended August 31, 1999, respectively, from $2.4 million and $5.6 million for the same periods in 1998. These increases were due to additional personnel and administrative costs necessary to support the growth in the Company's real estate property portfolio.

Depreciation expense increased to $7.2 million and $19.7 million for the three and nine month periods ended August 31, 1999, respectively, from $4.3 million and $8.4 million for the same periods in 1998. These increases were due to the growth in the real estate property portfolio with approximately 29% and 42% of the increased depreciation for the three and nine month periods, respectively, resulting from the affordable housing business.

REAL ESTATE SECURITIES

                                                  Three Months Ended               Nine Months Ended
                                                      August 31,                       August 31,
                                             -----------------------------    -----------------------------
(IN THOUSANDS)                                  1999             1998            1999             1998
                                             ------------     ------------    ------------     ------------
Interest income                           $       22,976           14,691          61,851           39,442
Equity in earnings of partnerships                   112                -           1,121                -
Gains on sales of investment securities            6,056                -           6,056            1,386
Management and servicing fees                      2,947            2,081           6,918            4,342
                                             ------------     ------------    ------------     ------------
     Total revenues                               32,091           16,772          75,946           45,170

Operating expenses                                 2,388            1,025           5,342            2,524
Minority interest                                    237                -             444                -
                                             ------------     ------------    ------------     ------------
      Operating earnings                  $       29,466           15,747          70,160           42,646
                                             ============     ============    ============     ============
Balance sheet data:

Investment securities                     $      514,468          402,719         514,468          402,719
Investments in and advances to
partnerships                                      86,467                -          86,467                -
Other investments                                 27,135           14,857          27,135           14,857
                                             ------------     ------------    ------------     ------------
    Total segment assets                  $      628,070          417,576         628,070          417,576
                                             ============     ============    ============     ============

Total revenues from real estate securities include interest income, equity in earnings of partnerships that own real estate securities, gains on sales of those securities, servicing fees from acting as special servicer for CMBS transactions and fees earned from managing the partnerships. Operating expenses include the overhead associated with managing the investments and partnerships and costs of the special servicing responsibilities.

THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1998

Overall, operating earnings from real estate securities operations increased to $29.5 million and $70.2 million for the three and nine month periods ended August 31, 1999, respectively, from $15.7 million and $42.6 million for the same periods in 1998. Earnings were higher largely due to the growth of the Company's CMBS portfolio, the greater recognition of earnings due to actual CMBS performance exceeding original expectations and the gain on sale of a portion of the Company's investment in the common stock of Bank United Corporation ("BNKU").

In recording CMBS interest income, the Company records interest received plus the amortization of the difference between the carrying value and the face amount of the securities to achieve a level yield. To date, this has resulted in less recognition of interest income than interest received. The excess interest received is applied to reduce the Company's investment. The Company's initial and ongoing estimates of its returns on CMBS investments are based on a number of assumptions that are subject to certain business and economic conditions, the most significant of which is the timing and magnitude of credit losses on the underlying mortgages.

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

During the quarter ended August 31, 1999, the Company acquired $46.7 million face amount of CMBS for $22.6 million, bringing the year-to-date purchases to $407.8 million face amount with a total purchase price of $181.9 million. The following is a summary of the CMBS portfolio held by the Company at August 31, 1999:

                                            Weighted                                 Weighted     Weighted
                                             Average                                  Average      Average
                                            Interest                    % of Face   Cash Yield   Book Yield
                             Face Amount      Rate        Book Value      Amount        (1)          (2)
                            -------------- ------------ --------------- ----------- ------------ ------------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
BB rated or above              $  238,909        7.42%      $  180,478       75.5%         9.9%        13.4%
B rated                           268,321        6.62%         159,019       59.3%        11.2%        12.2%
Unrated                           721,452        7.35%         170,504       23.6%        29.3%        21.6%
Unrealized gains on
securities and other                    -            -           4,467           -            -            -
                            --------------              ---------------
Total CMBS
portfolio                      $1,228,682        7.21%      $  514,468       41.9%        16.8%        15.8%
                            ==============              ===============

----------------------
(1) Cash yield is determined by annualizing the actual cash received during the month of August 1999, and dividing the result by the book value at August 31, 1999.
(2) Book yield is determined by annualizing the interest income for the month of August 1999, and dividing the result by the book value at August 31, 1999.

Equity in earnings of partnerships represents the Company's participation in a venture, Madison Square Company LLC ("Madison"), which was formed in April 1999. The Company's investment in Madison continues to increase as the venture grows its CMBS portfolio. During the quarter, the venture closed on an additional $409 million of assets bringing the total acquisitions to date to approximately $1.5 billion. The Company's investment in the venture as of the end of the quarter was approximately $86 million out of a total commitment of $125 million. In addition to its investment in the venture the Company also maintains a significant ongoing role in the venture, for which it earns fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services for the venture. Madison has contributed approximately $2.6 million and $3.6 million of equity in earnings of partnerships to the real estate securities line of business for the three and nine month periods ended August 31, 1999, respectively.

The $6.1 million of gains on sales of investment securities represents the sale of 200,000 shares of common stock in BNKU. Early in 1999, the Company received approximately 617,000 shares of BNKU stock in the form of a distribution from one of its partnerships. At August 31, 1999, the Company had a remaining investment of approximately 417,000 shares of BNKU stock which had a market value on that date of approximately $14.3 million.

Management and servicing fees increased to $2.9 million and $6.9 million for the three and nine month periods ended August 31, 1999, respectively, from $2.1 million and $4.3 million for the same periods in 1998. This increase was directly attributable to the growth in the CMBS portfolio period-over-period. The Company is now the special servicer for 55 CMBS transactions with an original face amount of approximately $42 billion.

Operating expenses increased to $2.6 million and $5.8 million during the three and nine month periods ended August 31, 1999, respectively, from $1.0 million and $2.5 million for the same periods in 1998, primarily due to increased personnel and out-of-pocket expenses directly related to the growth of the CMBS business.

REAL ESTATE LOANS

                                                 Three Months Ended               Nine Months Ended
                                                     August 31,                       August 31,
                                             ---------------------------      ---------------------------
(IN THOUSANDS)                                  1999            1998             1999            1998
                                             -----------     -----------      -----------     -----------
Interest income                           $       4,534           5,380           14,045          15,388
Equity in earnings of partnerships                2,569           5,156           18,048          16,971
Management fees                                   1,547             614            5,004           2,107
Other income                                        138             143              426             822
                                             -----------     -----------      -----------     -----------
    Total revenues                                8,788          11,293           37,523          35,288

Operating expenses                                1,036           1,678            4,329           4,426
Minority interest                                   545             546            1,614           1,623
                                             -----------     -----------      -----------     -----------
    Operating earnings                    $       7,207           9,069           31,580          29,239
                                             ===========     ===========      ===========     ===========
Balance sheet data:

Mortgage loans, net                       $      79,351         199,966           79,351         199,966
Investments in and advances to
partnerships                                     76,916          57,912           76,916          57,912
Other investments                                46,827          44,467           46,827          44,467
                                             -----------     -----------      -----------     -----------
    Total segment assets                  $     203,094         302,345          203,094         302,345
                                             ===========     ===========      ===========     ===========

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

THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1998

Loan operating earnings decreased to $7.2 million for the three month period ended August 31, 1999 compared with $9.1 million for the same period in 1998. For the nine month period, loan operating earnings increased 8% to $31.6 million compared with $29.2 million for the same period in 1998.

Interest income declined to $4.5 million and $14.0 million for the three and nine month periods ended August 31, 1999, respectively, from $5.4 million and $15.4 million for the same periods in 1998. For the three month periods ended August 31, 1999 and 1998, equity in earnings of partnerships also experienced a decrease to $2.6 million from $5.2 million. However, for the nine month period ended August 31, 1999, equity in earnings of partnerships increased 6% to $18.0 million from $17.0 million for the same period in 1998. This increase in the year-to-date period was primarily a result of increased loan portfolio resolutions during the first quarter of 1999. Overall, the Company's earnings from the domestic discount loan portfolios are declining as the assets in the partnerships are resolved and sold or paid down. The Company expects the earnings from the domestic discount loan portfolios to continue to run off during the next few quaters while earnings from the Company's Japanese discount loan portfolio investments are not expected to materially impact earnings until at least the year 2000.

As of the end of the quarter, the Company had invested in 13 portfolios of non-performing real estate loans in Japan through partnerships with a total net investment of approximately $55.4 million. In addition, during September 1999, the Company committed to purchase two additional portfolios, increasing its Japanese investment by approximately $6 million. As a result of its loan workout activities, the Company has received cash equity distributions from its Japan investments of approximately $21.5 million, the majority of which were utilized to invest in additional Japan portfolios.

Management fees increased to $1.5 million and $5.0 million for the three and nine month periods ended August 31, 1999, respectively, from $0.6 million and $2.1 million for the same periods in 1998, due to increased disposition fees on the loan portfolio resolutions.

Operating expenses decreased to $1.6 million and $5.9 million for the three and nine month periods ended August 31, 1999, respectively, from $2.2 million and $6.0 million for the same periods in 1998, primarily due to the decrease in expenses associated with managing the diminishing domestic discount loan portfolios, offset somewhat by the increased general and administrative expenses to support the Japan operations.

CORPORATE, OTHER, INTEREST, AND INCOME TAX EXPENSES

THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 1998

Corporate and other net operating expenses increased to $4.3 million and $11.9 million for the three and nine month periods ended August 31, 1999, respectively, from $2.7 million and $8.0 million for the same periods in 1998, primarily due to overall Company growth.

Interest expense increased to $20.8 million and $60.7 million for the three and nine month periods ended August 31, 1999, respectively, from $17.3 million and $34.3 million for the same periods in 1998. These increases were directly attributable to the Company's mortgage notes and other debts payable increasing to $1.2 billion at August 31, 1999 from $1.1 billion at August 31, 1998 and an increase in interest rates on new debt.

Despite an 11% and 28% increase in earnings before income taxes in the three and nine month periods ended August 31, 1999, respectively, compared with the same periods of the prior year, income tax expense increased only slightly to $7.9 million and $27.6 million for the three and nine month periods ended August 31, 1999, respectively, from $7.4 million and $27.0 million for the same periods in 1998. This was primarily the result of tax credits and other related tax deductions from the affordable housing business. These tax credits and related tax deductions allowed the Company's effective tax rate to be reduced to 27% for both the three and nine month periods ended August 31, 1999, respectively, compared to 28% and 34% for the same periods in 1998.

2.  LIQUIDITY AND FINANCIAL RESOURCES

In the nine months ended August 31, 1999, $6.2 million of cash was used in the Company's operating activities compared to $1.0 million provided by these activities for the same period in 1998. The increase in cash flow used in operating activities during the first nine month period of 1999 was primarily due to an increase in restricted cash of $42.9 million and a decrease in cash flow from net earnings of $13.2 million, after adjusting for the effects of non-cash items, whose contribution to cash flow is reflected in cash from investing activities below. These increases in cash flow uses in operating activities were offset by a decrease in mortgage loans held for sale of $25.7 million and an increase in accounts payable and accrued liabilities of $28.7 million.

The Company used $158.0 million of cash in investing activities during the nine months ended August 31, 1999, $232.5 million less than the $390.5 million of cash used for the same period in 1998. For the first nine month period in 1999, although the Company increased its investment in partnerships by $73.3 million, this increase was offset primarily by (1) $58.1 million more in proceeds from sales of real estate, (2) a $75.3 million decrease in real estate purchased, (3) $34.8 million in cash from the syndication of the AHG properties, (4) $19.0 million more in cash distributions from partnerships, (5) $22.0 million more in proceeds from CMBS principal collections, and (6) $75.5 million of cash used in the prior year for the acquisition of AHG.

Financing activities provided $163.4 million of cash during the nine months ended August 31, 1999 compared with $413.2 million for the same period in 1998. The overall decrease in cash flow provided by financing activities was primarily due to pay-downs under repurchase agreements and revolving credit lines of $246.5 million, offset by $21.6 million of net borrowing activity under the Company's mortgage notes and other debts payable.

The Company has financed some of its purchases of CMBS under reverse repurchase lines ("repos"). During the second quarter of 1999, the Company repaid one of its repo lines in full. At August 31, 1999, the Company had one repo line remaining, which finances selected CMBS, of which $106.5 million is outstanding. Subsequent to August 31, 1999, this facility was extended through December 14, 2001 and has two one-year extensions, through December 14, 2003, subject to certain terms. This repo agreement contains provisions which may require the Company to repay amounts or post additional collateral prior to the scheduled maturity date if the market value of the bonds which collateralize it significantly declines.

A significant portion of the Company's existing indebtedness bears interest at variable rates. However, most of the Company's investments generate interest or rental income at essentially fixed rates. Therefore, a material increase in interest rates could increase the Company's interest expense without a corresponding increase in income.

During the first quarter of 1999, the Company issued $100 million of long-term fixed-rate unsecured senior subordinated notes, bringing the Company's total unsecured senior subordinated notes to $300 million, or 25% of the Company's total outstanding debt balance. The $100 million notes bear interest at a fixed rate of 10.5% and have a 10-year term. The Company used the proceeds from the issuance to pay down short-term floating rate debt and for general corporate purposes.

As of August 31, 1999, the Company had scheduled maturities on existing debt of approximately $353.8 million through August 31, 2000. Subsequent to August 31, 1999, approximately $151.6 million of these maturities were extended or refinanced beyond August 31, 2000. The Company believes its availability under existing credit facilities, operating cash flow, unencumbered assets, and its ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet its working capital requirements, debt service and maturities, and short- and long-term needs based upon currently anticipated levels of growth.

YEAR 2000

The Year 2000 ("Y2K") issue results from computer programs having been written with date fields using two digits, instead of four. Consequently, on January 1, 2000 many programs may recognize the "00" as 1900, which could cause system failures and miscalculations.

As part of the spin-off of the Company from Lennar Corporation, the Company was required to segregate its financial systems within an agreed-upon time period. The primary financial systems have been replaced. These systems are warranted to be Y2K compliant. The cost of replacing the primary financial systems was $4.1 million, of which $3.8 million was capitalized.

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

               (b) Reports on Form 8-K:
                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

             SIGNATURE AND TITLE                                 DATE
             -------------------                                 ----

/s/    SHELLY RUBIN
-----------------------------------                        October 15, 1999
Shelly Rubin
Chief Financial Officer (Principal
Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
27.1             Financial Data Schedule.