Form 10-K
period 1999-11-30
LNR PROPERTY CORP
filed 2000-02-28
CIK 1043044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1999

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

                                                          NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                                ON WHICH REGISTERED
COMMON STOCK, PAR VALUE 10(CENT)PER SHARE                NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        YES  X    NO ____

        Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

        As of January 28, 2000, 23,515,678 shares of common stock and 10,058,433 shares of Class B common stock (which can be converted into common stock) were outstanding. Of the total shares outstanding, 22,582,265 shares of common stock and 160,503 shares of Class B common stock, having a combined aggregate market value (assuming the Class B shares were converted) on that date of $409,369,824 were held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY                      PART OF FORM 10-K INTO WHICH
REPORT                                         REFERENCE INTO THIS DOCUMENT IS
                                               INCORPORATED

LNR Property Corporation 1999 Annual Report    Parts I, II and IV
      To Shareholders*

LNR Property Corporation 2000                  Part III
Proxy Statement

* The LNR Property Corporation 1999 Report to Stockholders is incorporated herein only to the extent specifically stated.

================================================================================

                                     PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS THAT ARE SUBJECT TO RISK AND UNCERTAINTY. ALTHOUGH THE COMPANY BELIEVES THE EXPECTATIONS REFLECTED IN ITS FORWARD LOOKING STATEMENTS ARE REASONABLE, IT IS POSSIBLE THEY WILL PROVE NOT TO HAVE BEEN CORRECT, PARTICULARLY GIVEN THE CYCLICAL NATURE OF THE REAL ESTATE MARKET. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD LOOKING STATEMENTS INCLUDE: (A) CHANGES IN INTEREST RATES, (B) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH THE COMPANY OWNS PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY THE COMPANY ARE LOCATED, (C) INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE AND (D) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS.

ITEM 1. BUSINESS.

OVERVIEW

LNR Property Corporation ("LNR" and, together with its subsidiaries, the "Company") is a real estate investment and management company, which structures and makes real estate and real estate related investments and, through its expertise in developing and managing properties and working out underperforming and non-performing commercial loans, seeks to enhance the value of those investments. The Company has been engaged in the development, ownership and management of commercial and multi-family residential properties since 1969. LNR's Chairman, Chief Executive Officer and President have been with the Company and worked together for more than a decade. Over the last six years, revenues and EBITDA have increased at compound annual growth rates of 32.9% and 36.5%, respectively.

LNR was formed by Lennar Corporation ("Lennar") in June 1997 to separate Lennar's real estate investment and management business from its homebuilding business. On October 31, 1997, Lennar distributed the stock of LNR to Lennar's stockholders in a tax-free spin-off (the "Spin-off"). In connection with the Spin-off, the Company agreed that until 2002, it would not engage in homebuilding or related activities (other than purchasing securities backed by residential mortgages and providing financing to homebuilders or land developers) and Lennar agreed that until 2002, it would not engage in various activities in which the Company was engaged at the time of the Spin-off (which is most of the principal activities in which the Company currently is engaged). Activities conducted by Lennar, as predecessor to the Company, of the type currently being conducted by the Company are treated below as historical activities of the Company.

The Company's real estate investment activities primarily consist of:

o acquiring, developing, managing and repositioning commercial and multi-family residential properties,

o acquiring (often in partnership with financial institutions and real estate funds) and managing portfolios of mortgage loans and other real estate related assets,

o investing in unrated and non-investment grade rated commercial mortgage-backed securities ("CMBS") as to which the Company has the right to be special servicer (i.e., to oversee workouts of underperforming and non-performing loans) and

o        making high yielding real estate related loans and equity investments.

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

The Company performs extensive due diligence before making investments in order to evaluate investment risks and opportunities and see whether it will be able to use its skills to enhance the value of the investments. For example, before bidding for a CMBS investment, the Company performs an asset by asset evaluation of the assets underlying the CMBS, including site visits, analyses of rent rolls, vacancy rates and tenant strength, and analyses of the real estate markets in which the properties are located. The Company's formalized pre-investment procedures allow its senior management to exercise significant control and discipline over all its investment decisions.

At November 30, 1999, the Company's assets consisted of :

            Type of Asset          Book Value                    Description/Comment
----------------------------------------------------------------------------------------------------
                                 (IN MILLIONS)
Real estate properties                   $1,108.3  Multi-family apartment buildings, office and
                                                   industrial buildings, retail centers, hotels
                                                   and land.
Real estate securities                      510.9  Unrated and rated tranches of CMBS pools
                                                   acquired at significant discounts from face
                                                   value, as to which the Company has the right to
                                                   be special servicer and can seek to increase
                                                   collections of underlying loans.
Real estate loans                           152.8  Primarily mortgage loans. Also includes loans
                                                   to developers and builders, sometimes with
                                                   profit participations.
Partnerships                                315.9  o Real estate property partnership investments
                                                   of $155.9 million (primarily Lennar Land
                                                   Partners, a partnership with Lennar).
                                                   o A real estate securities partnership
                                                   investment of $90.2 million (Madison Square
                                                   Company, LLC, a vehicle that invests primarily
                                                   in CMBS).
                                                   o Real estate loan partnership investments
                                                   of $69.8 million (primarily partnerships
                                                   which acquired portfolios of loans and/or
                                                   properties at discounts, in both the U.S.
                                                   and Japan. Also includes 20 partnership
                                                   interests in affordable housing communities).
Cash and other assets                       195.1  Cash at November 30, 1999 consisted of $8.6
                                                   million of unrestricted cash and $45.7 million
                                                   of restricted cash, comprised primarily of
                                                   $18.5 million held in trust for asset
                                                   acquisitions and $27.2 million representing
                                                   funds from municipal bonds to finance
                                                   development of affordable housing communities.
                                                   Other assets include several small investments
                                                   in entities in related businesses, accounts
                                                   receivable, interest receivable, deferred costs
                                                   and other.
                                 -----------------
    Total                                $2,283.0
                                 =================

REAL ESTATE PROPERTIES

COMMERCIAL AND MULTI-FAMILY RESIDENTIAL REAL ESTATE

In 1969 Lennar began engaging in the development, ownership and management of commercial and residential multi-family real estate. Its initial activities of this type included acquiring an apartment complex and building and operating small office buildings, local regional shopping centers and other commercial and industrial facilities on properties being developed as part of Lennar's homebuilding operations. Gradually, this was expanded to general development, acquisition and active management of commercial and residential multi-family rental real estate, as well as acquiring land for development and sale or leasing for commercial uses. Among other things, these activities helped offset the cyclical nature of Lennar's homebuilding business. In most instances, the Company uses outside management companies to perform day-to-day property management activities. In those instances, the Company's employees closely supervise the operation of the commercial properties and the activities of the outside management companies. At November 30, 1999, the Company's portfolio included 17 shopping centers with 1.5 million square feet of rentable space, 16 office buildings with 4.2 million square feet of rentable space, nine industrial properties with 1.8 million square feet of rentable space, approximately 12,400 apartment units (in 71 communities, of which 60 qualify for Low-Income Housing Tax Credits, as discussed below), a mobile home park and five hotels.

The shopping centers the Company owns and operates include eight small regional shopping centers (sometimes referred to as "strip centers"), with between 12,000 square feet and 71,000 square feet of rentable store space, as well as parking areas and public areas, and nine larger shopping centers, with 58,000 square feet to 409,000 square feet of rentable store space. All of the small regional centers are located in Florida. Of the larger shopping centers, four are in Florida, three are in Arizona, one is in California and one is in Louisiana.

The Company's 16 office buildings range from one to 36 stories and have an aggregate of 4.2 million square feet of rentable office space. Six of the office buildings are in California, four are in Florida, two are in Georgia, one is in Utah, one is in Louisiana, one is in Virginia and one is in North Carolina. The Company's nine industrial properties range from 46,000 square feet to 747,000 square feet of usable floor space. Seven of the industrial properties are in California, one is in Florida and one is in Texas.

The Company's 71 apartment communities range in size from 40 to 600 units.

The apartment communities are geographically located as follows:

                                      NUMBER OF
STATE                                PROPERTIES
-----                                ----------
Washington                                17
Oregon                                    10
Texas                                      6
Nevada                                     5
Arizona                                    4
New Mexico                                 4
Virginia                                   4
California                                 3
Illinois                                   3
Montana                                    3
Pennsylvania                               3
Colorado                                   2
Florida                                    2
Wisconsin                                  2
Georgia                                    1
Idaho                                      1
Maryland                                   1
                                       ----------
                                          71
                                       ==========

During 1998, the Company entered the business of owning, developing and syndicating multi-family and senior housing residential rental communities, which qualify for Low-Income Housing Tax Credits, by acquiring controlling interests in a group of entities known as the Affordable Housing Group ("AHG"). AHG, as part of LNR, continues to grow and as of November 30, 1999 AHG had investments in approximately 8,300 residential rental apartments (60 properties), many of which qualify for Low-Income Housing Tax Credits. Approximately 90% of the rental communities were constructed by AHG or under its supervision. AHG acquired the other rental communities after they were completed. At November 30, 1999, the Company's balance sheet included AHG balances as follows: properties of approximately $260 million, investments in partnerships of approximately $12 million and approximately $185 million of property-specific mortgage financing that is non-recourse to the Company. The Company paid $81 million to purchase the original interests in AHG.

During 1999, the Company syndicated and sold most of the benefit of tax credits related to eleven AHG properties by placing limited partnership interest in the entities which own the properties into a new limited liability company and selling a 90% interest in that limited liability company. The Company realized a gain of approximately $8 million from the transaction and still retained a 10% interest in the syndicated properties through the 10% interest retained in the limited liability company. The Company expects to continue acquiring, developing, operating and syndicating residential communities which qualify for Low-Income Housing Tax Credits.

The five hotels owned by the Company have or will have a total of 1,155 rooms. Two of the hotels, representing 356 rooms, are under development. The other three are managed by national chains under management contracts which can be terminated by either party on 30 days' notice.

In addition to the Company's operating properties, the Company owns a substantial amount of commercially zoned land, 1.7 million square feet of which is leased to others under long-term ground leases and 809 acres of which is to be used for specific projects or sold.

The Company maintains a program of liability, property loss and damage and other insurance which covers all the Company's properties and which the Company believes is adequate to protect it against all reasonably foreseeable material insurable risks.

The Company's financing strategy with regard to its real estate portfolio normally is to obtain financing secured by specific assets when they are acquired. This type of financing usually is short- or intermediate-term. However, the Company sometimes seeks more permanent financing in cases where the market for an asset makes long-term debt an attractive option and the loan can be assumed or prepaid.

LENNAR LAND PARTNERS

Before the Spin-off, Lennar and the Company transferred to a general partnership, which is 50% owned by the Company and 50% owned by Lennar, parcels of land or interests in land and other assets which had a total book value on Lennar's books at October 31, 1997 of approximately $372.4 million. In 1999, certain assets and liabilities of this land partnership were contributed at net book value to a second general partnership and Lennar and the Company each received 50% general partnership interests in the second partnership. The two partnerships are collectively referred to as Lennar Land Partners ("LLP"). The land was acquired by Lennar primarily to be used for residential home development. The parcels of land or interests in land contributed by the Company had been contributed to the Company by Lennar so the Company could contribute them to LLP and receive a 50% interest in LLP. From November 1, 1997 through November 30, 1999, LLP had land sale revenues of $450.5 million, of which $203.2 million was from sales to Lennar. During that period, LLP obtained control of approximately 9,600 additional homesites, primarily through partnership arrangements. At November 30, 1999, LLP's land consisted of approximately 21,145 potential home sites in 28 communities, of which 16 communities with 13,570 potential home sites are in Florida, two communities with 486 potential home sites are in Arizona, five communities with 2,340 potential home sites are in Texas and five communities with 4,749 potential home sites are in California. Approximately 9% of the land was developed and ready to be built upon, 40% of the land was in various stages of development and 51% of the land was totally undeveloped.

When Lennar contributed land to the Company and to LLP in 1997, Lennar retained options to purchase up to approximately 22% of the contributed land at prices it established. Through November 1999, almost all the options relative to the originally contributed land had either been exercised or terminated. On November 30, 1999, Lennar obtained options to purchase up to an additional 6,300 homesites at prices it established, subject to agreement by the Company. The remaining land is available for sale to independent homebuilders or to Lennar at prices determined from time to time, which, as is discussed below, the Company must approve.

LLP has an agreement with Lennar under which Lennar, for a fee, administers all day-to-day activities of LLP, including overseeing planning and development of properties and overseeing sales of land to Lennar and other builders.

LLP is governed by an Executive Committee consisting of representatives of Lennar and of the Company, with Lennar's representatives and the Company's representatives each having in total one vote. This, in effect, gives each of Lennar and the Company a veto with regard to matters presented to the Executive Committee. LNR's by-laws require that all significant decisions relating to LLP be approved by a Board of Directors committee consisting entirely of directors who have no relationship with Lennar.

Lennar may, but is under no obligation to, offer additional properties to LLP. Lennar is free to acquire properties for itself without any consideration of whether those properties might have been appropriate for LLP. The Company is, in effect, able to veto any proposals that LLP acquire properties proposed by Lennar. Arrangements with regard to particular properties might include, (i) options to Lennar to purchase all or portions of properties, (ii) rights of first refusal for Lennar to acquire lots if other builders propose to acquire them, or (iii) buy/sell arrangements under which, if Lennar wanted to purchase lots on which it did not have an option, it would propose a purchase price and the Company would have the option to approve the sale to Lennar at that price or to purchase the lots for that price (probably in order to resell them to someone who would be willing to pay a higher price).

The Company might seek to acquire commercial portions of properties owned or acquired by LLP or options relating to them. If it did, Lennar could, if it wanted to do so, veto acquisitions by the Company.

LLP has a $125 million revolving line of credit, and a $100 million term loan, each of which matures in 2001. If LLP defaults under those credit facilities, the lenders have the right to require the Company, together with Lennar, to purchase LLP's obligations to the lenders, or a portion of them. However, if the default is failure to meet financial covenants, the lenders must give Lennar and the Company the opportunity to cure the default. Many of LLP's assets are subject to non-recourse mortgage loans. The revolving line of credit is available to supplement financing which is available with regard to specific properties. As of November 30, 1999, there was $0.1 million outstanding under the revolving line of credit, and $43.2 million outstanding under the term loan.

REAL ESTATE SECURITIES

INVESTMENTS IN CMBS

As a further use of its loan and real estate workout capabilities, the Company acquires unrated and non-investment grade rated subordinated CMBS and provides "special servicing" for the mortgage pools to which they relate. Fitch IBCA, Inc., which rates special servicers of CMBS on the basis of management team, organizational structure, operating history, workout and asset disposition experience and strategies, information systems, investor reporting capabilities and financial resources, has given the Company Fitch's highest rating. At November 30, 1999, the Company was entitled to be the special servicer with regard to 55 securitized commercial mortgage pools and had investments in unrated junior CMBS related to 52 of those pools. Special servicing is the business of managing and working out the problem assets in a pool of commercial mortgages or other assets. For example, when a mortgage in a securitized pool goes into default, the special servicer negotiates with the borrower on behalf of the pool to resolve the situation. The Company uses as special servicer essentially the same workout skills it applies with regard to its distressed asset portfolios. Because the holders of the unrated CMBS receive everything that is collected after the more senior levels of CMBS have been paid in full, the Company and other holders of unrated CMBS are the principal beneficiaries of increased collections. Therefore, ownership of the unrated CMBS gives the Company an opportunity to profit from its special servicing in addition to receiving fees for being special servicer. The Company has not purchased unrated CMBS unless it has had the right to be the special servicer of the mortgage pools to which they relate.

The Company also, in some instances, purchases non-investment grade rated subordinated CMBS relating to commercial mortgage pools as to which the Company will act as special servicer. The Company expects to receive a yield on these securities based on the stated interest and amortization of the Company's purchase discount. The ratings of the subordinated CMBS are sometimes upgraded by the rating agencies if the performance of the pool exceeds initial expectations. This increases their market values and gives the Company an opportunity to achieve gains on the sale of the securities, as well as receiving the stated interest while it holds them. Therefore, purchases of non-investment grade rated subordinated securities, like purchases of unrated junior securities, are a means for the Company to profit from its workout skills.

Particularly in periods of falling interest rates, there often are prepayments of mortgages underlying CMBS. Because the Company usually purchases CMBS at significant discounts from their face amounts, prepayments tend to increase the Company's yield as a percentage of its investment.

The Company is currently financing its purchases of CMBS through cash flow from operations and borrowings under medium-term and short-term revolving credit lines, repurchase lines and medium-term financing provided by sellers or underwriters of the CMBS.

MADISON SQUARE COMPANY LLC

In early April 1999, the Company entered into a venture, Madison Square Company, LLC ("Madison"), to acquire approximately $2.2 billion of high-yielding real estate related assets. The original partners included an affiliate of Credit Suisse First Boston ("CSFB") and a company controlled by real estate investor Peter Bren. The original partners have total equity commitments of $440 million, $125 million of which is provided by the Company. On November 4, 1999, the venture admitted a new partner, a major life insurance company, whose $50 million commitment brought the total equity commitments to $490 million.

CSFB has provided a credit facility to fund up to $1.76 billion of financing to the venture, which is non-recourse to the partners.

At November 30, 1999, the Company's investment in the venture was approximately $90 million, representing a 25.8% ownership interest. The Company maintains a significant ongoing role in the venture, for which it earns fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services. The Company also has an effective veto on Madison's investments.

REAL ESTATE LOANS

COMMERCIAL REAL ESTATE LENDING

The Company holds mortgage loans made with regard to commercial properties or properties being developed as residential communities, which are generally made to the developers and builders themselves. At November 30, 1999, the Company held 13 mortgage loans with a total outstanding principal balance of $143.0 million and seven loans to developers and builders with a total outstanding principal balance of $17.2 million. The states in which the properties securing the Company's mortgage loans were located were as follows:

                           (IN THOUSANDS)

                                  State               Principal Amount of Loans
                           ---------------------      --------------------------
                           Nevada                             $          46,525
                           California                                    44,941
                           Massachusetts                                 43,200
                           Texas                                         21,000
                           Florida                                        3,559
                           Other                                          1,000
                                                                 ---------------
                           Total                              $         160,225
                                                                 ===============

The mortgage loans are primarily first mortgage loans secured by commercial real estate. Some of the mortgage loans are structured junior loan participations in high-quality short- to medium-term variable rate first mortgage real estate loans. The mortgage loans on residential communities, which are made to the developers or builders, are usually subordinate to construction loans, and often provide the Company, in addition to interest income, participations in profits after the developers or builders have achieved specified financial targets. The types of loans and collateral held by the Company at November 30, 1999, were as follows:

            (IN THOUSANDS)

                     Type of Loan                      Principal Amount of Loans
            ----------------------------               -------------------------
            Mortgage loans
               Convention center                                   $     45,000
               Mixed use                                                 43,200
               Office buildings                                          38,101
               Multi-family                                              11,977
               Industrial park                                            2,290
               Residential land                                           1,071
               Shopping center and other                                  1,347
            Developer and builder loans                                  17,239
                                                                    ------------
            Total                                                  $    160,225
                                                                    ============

The Company identifies opportunities to make commercial and residential development loans through relationships with other real estate companies and developers and brokers.

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

PORTFOLIOS OF COMMERCIAL MORTGAGE LOANS

In the early 1990's, the Company began acquiring, directly and through partnerships, portfolios of commercial mortgage loans and related pools of owned real estate assets in the United States. Its first transaction of this type was a partnership with The Morgan Stanley Real Estate Fund, which acquired from Resolution Trust Corporation a portfolio of almost $1 billion face value of assets consisting of more than 1,000 mortgage loans and 65 properties. Its second transaction of this type was a partnership portfolio acquisition in 1993 which included a portfolio of real estate assets with a face amount of more than $2 billion, in what the Company believes is one of the largest real estate portfolio acquisitions ever to take place in the United States. Since 1993, the Company has formed 10 additional partnerships with several different investment banking firms and real estate funds to purchase and handle workout activities regarding portfolios of distressed commercial loans and related real estate. The Company's partners in these additional partnerships included affiliates of Blackrock Group, Lehman Brothers Inc., Morgan Stanley Dean Witter and Westbrook Partners. Involvement of these partners both gave the Company access to investment opportunities it might not otherwise have had and reduced the amount the Company had to invest to acquire interests in large portfolios.

In each of these partnerships, one of the Company's subsidiaries acts as the managing general partner and conducts the business of the partnership. The Company earns management fees and asset disposition fees from the partnerships and has carried interests in cash flow and sales proceeds once the partners have recovered their capital and achieved specified returns. The Company's original investments ranged from 15% to 50% of the partnerships' capital and totaled $165 million, out of a total of $684 million invested in the partnerships. By November 30, 1999, the partnerships had distributed a total of $1.3 billion to the partners, of which $391 million had been distributed to the Company. The Company also received management and asset disposition fees totaling approximately $58.2 million. As the U.S. real estate markets strengthened in the late 1990's, substantially fewer large real estate portfolios became available at what the Company viewed as attractive prices. The Company has not participated in a partnership which acquired a portfolio of underperforming real estate assets in the United States since August 1996 (although the Company has participated in several partnerships which acquired portfolios of underperforming and non-performing commercial mortgage loans in Japan). Currently, the partnerships the Company formed are engaged primarily in enhancing and disposing of assets in the portfolios they acquired, as well as collecting sums paid with regard to portfolio assets.

The portfolio loans consist primarily, but not entirely, of fixed-rate first mortgage loans secured by office and industrial buildings, shopping centers and multi-family residential properties. They are not covered by credit insurance.

The Company's principal activity with respect to distressed portfolios is to manage the workout of non-performing loans, including negotiating new or modified financing terms and foreclosing on defaulted loans. The assets generally are held only as long as is required to enhance their value and prepare them for sale. The Company believes its workout and property rehabilitation skills are the principal reasons financial institutions have sought the Company as a partner in acquiring portfolios of distressed assets and have given the Company management control of the partnerships.

Debt financing for partnerships' acquisitions of real estate related asset portfolios has usually been on a non-recourse basis and with no guaranties by the Company or any other of the partners. In some cases, the lender must be repaid in full before a partnership can make cash distributions to the Company and its partners. The Company's financing strategy with regard to real estate related asset portfolios in which it invests directly is to seek financing with maturities which match the underlying loans. This type of financing usually gives lenders recourse to those of the Company's subsidiaries which acquire particular asset portfolios.

During 1998, the Company entered into several partnerships to acquire portfolios of non-performing commercial mortgage loans in Japan, where it has an office to oversee its loan workout and real estate asset management operations. The Company has now invested in 15 portfolios of non-performing loans in Japan. As of November 30, 1999, the total investment in these partnerships was $49.6 million. At this point, there can be no assurance that these new investments will achieve the same level of results as the distressed U.S. portfolio business has.

MARKET RISK ON FINANCIAL INSTRUMENTS

The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows, the value of its CMBS and other interest earning assets held for sale and the level of realized gains from sales of assets. As changes in market conditions occur, interest rates can either increase or decrease. As interest rates move, interest expense from the variable component of the Company's debt balances will move in the same direction. With respect to its CMBS and a portion of its mortgage loan portfolios, changes in interest rates generally do not affect the Company's interest income as these investments are predominately fixed rate. However, the fair value of the portion of the Company's CMBS portfolio that is available-for-sale will move inversely to changes in interest rates. Changes in the market value of these investments do not affect the Company's consolidated earnings as mark-to-market adjustments are not reflected in the Company's net income until particular assets are sold.

The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. The Company may use a variety of financial instruments to reduce its interest rate risk. On the debt side, from time to time, the Company uses interest rate swap agreements whereby the Company exchanges its variable interest on certain debt balances for another party's obligation to pay fixed interest. This allows the Company to reduce the effects (positive or negative) of interest rate changes on operations. These agreements are entered into for specific property-level financings and are generally matched with the debt relative to term and principal amount. These financial instruments carry a number of risks, including a risk of non-performance on the part of the counterparty and a risk that the financial instrument will not function as expected. In addition, a significant portion of the Company's debt is not subject to interest rate fluctuations because it bears interest at a fixed rate. On the asset side, the Company periodically sells treasury securities short to hedge a portion of its available-for-sale CMBS portfolio. At November 30, 1999, the Company was obligated to deliver $62.5 million of securities it had sold short. This offsets the impact of interest rate movements on the market value of a portion of the Company's CMBS portfolio. Additionally, all of the Company's variable rate mortgage loans held for investment are collateral for variable rate debt, which also minimizes the impact of interest rate movements on such assets.

The following table presents certain information on the Company's assets and liabilities which are sensitive to interest rate changes at November 30, 1999:

                                                                                                                BOOK
                                     2000       2001       2002      2003       2004    THEREAFTER   TOTAL(1)   VALUE     FAIR VALUE
                                     ----       ----       ----      ----       ----    ----------   -------   ------     ----------
                                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Rate Sensitive Assets
     Interest earning cash and
         cash equivalents          $104,269          -         -          -          -         -   104,269     104,269     104,269
     Available-for-sale
         investment securities (1)   41,454     14,471    17,638     10,808      5,804   418,199   508,374     343,092     343,092
     Weighted average interest
         rate (3)                      7.2%       7.0%      7.0%       6.9%       6.9%      6.9%
     Mortgage loans held for
         sale (1)                    61,721      5,433     4,515          -          -         -    71,669      60,201      70,764
     Weighted average interest
         rate (3)                     11.2%      11.7%     11.9%          -          -         -
     Variable rate mortgage
         loans held for
         investment (1)               8,000          -    56,200     11,040          -         -    75,240      75,240      75,240
     Weighted average interest
         rate (3)                     12.0%      11.9%     11.9%      11.7%          -         -
Rate Sensitive Liabilities
     Variable rate mortgage
         loans and other debts
         payable (1)                352,554    184,521   216,761    111,307     45,337    52,173   962,653     962,653     962,653
     Weighted average interest
         rate (3)                      7.9%       7.8%      7.6%       7.3%       7.2%      7.1%

Off balance sheet financial
   instruments
     Variable-to-fixed interest
         rate swap agreements (2)    61,172          -    16,000          -     14,000    19,900   111,072           -       1,514
     Weighted average interest
         rate (3)                      6.4%          -      6.9%          -       5.7%      6.5%

-----------------
(1) Estimated future cash flows (carrying amounts plus estimated discounts) using expected maturities.
(2)      Notional principal amounts at scheduled maturities.
(3)      Weighted average interest rates represent stated rates.

In addition to the assets shown above, the Company has fixed rate investments in CMBS and mortgage loans which it intends and has the ability to hold until maturity. The Company's investment in CMBS which is classified as held-to-maturity has a book value of $167.8 million at November 30, 1999. This investment has stated maturities through 2032 and is expected to return principal of $10.9 million in 2000; $47.3 million in 2001; $11.2 million in 2002; $6.0 million in 2004 and $428.2 million, thereafter. The Company's investment in fixed rate loans which are held for investment have a book value of $17.4 million at November 30, 1999 and is expected to return principal amounts of $2.1 million in 2000; $0.8 million in 2001; $2.9 million in 2002; $16.3 million in 2003; $0.3 million in 2004 and $0.4 million, thereafter. These fixed rate investments are held to maturity and the future cash flows are not expected to be negatively affected by changes in market interest rates.

The following table presents certain information on the Company's assets and liabilities which are sensitive to interest rate changes at November 30, 1998:

                                                                                                                  BOOK
                                      1999       2000       2001      2002      2003     THEREAFTER  TOTAL (1)    VALUE   FAIR VALUE
                                      ----       ----       ----      ----      ----     ----------  ---------   ------   ----------
                                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
Rate Sensitive Assets
     Interest earning cash and
         cash equivalents           $  84,681          -         -          -         -          -    84,681      84,681     84,681
     Available-for-sale
         investment securities (1)     11,100     35,898    67,369     10,808    10,000    274,028   409,203     300,171    300,171
     Weighted average interest
         rate (3)                        7.7%       7.9%      8.3%       7.5%      7.5%       7.4%
     Mortgage loans held for
         sale (1)                      16,751     54,575    10,497      4,828         -          -    86,651      75,729     84,588
     Weighted average interest
         rate (3)                       10.8%      10.2%     11.8%      12.0%         -          -

Rate Sensitive Liabilities
    Variable rate mortgage
         loans and other debts
         payable (1)                  278,622    189,714   128,226     19,085       575     43,851   660,073     660,073    660,073
    Weighted average interest
         rate (3)                        6.8%       6.7%      6.7%       6.5%      6.4%       6.4%

Off balance sheet financial
   instruments
     Variable-to-fixed interest
         rate swap agreements (2)      20,600      7,951         -     16,000         -     21,000    65,551           -       (325)
     Weighted average interest
         rate (3)                        6.7%       6.4%         -       6.9%         -       7.8%

-----------------
(1) Estimated future cash flows (carrying amounts plus estimated discounts) using expected maturities.
(2)      Notional principal amounts at scheduled maturities.
(3)      Weighted average interest rates represent stated rates.

COMPETITION

In virtually all aspects of its activities, the Company competes with a variety of real estate development companies, real estate investment trusts, investment firms, investment funds and others. The principal area of competition is for the purchase of real estate assets and securities at prices which the Company believes will enable it to achieve its desired returns. As the real estate industry improved over most of the past several years, the Company encountered increased competition in several of the markets in which it competes, including its efforts to purchase certain types of real estate and CMBS, as well as real estate lending. The Company believes that its access to investment opportunities through its relationships and presence in markets across the country, its ability to quickly underwrite and evaluate those opportunities and its expertise in real estate workout and management helped the Company to compete effectively in the purchase of those types of assets. In addition, its experience in adding value to real estate and its top rating as a special servicer to CMBS transactions often attract firms which have access to attractive investment opportunities but who do not have the Company's skills.

While the fundamentals of the real estate market remained strong, liquidity concerns created turmoil in the market place during the fourth quarter of 1998 causing a sharp decline in the market prices of real estate related securities. This caused a number of firms to record significant losses, and led to at least one major CMBS investor to file under Chapter 11 of the Bankruptcy Code. Since that time, market prices of real estate securities have stabilized. The Company was not materially affected by the decline in prices of real estate related securities because:

o The Company usually acquires real estate related securities for their long-term yields and to benefit from increases in the values of the underlying assets (both of which have remained strong), not as short-term investments. Therefore, temporary fluctuations in market prices of securities do not affect the Company's net income while it holds the securities.

o The Company does not originate mortgages for securitization and therefore was not required to sell them at a loss when the securitization market weakened.

o The Company had not recognized "gain on sale" non-cash income from retained residuals of securitized asset pools.

o The Company remained liquid primarily as a result of a diversified debt structure, longer debt maturities and limited mark-to-market provisions.

Based on the above, the Company believes it was at a competitive advantage and was able to use the market weakness as an opportunity to make strategic investments.

Competitive conditions relating to shopping centers, office buildings, industrial properties, residential apartment buildings and hotels owned or operated by the Company vary depending on the locations of particular properties. Most often these facilities compete for tenants or other users based on their locations, the facilities provided and the pricing of the leases or room rates. As general economic conditions have improved in 1998 and 1999, occupancies generally increased in many of the Company's markets, which helped to reduce the effects of competition on existing properties and has allowed for, in certain instances, new development.

The Company is not a significant national competitor with regard to any of the properties it owns.

INVESTMENT COMPANY ACT

The Company intends to conduct its business at all times so as not to become regulated as an investment company under the Investment Company Act of 1940. Accordingly, the Company does not expect to be subject to the restrictive provisions of the Investment Company Act. The Investment Company Act exempts, among others, entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under the current interpretation of the staff of the Securities and Exchange Commission, to qualify for this exemption, the entity must maintain at least 55% of its assets in Qualifying Interests, and maintain an additional 25% in Qualifying Interests or other real estate-related assets. The Company's investments in real estate and mortgage loans generally constitute Qualifying Interests and the Company believes its investments in subordinated CMBS constitute Qualifying Interests when it has the right, as special servicer, to foreclose upon properties which secure loans that back the CMBS and to take the other actions a servicer may take in connection with defaulted loans. Analysis of the Company's assets at November 30, 1999 indicated that (a) more than 55% of its assets were Qualifying Interests, and (b) more than 80% of its assets were Qualifying Interests and other real estate-related assets indicating that it qualifies for this exemption. If, however, due to a change in the Company's assets, or a change in the value of particular assets, the Company was to become an investment company which is not exempt from the Investment Company Act, either the Company would have to restructure its assets so it would not be subject to the Investment Company Act, or the

Company would have to change materially the way it conducts its activities. Either of these changes could require the Company to sell substantial portions of its assets at a time it might not otherwise want to do so, and the Company could incur significant losses as a result. Further, in order to avoid becoming subject to the requirements of the Investment Company Act, the Company may be required at times to forego investments it would like to make or otherwise to act in a manner other than that which its management believes would maximize its earnings.

REGULATION

Commercial properties owned by the Company or partnerships in which it participates must comply with a variety of state and local regulations relating to, among other things, zoning, treatment of waste, construction materials which must be used and some aspects of building design.

In its loan workout activities, the Company sometimes is required to comply with a number of federal and state laws designed to protect debtors against overbearing loan collection techniques. However, most laws of this type apply to consumer level loans (including home mortgages), but do not apply to commercial loans.

The Company's hotels have to be licensed to conduct various aspects of their businesses, including sales of alcoholic beverages.

EMPLOYEES

At November 30, 1999, the Company had 482 full time and 10 part time employees, of whom 10 were senior management, 58 were corporate staff, 269 were engaged in asset acquisitions, loan workouts and rehabilitation and disposition of properties and 155 were hotel personnel.

None of the Company's employees is represented by a union. The Company believes its relationships with its employees are good.

ITEM 2.  PROPERTIES.

For information about properties owned by the Company for use in its commercial activities, see Item 1.

The Company maintains its principal executive offices at 760 Northwest 107th Avenue, Miami, Florida, in a building which was built and is owned by the Company. Those offices consist of approximately 17,000 square feet. The Company has additional offices in various office buildings owned by the Company and it leases offices in seven other facilities.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not subject to any legal proceedings other than suits in the ordinary course of its business, most of which are covered by insurance. LNR believes these suits will not, in aggregate, have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

The information required by Item 5 is incorporated by reference from page 53 of the Company's 1999 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by Item 6 is incorporated by reference on page 25 of the Company's 1999 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by Item 7 is incorporated by reference from pages 26 through 34 of the Company's 1999 Annual Report to Stockholders.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by Item 7a is included in Item 1 above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 8 is incorporated by reference from pages 35 through 53 of the Company's 1999 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information about the Company's directors is incorporated by reference to the definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2000 (120 days after the end of the Company's fiscal year). The following individuals were LNR's executive officers at the date of this report:

Name/Position                                          Age      Year of Election
-------------                                          ---      ----------------

Stuart A. Miller
    Chairman of the Board and Director                 42             1997

Steven J. Saiontz
    Chief Executive Officer and Director               41             1997

Jeffrey P. Krasnoff
    President and Director                             44             1997

Shelly Rubin
    Vice President and Chief Financial Officer         37             1997

Robert Cherry
    Vice President                                     37             1997

Steven I. Engel
    Vice President                                     53             1997

Mark A. Griffith
    Vice President                                     43             1997

David G. Levin
    Vice President                                     44             1997

Ronald E. Schrager
    Vice President                                     38             1997

David O. Team
    Vice President                                     39             1997

Steven N. Bjerke
     Corporate Controller                              38             2000

Margaret A. Jordan
    Treasurer and Secretary                            48             1997

Stuart A. Miller is the Company's Chairman of the Board. Mr. Miller became the Chairman of the Board of LNR when the Company was formed in June 1997. Mr. Miller has been the President and Chief Executive Officer of Lennar since April 1997. For more than five years prior to April 1997, Mr. Miller was a vice president of Lennar and held various executive positions with Lennar subsidiaries, including being the president of its principal homebuilding subsidiary from December 1991 to April 1997 and the president of its principal real estate investment and management division (the predecessor to a substantial portion of the Company's business) from April 1995 to April 1997. Mr. Miller is currently a Director of Lennar. He is the son of Leonard Miller (co-founder and Chairman of the Board of Lennar) and the brother-in-law of Steven J. Saiontz.

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

Shelly Rubin is a Vice President and the Chief Financial Officer of LNR. She became a Vice President and Chief Financial Officer when the Company was formed in June 1997. From May 1994 until June 1997, she was the principal financial officer of Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business). From 1991 until May 1994, Ms. Rubin was employed by Burger King Corporation as the controller for its real estate division.

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

Steven I. Engel is a Vice President of LNR, responsible for managing the Japan office. From 1992 until 1997, Mr. Engel primarily was responsible for the special servicing of the CMBS portfolio for LNR and Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business). From 1987 to 1992, Mr. Engel was a real estate developer and attorney.

Mark A. Griffith is a Vice President, responsible for managing LNR's Eastern Regional Division. From February 1990 until October 1997, Mr. Griffith had similar responsibilities for Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business).

David G. Levin is a Vice President, responsible for sourcing and evaluating new investment opportunities. From February 1992 until early 1997, Mr. Levin was responsible for managing the Miami Division of Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business), which was at that time primarily focused on partnerships with the Morgan Stanley Real Estate Fund. Prior to that he had various positions with commercial real estate firms including managing director of Bear Stearns Real Estate Group.

Ronald E. Schrager is a Vice President, responsible for managing the Miami Division of LNR, which is primarily focused on CMBS/special servicing. Since August 1992, he held several positions in Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business), managing various areas. Prior to that he served as a vice president of Chemical Bank's Real Estate Finance Group.

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

Steven N. Bjerke is the Company's Controller. He assumed this position in January 2000. Mr. Bjerke joined LNR in April 1999 as Vice President of Strategic Planning. From February 1990 to March 1999, Mr. Bjerke was employed by Ryder System, Inc., where he held various positions in the accounting and finance functions, most recently as group director of planning for Ryder's truck leasing and rental division.

Margaret A. Jordan is the Company's Treasurer and Secretary. She became the Secretary of LNR in January 2000. Ms. Jordan has been the Treasurer of LNR since joining the Company in September 1997. From February 1993 to August 1997, Ms. Jordan worked as an independent contractor and financial consultant to real estate businesses. From June 1987 to January 1993, Ms. Jordan was employed by Atlantic Gulf Communities Corporation, serving as assistant treasurer and then senior vice president and treasurer.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference from pages 8 through 12 of the Company's 2000 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2000 (120 days after the end of the Company's fiscal year).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference from pages 4 through 5 of the Company's 2000 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2000 (120 days after the end of the Company's fiscal year).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference from pages 9 through 10 of the Company's 2000 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2000 (120 days after the end of the Company's fiscal year).

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(A) 1.  Financial Statements

               Items A through E are incorporated by reference from pages 35 through 53 of the Company's 1999 Annual Report to Stockholders.

               Combined financial statements of Lennar Land Partners
               and Lennar Land Partners II as of November 30, 1999 and
               1998 and for the years ended November 30, 1999 and 1998
               and the period October 31, 1997 (Inception) to
               November 30, 1997.                                          F-1

    2.  Consolidated Financial Statement Schedules

               Report of Independent Auditors                              F-13

               Schedule II - Valuation and Qualifying Accounts             F-14

               Schedule III - Real Estate and Accumulated Depreciation     F-15

               Schedule IV - Mortgage Loans on Real Estate                 F-16

(B) 1.   Report on Form 8-K

         NONE

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

         10.10 Revolving Credit Agreement dated as of November 6, 1997, by and between Lennar Capital Services, Inc. and The Bank of New York.*

         10.11 Reverse Repurchase Agreement dated as of June 7, 1996, between CS First Boston (Hong Kong) Limited and Lennar Financial Services, Lennar MBS, Inc., Lennar Securities Holdings, Inc., and LFS Asset Corp.*

         10.12 Credit Agreement dated as of May 15, 1998, between LNR Florida Funding, Inc., and German American Capital Corporation.*

         10.13 Amended and Restated Credit Agreement dated as of October 4, 1999, by and between LNR Florida Funding, Inc., and German American Capital Corporation.

         10.14    LNR Property Corporation Savings Plan.

         10.15 Partnership Agreement by and between Lennar Land Partners Sub II, Inc. and LNR Land Partners Sub II, Inc.

         11.1     Statement Regarding Computation of Earnings Per Share.

         13.1     Pages 25 through 53 of the 1999 Annual Report to Stockholders.

         21.1     List of subsidiaries.

         27.1     Financial Data Schedule.

----------------------
* Previously filed.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNR PROPERTY CORPORATION

/s/ STEVEN J. SAIONTZ                                          February 25, 2000
---------------------------------------
Steven J. Saiontz
Chief Executive Officer and Director
(Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

             Signature and Title                                     Date
             -------------------                                     ----

/s/ STUART A. MILLER                                           February 25, 2000
---------------------------------------
Stuart A. Miller
Chairman of the Board and Director

/s/  STEVEN J. SAIONTZ                                         February 25, 2000
---------------------------------------
Steven J. Saiontz
Chief Executive Officer and Director
(Principal Executive Officer)

/s/  JEFFREY P. KRASNOFF                                       February 25, 2000
---------------------------------------
Jeffrey P. Krasnoff
President and Director

/s/  SHELLY RUBIN                                              February 25, 2000
---------------------------------------
Shelly Rubin
Vice President and Chief
Financial Officer (Principal
Financial Officer)

/s/  STEVEN N. BJERKE                                          February 25, 2000
---------------------------------------
Steven N. Bjerke
Corporate Controller (Principal
Accounting Officer)

/s/  LEONARD MILLER                                            February 25, 2000
---------------------------------------
Leonard Miller
Director

/s/  SUE M. COBB                                               February 25, 2000
---------------------------------------
Sue M. Cobb
Director

/s/ CARLOS M. DE LA CRUZ                                       February 25, 2000
---------------------------------------
Carlos M. de la Cruz
Director

/s/  BRIAN L. BILZIN                                           February 25, 2000
---------------------------------------
Brian L. Bilzin
Director

REPORT OF INDEPENDENT AUDITORS

To the Partners of Lennar Land Partners and Lennar Land Partners II:

We have audited the accompanying combined balance sheets of Lennar Land Partners and Lennar Land Partners II, all of which are under common ownership and common management, (collectively, the "Partnerships") as of November 30, 1999 and 1998, and the related combined statements of operations, cash flows and partners' capital for the years ended November 30, 1999 and 1998 and the period from inception (October 31, 1997) to November 30, 1997. These combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Lennar Land Partners and Lennar Land Partners II at November 30, 1999 and 1998, and the combined results of their operations and their combined cash flows for the years ended November 30, 1999 and 1998 and the period from inception (October 31, 1997) to November 30, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
January 11, 2000

                              LENNAR LAND PARTNERS
                           AND LENNAR LAND PARTNERS II
                             COMBINED BALANCE SHEETS
                           NOVEMBER 30, 1999 AND 1998

                                                       1999             1998
                                                   ------------     ------------
ASSETS
    Cash and cash equivalents                      $ 48,141,744       15,375,848
    Restricted cash                                  90,000,000               --
    Land held for development and sale              271,802,950      237,453,597
    Operating properties and equipment, net          17,635,188       17,411,365
    Investments in partnerships                      25,498,018       53,099,206
    Other assets                                     20,627,032       16,015,903
                                                   ------------     ------------
                                                   $473,704,932      339,355,919
                                                   ============     ============
LIABILITIES AND PARTNERS' CAPITAL
    Accounts payable and other liabilities         $ 24,074,551       39,102,399
    Due to affiliate                                    555,064        1,108,192
    Negative goodwill                                        --        1,351,112
    Mortgage notes and other debts payable          219,209,559       98,488,166
                                                   ------------     ------------
             Total liabilities                      243,839,174      140,049,869

    Partners' capital                               229,865,758      199,306,050
                                                   ------------     ------------
                                                   $473,704,932      339,355,919
                                                   ============     ============

See accompanying notes to combined financial statements.

                              LENNAR LAND PARTNERS
                           AND LENNAR LAND PARTNERS II
                        COMBINED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998 AND THE PERIOD
             FROM INCEPTION (OCTOBER 31, 1997) TO NOVEMBER 30, 1997

                                                     1999            1998               1997
                                                ------------      -----------        ---------
REVENUES
   Land sales:
     Affiliate lot sales                        $109,327,044       90,716,843        3,176,176
     Third party lot sales                        91,212,830       94,197,102        4,031,488
     Third party acreage sales                    17,965,220       39,454,724          424,682
                                                ------------      -----------        ---------
        Total land sales                         218,505,094      224,368,669        7,632,346
   Equity in earnings of partnerships             18,160,134       29,190,882          779,758
   Club operations                                 3,027,448        2,158,698          143,900
   Amortization of negative goodwill               1,351,112        9,502,911          232,131
   Other                                          10,409,582        5,305,849          358,698
                                                ------------      -----------        ---------
        Total revenues                           251,453,370      270,527,009        9,146,833
                                                ------------      -----------        ---------
COSTS AND EXPENSES
   Cost of land sales:
     Affiliate lot sales                          77,415,895       66,426,824        2,547,610
     Third party lot sales                        77,552,825       68,606,945        3,513,643
     Third party acreage sales                    11,265,515       25,383,793          403,649
                                                ------------      -----------        ---------
        Total cost of land sales                 166,234,235      160,417,562        6,464,902
   Selling, general and administrative            13,012,117       12,534,503        1,460,440
   Management fees paid to affiliate               6,000,000        6,000,000          500,000
   Club operations                                 3,061,932        2,333,494          162,715
                                                ------------      -----------        ---------
        Total costs and expenses                 188,308,284      181,285,559        8,588,057
                                                ------------      -----------        ---------
NET INCOME                                      $ 63,145,086       89,241,450          558,776
                                                ============      ===========        =========

See accompanying notes to combined financial statements.

                              LENNAR LAND PARTNERS
                           AND LENNAR LAND PARTNERS II
                        COMBINED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998 AND THE PERIOD
             FROM INCEPTION (OCTOBER 31, 1997) TO NOVEMBER 30, 1997

                                                                                  1999               1998               1997
                                                                             -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $  63,145,086         89,241,450            558,776
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization, net                                       (970,692)        (7,763,691)          (143,824)
         Equity in earnings of partnerships                                    (18,160,134)       (29,190,882)          (779,758)
         Changes in assets and liabilities:
           Decrease in land held for development and sale                       56,675,913         72,240,180          1,229,125
           (Increase) decrease in other assets                                   2,271,709         (5,876,994)        (4,229,306)
           Increase (decrease) in accounts payable and other liabilities       (17,620,010)        18,590,441          3,610,303
           Increase (decrease) in due to affiliate                                (553,128)        (7,816,078)         8,924,270
                                                                             -------------      -------------      -------------
             Net cash provided by operating activities                          84,788,744        129,424,426          9,169,586
                                                                             -------------      -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of operating properties and equipment                            (1,460,753)          (464,637)           (90,578)
     Investments in partnerships                                               (50,847,716)       (27,789,507)                --
     Distributions from partnerships                                            49,055,656         39,314,754          5,000,000
                                                                             -------------      -------------      -------------
             Net cash provided by (used in) investing activities                (3,252,813)        11,060,610          4,909,422
                                                                             -------------      -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) borrowings under revolving note payable                   (9,070,153)         3,356,498          5,821,411
     Mortgage notes and other debts payable:
        Proceeds from borrowings                                               117,643,531          4,448,103        100,151,043
        Principal payments                                                     (34,758,035)       (63,131,658)        (6,490,608)
     Increase in restricted cash                                               (90,000,000)                --                 --
     Partnership formation - cash contributed by partners                               --                 --            757,015
     Contributions received from partners                                               --          8,900,000                 --
     Distributions to partners                                                 (32,585,378)       (84,000,000)      (109,000,000)
                                                                             -------------      -------------      -------------
             Net cash used in financing activities                             (48,770,035)      (130,427,057)        (8,761,139)
                                                                             -------------      -------------      -------------
     Net increase in cash and cash equivalents                                  32,765,896         10,057,979          5,317,869
     Cash and cash equivalents at beginning of period                           15,375,848          5,317,869                 --
                                                                             -------------      -------------      -------------
     Cash and cash equivalents at end of period                              $  48,141,744         15,375,848          5,317,869
                                                                             =============      =============      =============
     Supplemental disclosures of non-cash investing
       and financing activities:
         Partnership formation - assets contributed by partners              $          --                 --        375,751,013
         Partnership formation - liabilities assumed by partners             $          --                 --         82,145,189
         Contribution of land to partnerships                                $          --         18,125,732                 --

         Consolidation of entity previously accounted for under
           the equity method - assets and liabilities recorded:
           Land held for development and sale                                $  83,132,482                 --                 --
           Mortgage notes and other debts payable                              (39,000,000)                --                 --
           Other, net                                                           (2,387,513)                --                 --
           Investments in partnerships                                         (41,744,969)                --                 --
                                                                             -------------      -------------      -------------
                                                                             $          --                 --                 --
                                                                             =============      =============      =============

See accompanying notes to combined financial statements.

                              LENNAR LAND PARTNERS
                           AND LENNAR LAND PARTNERS II
                    COMBINED STATEMENTS OF PARTNERS' CAPITAL
          FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998 AND THE PERIOD
             FROM INCEPTION (OCTOBER 31, 1997) TO NOVEMBER 30, 1997

                                  LENNAR LAND          LNR LAND
                               PARTNERS SUB, INC.  PARTNERS SUB, INC.
                                   AND LENNAR           AND LNR
                                 LAND PARTNERS       LAND PARTNERS
                                  SUB II, INC.        SUB II, INC.          TOTAL
                                 -------------        -----------       ------------
Initial capitalization           $ 146,802,912        146,802,912        293,605,824

Distributions                      (54,500,000)       (54,500,000)      (109,000,000)

Net income                             279,388            279,388            558,776
                                 -------------        -----------       ------------
Balance at November 30, 1997        92,582,300         92,582,300        185,164,600

Contributions                        4,450,000          4,450,000          8,900,000

Distributions                      (42,000,000)       (42,000,000)       (84,000,000)

Net income                          44,620,725         44,620,725         89,241,450
                                 -------------        -----------       ------------
Balance at November 30, 1998        99,653,025         99,653,025        199,306,050

Distributions                      (16,292,689)       (16,292,689)       (32,585,378)

Net income                          31,572,543         31,572,543         63,145,086
                                 -------------        -----------       ------------
Balance at November 30, 1999     $ 114,932,879        114,932,879        229,865,758
                                 =============        ===========       ============

See accompanying notes to combined financial statements.

                              LENNAR LAND PARTNERS
                           AND LENNAR LAND PARTNERS II
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF ORGANIZATION AND OPERATIONS

Lennar Land Partners ("LLP") is a Florida general partnership which was formed at the close of business on October 31, 1997 through the contribution of assets and related liabilities by Lennar Land Partners Sub, Inc. ("Lennar Sub I"), a wholly-owned subsidiary of Lennar Corporation ("Lennar"), and LNR Land Partners Sub, Inc. ("LNR Sub I"), a wholly-owned subsidiary of LNR Property Corporation ("LNR"). All amounts were recorded by LLP at the carrying value of the partners. Lennar Sub I and LNR Sub I each received 50% partnership interests in LLP.

In July 1999, certain assets and liabilities of LLP were contributed at net book value to a second general partnership, Lennar Land Partners II ("LLP II"). Lennar, through Lennar Land Partners Sub II, Inc. ("Lennar Sub II"), and LNR, through LNR Land Partners Sub II, Inc. ("LNR Sub II"), each received 50% partnership interests in LLP II.

Lennar Sub I is the managing general partner of LLP and Lennar Sub II is the managing general partner of LLP II.

LLP and LLP II (the "Partnerships") are under common ownership and management and are engaged in the acquisition, development and sale of land. Additionally, the Partnerships own and operate recreational facilities in several of the communities they develop. The Partnerships also invest in partnerships (and similar entities) which acquire, develop and sell land and, in certain instances, also build and sell homes.

BASIS OF COMBINATION

The accompanying combined financial statements include the accounts of the Partnerships, their wholly-owned subsidiaries and partnerships (and similar entities) in which a controlling interest is held. The Partnerships' investments in partnerships (and similar entities) in which less than a controlling interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

In 1999, the Partnerships obtained a controlling interest in one of its partnerships which was being accounted for by the equity method. At such time, the Partnerships began consolidating the assets and liabilities of the entity. The effect on the Combined Balance Sheets of consolidating this entity is included in the Combined Statements of Cash Flows under Supplemental Disclosures of Non-Cash Investing and Financing Activities.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                              LENNAR LAND PARTNERS
                           AND LENNAR LAND PARTNERS II
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues from land sales are recognized when a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.

CASH AND CASH EQUIVALENTS

The Partnerships consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

LAND HELD FOR DEVELOPMENT AND SALE

The cost of land held for development and sale includes direct and indirect costs, capitalized interest and property taxes. The cost of land, major infrastructure, amenities and other common costs are apportioned among the parcels within a real estate community. Land is carried at cost, unless the land within a community is determined to be impaired, in which case the impaired land will be written down to fair value. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be evaluated for impairment based on undiscounted future cash flows of the assets. Write-downs of land deemed to be impaired will be recorded as adjustments to the cost basis of the respective land. As of November 30, 1999 and 1998, there were no assets considered impaired under the provisions of this statement.

INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes attributable to land and operating properties are capitalized and added to the cost of those properties as long as the properties are being actively developed. During 1999, 1998 and 1997, interest costs of $6,585,214, $10,283,403 and $999,631, respectively, were incurred and
$6,328,383, $10,283,403 and $999,631, respectively, were capitalized.

OPERATING PROPERTIES AND EQUIPMENT

Operating properties and equipment are recorded at cost. Depreciation is calculated to amortize the cost of depreciable assets over their estimated useful lives using the straight-line method. The estimated useful life for operating properties is 39 years and for equipment is 2 to 20 years.

                              LENNAR LAND PARTNERS
                           AND LENNAR LAND PARTNERS II
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEGATIVE GOODWILL

At the formation of LLP, certain assets and the related negative goodwill were contributed. The negative goodwill was amortized over the lives of the assets acquired that gave rise to the negative goodwill. No negative goodwill remained at November 30, 1999.

INCOME TAXES

No provision for income taxes has been included in the combined financial statements for the Partnerships since the payment of such taxes is the obligation of the partners.

2.   LAND HELD FOR DEVELOPMENT AND SALE

Land held for development and sale consists of individual lots and land parcels for sale to homebuilders, including Lennar. These properties are located in Florida, California, Texas and Arizona. Land parcels are in various stages of development as of November 30, 1999 and 1998.

3.   OPERATING PROPERTIES AND EQUIPMENT

Operating properties and equipment at November 30, 1999 and 1998 consisted of the following:

                                          1999              1998
                                      ------------      ------------
Community recreational facilities     $ 14,823,419        14,805,335
Sales center                             1,890,549           726,526
                                      ------------      ------------
    Total land and buildings            16,713,968        15,531,861
Furniture, fixtures and equipment        3,259,254         2,991,823
                                      ------------      ------------
                                        19,973,222        18,523,684
Accumulated depreciation                (2,338,034)       (1,112,319)
                                      ------------      ------------
                                      $ 17,635,188        17,411,365
                                      ============      ============

                              LENNAR LAND PARTNERS
                           AND LENNAR LAND PARTNERS II
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

4.   INVESTMENTS IN PARTNERSHIPS

Summarized financial information on a combined 100% basis related to the Partnerships' significant partnerships and similar entities accounted for by the equity method as of November 30, 1999 and 1998 and for the years ended November 30, 1999 and 1998 and the period from inception (October 31, 1997) to November 30, 1997 was as follows:

                                                             1999             1998
                                                         ------------     ------------
ASSETS:
Cash                                                     $  4,583,899       38,027,581
Real estate inventories                                   126,322,905      176,012,698
Other assets                                                2,595,562        5,812,413
                                                         ------------     ------------
                                                         $133,502,366      219,852,692
                                                         ============     ============
LIABILITIES AND EQUITY:
Accounts payable and other liabilities                   $ 29,861,086       41,388,747
Notes and mortgages payable                                39,174,379       71,842,534
Equity of:
    The Partnerships                                       25,832,402       53,790,256
    Others                                                 38,634,499       52,831,155
                                                         ------------     ------------
                                                         $133,502,366      219,852,692
                                                         ============     ============

                                            1999             1998             1997
                                        ------------     ------------     ------------

Revenues                                $210,032,897      206,294,488        5,082,352
Costs and expenses                       171,286,026      140,533,692        3,498,977
                                        ------------     ------------     ------------
Earnings of partnerships                $ 38,746,871       65,760,796        1,583,375
                                        ============     ============     ============
The Partnerships' share of earnings     $ 18,160,134       29,190,882          779,758
                                        ============     ============     ============

At November 30, 1999 and 1998, the Partnerships' equity interests in these partnerships ranged from 33% to 50%. These partnerships are primarily involved in the acquisition, development and sale of residential land. The Partnerships share in the profits and losses of these partnerships and, when appointed the manager of the partnerships, receive fees for the management of the assets. The outstanding debt of these partnerships is not guaranteed by the Partnerships. However, Lennar and LNR guarantee the debt of one of the partnerships (see Notes 6 and 7).

                              LENNAR LAND PARTNERS
                           AND LENNAR LAND PARTNERS II
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

5.   ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities at November 30, 1999 and 1998 consisted of the following:

                               1999            1998
                           -----------     -----------
Accounts payable           $12,729,777       7,916,424
Land sales deposits            366,265      17,921,730
Deferred income                880,533       3,235,288
Accrued property taxes       2,791,743       2,876,913
Other liabilities            7,306,233       7,152,044
                           -----------     -----------
                           $24,074,551      39,102,399
                           ===========     ===========

6.   MORTGAGE NOTES AND OTHER DEBTS PAYABLE

Mortgage notes and other debts payable at November 30, 1999 and 1998 consisted of the following:

                                                                 1999             1998
                                                             ------------     ------------
Term loan note with a floating interest rate (5.9%
  at November 30, 1999), collateralized by cash,
  due in 2000                                                $ 90,000,000               --

Mortgage notes on land, with interest rates ranging
  from 0% to 7.3%, secured by certain real estate,
  due through 2001                                             69,798,081       21,296,915

Term loan note with a floating interest rate (6.5%
  at November 30, 1999), secured by certain real estate,
  due in 2001                                                  43,167,199       68,013,342

Revolving credit note payable with a floating interest
  rate (6.5% at November 30, 1999), secured by
  certain real estate, due in 2001                                107,756        9,177,909

Unsecured note payable, 0% interest, due in 2000               16,136,523               --
                                                             ------------     ------------
                                                             $219,209,559       98,488,166
                                                             ============     ============

                              LENNAR LAND PARTNERS
                           AND LENNAR LAND PARTNERS II
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

6.   MORTGAGE NOTES AND OTHER DEBTS PAYABLE (CONTINUED)

In 1999, LLP obtained a $90,000,000 term loan due 2000, which is collateralized by a $90,000,000 deposit with the financial institution that issued the loan. This loan is guaranteed by Lennar.

During 1997, LLP entered into two secured credit facilities (together the "Land Facilities") in the aggregate amount of $225,000,000 which may be used to refinance existing indebtedness, for working capital, for acquisitions, for interest payments and for general partnership purposes. In 1999, LLP II became a co-borrower under these facilities. One facility is structured as a $125,000,000 revolving credit facility (the "revolving credit note") which will mature in November 2001, subject to a one-year extension at the request of the Partnerships and with the consent of the lenders. The second facility is a $100,000,000 term loan facility (the "term loan note") which amortizes in equal quarterly amounts of $7,000,000 and matures in November 2001. Advances under the Land Facilities are limited by certain borrowing base calculations, and are secured by security interests in all real and personal property in the borrowing base. Both Lennar and LNR guarantee these obligations. The weighted average interest rate under the Land Facilities is tied to the London Interbank Offered Rate (LIBOR) and was 6.5% at November 30, 1999 and 1998.

The minimum aggregate principal maturities of mortgage notes and other debts payable subsequent to November 30, 1999 are as follows: 2000 - $194,921,190 and 2001 - $24,288,369.

7.   RELATED PARTY TRANSACTIONS

Lennar is paid a monthly fee for managing the day-to-day operations of the Partnerships. As manager, Lennar is also entitled to reimbursement for all out-of-pocket expenses directly incurred in its capacity as manager (the "Direct Expenses") including, but not limited to, costs and expenses of employees (salary, bonus and benefits), contractors, agents, professional fees, telephone, travel, productions and reproductions of documents and postage. In addition to the Direct Expenses, Lennar will share some of its employees, contractors, agents, facilities and equipment and other expenses with the Partnerships (the "Indirect Expenses"). The reimbursement for the Indirect Expenses is $500,000 per month which is reflected as management fees paid to affiliate in the combined statements of operations. The Partnerships reimbursed Lennar $1,534,164, $1,683,251 and $153,905 for Direct Expenses in 1999, 1998 and 1997,
respectively, and $6,000,000, $6,000,000 and $500,000 for Indirect Expenses in 1999, 1998 and 1997, respectively.

The Partnerships, in the ordinary course of business, sell land to Lennar. During 1999, these land sales amounted to $109,327,044 in revenues and generated gains totaling $31,911,149. During 1998, these land sales amounted to $90,716,843 in revenues and generated gains totaling $24,290,019. During 1997, these land sales amounted to $3,176,176 in revenues and generated gains totaling $628,566.

                              LENNAR LAND PARTNERS
                           AND LENNAR LAND PARTNERS II
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

7.   RELATED PARTY TRANSACTIONS (CONTINUED)

At November 30, 1999, Lennar and LNR guaranteed $186,674,955 of the Partnerships' debt and $24,793,345 of the debt of one of the Partnerships' partnerships. During 1999 and 1998, the Partnerships paid the partners guarantee fees totaling $283,721 and $632,004, respectively. During 1999, the Partnerships entered into a transaction with Lennar that was accounted for under generally accepted accounting principles as a nonmonetary exchange of similar assets. The net assets received in the transaction were recorded by the Partnerships at the net book value of the assets given up of $42,173,384.

Lennar funds the deficits of the community recreational facilities of the Partnerships' non-master planned communities. During 1999, 1998 and 1997, the Partnerships received deficit funding from Lennar of $521,198, $1,144,890 and $115,993, respectively.

At November 30, 1999 and 1998, the Partnerships owed Lennar $555,064 and $1,108,192, respectively, for advances, Indirect Expenses and Direct Expenses.

8.   COMMITMENTS AND CONTINGENT LIABILITIES

The Partnerships are subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business.

Through an arrangement with Lennar as managing partner, the Partnerships are committed, under various letters of credits, to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under this arrangement totaled $34,300,000 at November 30, 1999.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Of LNR Property Corporation:

         We have audited the consolidated financial statements of LNR Property Corporation (the "Company") as of November 30, 1999 and 1998, and for each of the three years in the period ended November 30, 1999, and have issued our report thereon dated January 20, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of LNR Property Corporation, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
January 20, 2000

                            LNR PROPERTY CORPORATION
                                  SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED NOVEMBER 30, 1999, 1998, AND 1997

                                                                              ADDITIONS
                                                                        ---------------------
                                                                         CHARGED     CHARGED
                                                                        TO COSTS    (CREDITED)
                                                          BEGINNING        AND       TO OTHER                       ENDING
DESCRIPTION                                                BALANCE      EXPENSES     ACCOUNTS     (DEDUCTIONS)      BALANCE
-----------                                              -----------    --------     --------     -----------     -----------
Year ended November 30, 1999

       Allowances deducted from assets to which they
          apply:
          Allowances for doubtful accounts and notes
             receivable                                  $   117,000     662,000      153,000        (335,000)        597,000
                                                         ===========     =======     ========     ===========     ===========
          Deferred income and unamortized discounts      $ 6,451,000          --           --      (1,091,000)(A)   5,360,000
                                                         ===========     =======     ========     ===========     ===========
          Loan loss reserve                              $ 2,948,000          --           --        (910,000)      2,038,000
                                                         ===========     =======     ========     ===========     ===========
Year ended November 30, 1998

       Allowances deducted from assets to which they
          apply:
          Allowances for doubtful accounts and notes
             receivable                                  $   703,000     278,000           --        (864,000)        117,000
                                                         ===========     =======     ========     ===========     ===========
          Deferred income and unamortized discounts      $ 6,706,000          --      773,000      (1,028,000)(A)   6,451,000
                                                         ===========     =======     ========     ===========     ===========
          Loan loss reserve                              $ 2,038,000     910,000           --              --       2,948,000
                                                         ===========     =======     ========     ===========     ===========
Year ended November 30, 1997

       Allowances deducted from assets to which they
          apply:
          Allowances for doubtful accounts and notes
             receivable                                  $   938,000     467,000     (702,000)             --         703,000
                                                         ===========     =======     ========     ===========     ===========
          Deferred income and unamortized discounts      $10,851,000          --      235,000      (4,380,000)(B)   6,706,000
                                                         ===========     =======     ========     ===========     ===========
          Loan loss reserve                              $ 2,071,000          --           --         (33,000)      2,038,000
                                                         ===========     =======     ========     ===========     ===========
          Valuation allowance                            $ 2,908,000          --           --      (2,908,000)(B)          --
                                                         ===========     =======     ========     ===========     ===========

Notes:
(A) Includes amortization of discounts.
(B) Includes transfers to Lennar Corporation of approximately $4.2 million and amortization of discount and other.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
                                  SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION (D)(E)
                          YEAR ENDED NOVEMBER 30, 1999

                                                                            COSTS
                                                                         CAPITALIZED
                                            INITIAL COST                SUBSEQUENT TO
                                             TO COMPANY                  ACQUISITION
                                    ---------------------------   --------------------------
                                                   BUILDING AND     IMPROVE-       CARRYING
DESCRIPTION        ENCUMBRANCES        LAND        IMPROVEMENTS      MENTS          COSTS
-----------        -------------    -----------    ------------   -----------     ----------
Rental
    office
    property -
    GA             $          --      5,237,000     20,020,000     26,726,000      2,525,000
Other
    miscellaneous
    properties
    which are
    individually
    less than 5%
    of total         567,001,000    186,121,000    297,740,000    465,810,000      9,503,000
                   -------------    -----------    -----------    -----------     ----------
                   $ 567,001,000    191,358,000    317,760,000    492,536,000     12,028,000
                   =============    ===========    ===========    ===========     ==========

                                  GROSS AMOUNT
                                    AT WHICH                                      DATE OF
                                   CARRIED AT                   ACCUMULATED     COMPLETION OF    DATE
                                 CLOSE OF PERIOD              DEPRECIATION (B)  CONSTRUCTION   ACQUIRED
                   -----------------------------------------  ----------------  -------------  --------

DESCRIPTION           LAND(A)     BUILDINGS(A)    TOTAL (C)
-----------        -----------    ------------ -------------
Rental
    office
    property -
    GA               5,237,000     49,271,000     54,508,000      1,423,000         1999         1996
Other
    miscellaneous
    properties
    which are
    individually
    less than 5%
    of total       186,121,000    773,053,000    959,174,000     40,716,000        Various      Various
                   -----------    -----------  -------------     ----------
                   191,358,000    822,324,000  1,013,682,000     42,139,000
                   ===========    ===========  =============     ==========

Notes:
(A)      Includes related improvements and capitalized carrying costs.
(B) Depreciation is calculated using the straight-line method over the estimated useful lives which vary from 15 to 30 years.
(C) The aggregate gross cost of the listed property for Federal income tax purposes was $865,609,000 at November 30, 1999.
(D) The listed real estate includes operating properties completed or under construction.
(E) Reference is made to Notes 1, 6 and 8 of the consolidated financial statements.
(F) The changes in the total cost of real estate properties and accumulated depreciation for the three years ended November 30, 1999 are as follows (in thousands):


Cost:                                                           1999               1998             1997
                                                             -----------          -------          -------
  Balance at beginning of year                               $   746,748          257,376          234,010
  Additions, at cost                                             446,922          501,075           76,921
  Cost of real estate sold                                      (169,642)         (27,187)         (55,381)
  Transfers                                                      (10,346)          15,484            1,826
                                                             -----------          -------          -------
  Balance at end of year                                     $ 1,013,682          746,748          257,376
                                                             ===========          =======          =======

Accumulated depreciation:
  Balance at beginning of year                               $    39,943           31,904           31,971
  Depreciation and amortization charged against earnings          24,637           12,283            5,195
  Depreciation on real estate sold                               (22,441)          (4,244)          (5,262)
                                                             -----------          -------          -------
  Balance at end of year                                     $    42,139           39,943           31,904
                                                             ===========          =======          =======

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES
                                  SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                               NOVEMBER 30, 1999

                                                                                                                      PRINCIPAL
                                                                                                                        AMOUNT
                                                                                                                       OF LOANS
                                                                                                                      SUBJECT TO
                                                                                                           CARRYING   DELINQUENT
                                                        FINAL       PERIODIC                  FACE        AMOUNT OF   PRINCIPAL
                                         INTEREST     MATURITY      PAYMENT       PRIOR     AMOUNT OF     MORTGAGES       OR
           DESCRIPTION                     RATE         DATE         TERMS        LIENS     MORTGAGES     (A)(B)(C)    INTEREST
-------------------------------------  ------------  ---------  ---------------  -------  -------------  -----------  ----------
First mortgage notes secured
by real estate and other:

      Convention center - NV           Libor + 300      2000    Interest Only             $  45,000,000   45,000,000
      Mixed use - MA                   Libor + 650      2002    Interest Only                35,200,000   35,200,000
      Office building - TX             Libor + 625      2002    Interest Only                21,000,000   21,000,000
      Office building - CA                7.50%         2003    Varying Payment              16,480,000   13,035,000
      Multi-family - CA                Libor + 625      2003    Interest Only                11,040,000   11,040,000
      Mixed use - MA                   Libor + 600      2000    Interest Only                 8,000,000    8,000,000
      Other                            5.89%-15.00%  2000-2011  Various                       6,266,000    4,351,000
                                                                                          -------------  -----------  ----------
                                                                                            142,986,000  137,626,000          --
Second mortgage notes secured by real
estate:

      Residential Development  - CA          12.00%     2002    Varying Payment               7,109,000    7,109,000
      Residential Development  - CA          10.00%     2001    Varying Payment               2,670,000    2,670,000
      Residential Development  - CA          12.00%     2001    Varying Payment               2,326,000    2,326,000
      Industrial Development  - CA           25.00%     2000    Varying Payment               1,680,000    1,680,000
      Residential Development  - NV          20.00%     2000    Varying Payment               1,525,000    1,525,000
      Residential Development  - CA          12.00%     2001    Varying Payment               1,330,000    1,330,000
      Residential Development  - CA          20.00%     2000    Varying Payment                 599,000      599,000
                                                                                          -------------  -----------  ----------
                                                                                             17,239,000   17,239,000          --
                                                                                          -------------  -----------  ----------
                                                                                            160,225,000  154,865,000
             Loan Loss Reserve                                                                            (2,038,000)
                                                                                          -------------  -----------  ----------
                                                                                          $ 160,225,000  152,827,000          --
                                                                                          =============  ===========  ==========

Notes:
(A) For Federal income tax purposes, the aggregate basis of the listed mortgages was $160,284,000 at November 30, 1999.
(B)      Carrying amounts are net of unamortized discounts.
(C) The changes in the carrying amounts of mortgages for the years ended November 30, 1999, 1998 and 1997 are as follows:

                                              1999               1998               1997
                                         -------------      -------------      -------------
Balance at beginning of year             $  97,855,000         86,849,000         64,441,000
Additions (deductions):
     New mortgage loans, net                83,901,000        137,242,000         67,319,000
     Collections of principal              (30,885,000)      (126,432,000)       (20,085,000)
     Transfers to Lennar Corporation                --                 --        (24,918,000)
     Amortization of discount                1,091,000          1,106,000             92,000
     Change in loan loss reserve               910,000           (910,000)                --
     Other                                     (45,000)                --                 --
                                         -------------      -------------      -------------
Balance at end of year                   $ 152,827,000         97,855,000         86,849,000
                                         =============      =============      =============

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
10.13 Amended and Restated Credit Agreement dated as of October 4, 1999, between LNR Florida Funding, Inc., and German American Capital Corporation.

10.14    LNR Property Corporation Savings Plan.

10.15 Partnership Agreement by and between Lennar Land Partners Sub II, Inc. and LNR Land Partners Sub II, Inc.

11.1     Statement Regarding Computation of Earnings Per Share.

13.1     Pages 25 through 53 of the 1999 Annual Report to Stockholders.

21.1     List of subsidiaries.

27.1     Financial Data Schedule.