Form 10-Q
period 2000-02-29
LNR PROPERTY CORP
filed 2000-04-14
CIK 1043044

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Common shares outstanding as of the end of the current fiscal quarter:

         Common            23,252,078
         Class B Common    10,057,733

================================================================================

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                                  LNR PROPERTY CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                   (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                           February 29,     November 30,
                                                                                                       2000             1999
                                                                                                   -----------      -----------
                                        ASSETS

Cash and cash equivalents                                                                          $    18,524            8,587
Restricted cash                                                                                         86,788           95,682
Investment securities                                                                                  505,929          510,920
Mortgage loans, net                                                                                    157,581          152,827
Operating properties and equipment, net                                                              1,041,500          982,230
Land held for investment                                                                               107,120          126,047
Investments in and advances to partnerships                                                            328,677          315,892
Other assets                                                                                           105,232           90,816
                                                                                                   -----------      -----------
          Total assets                                                                             $ 2,351,351        2,283,001
                                                                                                   ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
      Accounts payable and other liabilities                                                       $   123,205          131,342
      Mortgage notes and other debts payable                                                         1,494,131        1,403,401
                                                                                                   -----------      -----------
          Total liabilities                                                                          1,617,336        1,534,743
                                                                                                   -----------      -----------

Minority interests                                                                                      36,470           37,926
                                                                                                   -----------      -----------

Stockholders' equity
      Common stock, $.10 par value, 150,000 shares authorized, 23,252 shares issued and                  2,325            2,514
      outstanding
      Class B common stock, $.10 par value, 40,000 shares authorized,  10,058 shares issued              1,006            1,006
      and outstanding
      Additional paid-in capital                                                                       516,356          529,042
      Retained earnings                                                                                179,691          163,974
      Unamortized value of restricted stock grants                                                      (9,486)              --
      Accumulated other comprehensive earnings                                                           7,653           13,796
                                                                                                   -----------      -----------
          Total stockholders' equity                                                                   697,545          710,332
                                                                                                   -----------      -----------
          Total liabilities and stockholders' equity                                               $ 2,351,351        2,283,001
                                                                                                   ===========      ===========

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                       (UNAUDITED)
                                                     Three Months Ended
                                                ----------------------------
                                                February 29,    February 28,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            2000            1999
                                                ------------    ------------
Revenues
      Rental income                               $28,439           22,410
      Equity in earnings of partnerships           25,613           14,747
      Interest income                              33,794           23,519
      Gains on sales of real estate                 3,466           12,638
      Management and servicing fees                 3,759            2,755
      Other, net                                      191              123
                                                  -------          -------
          Total revenues                           95,262           76,192
                                                  -------          -------

Costs and expenses
      Cost of rental operations                    16,153           13,021
      General and administrative                   13,846            9,996
      Depreciation                                  8,567            5,944
      Minority interests                              485              564
                                                  -------          -------
          Total costs and expenses                 39,051           29,525
                                                  -------          -------

Operating earnings                                 56,211           46,667
Interest expense                                   26,575           19,475
                                                  -------          -------

Earnings before income taxes                       29,636           27,192
                                                  -------          -------
Income taxes                                        8,091            6,789
                                                  -------          -------
Net earnings                                      $21,545           20,403
                                                  =======          =======

Weighted average shares outstanding:
     Basic                                         33,852           35,636
                                                  =======          =======
     Diluted                                       34,716           36,036
                                                  =======          =======

Net earnings per share:
     Basic                                        $  0.64             0.57
                                                  =======          =======
     Diluted                                      $  0.62             0.57
                                                  =======          =======

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

                                                                                                (UNAUDITED)
                                                                                             Three Months Ended
                                                                                      -------------------------------
                                                                                      February 29,       February 28,
(IN THOUSANDS)                                                                            2000               1999
                                                                                      ------------       ------------
Net earnings                                                                            $ 21,545             20,403
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net and other                    (6,124)             5,994
Less:  reclassification adjustment for (gains) losses included in net earnings               (19)               124
                                                                                        --------           --------
     Other comprehensive earnings (loss)                                                  (6,143)             6,118
                                                                                        --------           --------
Comprehensive earnings                                                                  $ 15,402             26,521
                                                                                        ========           ========

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                          (UNAUDITED)
                                                                                                      Three Months Ended
                                                                                                --------------------------------
                                                                                                 February 29,     February 28,
(IN THOUSANDS)                                                                                       2000             1999
                                                                                                ---------------  ---------------
Cash flows from operating activities:
      Net earnings                                                                                $ 21,545             20,403
      Adjustments to reconcile net earnings to net cash used in operating activities:
          Depreciation                                                                               8,567              5,944
          Minority interests                                                                           485                564
          Amortization of discount on mortgage loans, CMBS and other                                (8,119)            (3,673)
          Gains on sales of real estate                                                             (3,466)           (12,638)
          Equity in earnings of partnerships                                                       (25,613)           (14,747)
          Changes in assets and liabilities:
              (Increase) decrease in restricted cash                                                 8,894            (15,009)
              Increase in other assets and deferred taxes                                          (15,706)            (7,389)
              Increase in mortgage loans held for sale                                                (958)            (3,410)
              Increase (decrease) in accounts payable and accrued liabilities                       (2,333)            28,308
                                                                                                  --------           --------
                     Net cash used in operating activities                                         (16,704)            (1,647)
                                                                                                  --------           --------
Cash flows from investing activities:
      Operating properties and equipment
         Additions                                                                                 (79,626)           (88,112)
         Sales                                                                                      11,617              6,267
      Land held for investment
         Additions                                                                                  (4,952)            (2,867)
         Sales                                                                                       6,140              7,419
      Investments in and advances to partnerships                                                  (15,427)            (6,461)
      Distributions from partnerships                                                               35,513             25,464
      Purchase of mortgage loans held for investment                                                (3,767)                --
      Proceeds from mortgage loans held for investment                                                 245              3,259
      Purchase of investment securities                                                            (11,683)           (29,760)
      Proceeds from principal collections on investment securities                                  36,040              5,543
      Interest received on CMBS in excess of income recognized                                       3,443              4,019
      Syndication of affordable housing communities                                                     --             30,732
                                                                                                  --------           --------
                   Net cash used in investing activities                                           (22,457)           (44,497)
                                                                                                  --------           --------
Cash flows from financing activities:
      Proceeds from stock option exercises                                                              54                 15
      Purchase and retirement of treasury stock                                                    (34,064)                --
      Payment of dividends                                                                            (407)              (433)
      Net (payments) borrowings under repurchase agreements and revolving credit lines               1,850           (170,294)
      Mortgage notes and other debts payable:
        Proceeds from borrowings                                                                    92,594            221,756
        Principal payments                                                                         (10,929)           (16,369)
                                                                                                  --------           --------
                    Net cash provided by financing activities                                       49,098             34,675
                                                                                                  --------           --------
      Net increase (decrease) in cash and cash equivalents                                           9,937            (11,469)
      Cash and cash equivalents at beginning of period                                               8,587             28,417
                                                                                                  --------           --------
      Cash and cash equivalents at end of period                                                  $ 18,524             16,948
                                                                                                  ========           ========
                                                                                                                     (Continued)

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                                          (UNAUDITED)
                                                                                                      Three Months Ended
                                                                                                --------------------------------
                                                                                                 February 29,     February 28,
(IN THOUSANDS)                                                                                       2000             1999
                                                                                                ---------------  ---------------
         Supplemental disclosure of non-cash investing and financing activities:
              Purchases of investment securities financed by seller                               $ 19,998             30,828
              Grant of restricted stock, net of deferred income taxes                                9,649                 --

         Supplemental disclosure of non-cash transfers:
              Transfer of land held for investment to operating properties                        $ 16,876             37,822
              Transfer of certain assets and liabilities to investments in partnerships           $ 10,617                 --

         Syndication of affordable housing communities:
              Proceeds from sale of partnerships interests                                        $     --             30,732
              Basis in partnership interests                                                            --            (22,505)
                                                                                                  --------           --------
              Net gain reflected in gains on sales of real estate                                 $     --              8,227
                                                                                                  ========           ========

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated condensed financial statements include the accounts of LNR Property Corporation and its subsidiaries (the "Company"). The assets, liabilities and results of operations of entities (both corporations and partnerships) in which the Company has a controlling interest have been consolidated. The ownership interests of noncontrolling owners in such entities are reflected as minority interests. The Company's investments in partnerships (and similar entities) in which less than a controlling interest is held are accounted for by the equity method (when significant influence can be exerted by the Company), or the cost method. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 1999 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made.

2. COMPREHENSIVE EARNINGS

Effective December 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive earnings in a full set of general-purpose financial statements. This statement requires that an entity classify all components of other comprehensive earnings by their nature in a financial statement that is displayed with the same prominence as other financial statements. Other comprehensive earnings for the Company primarily includes unrealized gains and losses on marketable securities classified as available-for-sale and the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the Company's foreign investments reported in stockholders' equity. Other comprehensive earnings are presented separately in the Company's consolidated statements of comprehensive earnings, net of taxes.

3. UNAMORTIZED VALUE OF RESTRICTED STOCK GRANTS

The Company's 2000 Stock Option and Restricted Stock Plan (the "Plan") provides for the granting of stock options and awards of restricted stock of up to 2,240,947 shares of the Company's common stock to certain officers, employees and directors.

On February 11, 2000, 870,000 shares of restricted stock were awarded under the Plan. The value of such stock was established by the market price on the date of grant. Unearned compensation arising from the restricted stock grants is amortized to expense on a straight-line basis over a five-year vesting period. Unamortized unearned compensation is shown as a reduction of stockholders' equity in the accompanying consolidated condensed balance sheets.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

4. RECLASSIFICATIONS

Certain reclassifications have been made to the prior year consolidated condensed financial statements to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS INFORMATION WHICH CONSTITUTES FORWARD LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD LOOKING STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE
(i) CHANGES IN INTEREST RATES, (ii) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH THE COMPANY OWNS PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY THE COMPANY ARE LOCATED, (iii) INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, AND (iv) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 1999, FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

1. RESULTS OF OPERATIONS

OVERVIEW

LNR Property Corporation (the "Company") is engaged primarily in (i) acquiring, developing, managing and repositioning commercial and multi-family residential real estate properties, (ii) acquiring (often in partnership with financial institutions or real estate funds) and managing portfolios of real estate assets, (iii) investing in unrated and non-investment grade rated commercial mortgage-backed securities ("CMBS") as to which the Company has the right to be special servicer, and (iv) making high yielding real estate related loans and equity investments.

The following discussion and analysis presents the significant changes in results of operations of the Company for the three months ended February 29, 2000 and February 28, 1999 after allocating among the core business segments certain non-corporate general and administrative expenses. The Company's business segment reporting has been modified effective with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" on November 30, 1999. Prior year numbers have been restated to conform to the modified business segment reporting. The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto.

                                         Three Months Ended
                                  -------------------------------
                                  February 29,       February 28,
(IN THOUSANDS)                       2000               1999
                                  ------------       ------------
Revenues
   Real estate properties          $ 41,318             41,185
   Real estate securities            38,629             19,491
   Real estate loans                 15,315             15,516
                                   --------           --------
Total revenues                       95,262             76,192
                                   --------           --------
Operating expenses
   Real estate properties            29,373             22,405
   Real estate securities             2,604              1,254
   Real estate loans                  2,099              2,311
   Corporate and other                4,975              3,555
                                   --------           --------
Total operating expenses             39,051             29,525
                                   --------           --------
Operating earnings
   Real estate properties            11,945             18,780
   Real estate securities            36,025             18,237
   Real estate loans                 13,216             13,205
   Corporate and other               (4,975)            (3,555)
                                   --------           --------
Total operating earnings             56,211             46,667
Interest expense                     26,575             19,475
Income tax expense                    8,091              6,789
                                   --------           --------
Net earnings                       $ 21,545             20,403
                                   ========           ========

THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1999

Net earnings for the three month period ended February 29, 2000 were $21.5 million compared to $20.4 million for the three month period ended February 28, 1999. The increase in earnings resulted primarily from (i) greater earnings from the Company's investments in partnerships, (ii) greater interest income from real estate securities and (iii) an increase in net rental income from a larger portfolio of stabilized properties. These increases were partially offset by (i) fewer gains on sales of real estate, (ii) an increase in interest expense due to increased borrowing levels to finance purchases of real estate properties, securities and loans and (iii) increased depreciation and other operating expenses from the Company's growing real estate properties and real estate securities business segments.

 REAL ESTATE PROPERTIES

                                                             Three Months Ended
                                                     ---------------------------------
                                                     February 29,         February 28,
(IN THOUSANDS)                                          2000                   1999
                                                     ------------         ------------
Rental income                                        $    28,439                22,410
Gains on sales of real estate                              3,466                12,638
Equity in earnings of partnerships                         9,074                 5,966
Management fees                                              339                   171
                                                     -----------           -----------
   Total revenues                                         41,318                41,185
                                                     -----------           -----------

Cost of rental operations                                 16,153                13,021
Other operating expenses                                   4,949                 3,411
Minority interests                                          (296)                   29
Depreciation                                               8,567                 5,944
                                                     -----------           -----------
   Total operating expenses                               29,373                22,405
                                                     -----------           -----------
   Operating earnings                                $    11,945                18,780
                                                     ===========           ===========
Balance sheet data:
Operating properties and equipment, net              $ 1,041,500               713,589
Land held for investment                                 107,120               174,255
Investments in and advances to partnerships              163,707               131,604
                                                     -----------           -----------
    Total segment assets                             $ 1,312,327             1,019,448
                                                     ===========           ===========

Real estate properties include apartments, office buildings, shopping centers, hotels, industrial facilities and land that the Company acquires and develops, redevelops or repositions. It also includes the Company's 50% interest in Lennar Land Partners ("LLP"), a partnership engaged in the acquisition, development and sale of land. Total revenues from real estate properties include rental income from operating properties, gains on sales of those properties, equity in earnings of partnerships that own and operate real estate properties and fees earned from managing those partnerships. Operating expenses include the direct costs of operating the real estate properties, the related depreciation and the overhead associated with managing the properties and partnerships.

THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1999

Overall, operating earnings from real estate property activities were $11.9 million for the three month period ended February 29, 2000 compared to $18.8 million for the same period in 1999. Net rental income and equity in earnings of real estate partnerships, primarily LLP, increased by 31% and 52%, respectively, for the three month period. These earnings increases were offset by $9.2 million of fewer gains on sales of real estate in the first quarter of 2000 compared to the first quarter of 1999, as well as an increase in depreciation and other operating expenses.

Total rental income increased to $28.4 million for the quarter ended February 29, 2000 from $22.4 million for the same period in 1999. Cost of rental operations increased to $16.2 million for the quarter ended February 29, 2000 from $13.0 million for the same period in 1999. These increases were primarily due to acquired, developed or repositioned properties coming on line.

Net rental income increased by $2.9 million or 31% over the prior year. Of this increase, 96% was due to net rental income increases from stabilized market-rate properties and the rest of the increase was due to the affordable housing communities.

Equity in earnings of partnerships increased to $9.1 million for the three months ended February 29, 2000 from $6.0 million for the same period in 1999. This increase was primarily due to greater earnings in LLP from increased sales of the partnership's underlying real estate.

Other operating expenses, which represent an allocation of salary, professional and other administrative expenses, increased to $4.9 million for the three month period ended February 29, 2000 from $3.4 million for the same period in 1999, primarily due to increases in personnel and administrative costs necessary to support the growth in the Company's real estate property portfolio.

Depreciation expense increased to $8.6 million for the three months ended February 29, 2000 from $5.9 million for the same period in 1999. This increase was primarily due to growth in the Company's operating property portfolio, with approximately 23% of the increase resulting from the affordable housing communities.

Total book value of operating properties and equipment and land held for investment increased by approximately $40.3 million during the three month period ended February 29, 2000. This increase was primarily due to approximately $53.4 million of funding for properties under development or repositioning and approximately $31.1 million in acquisitions, partially offset by asset sales of $14.1 million, $19.7 million of operating properties transferred to investments in partnerships and depreciation.

The net book value of operating properties and equipment, excluding the affordable housing communities, at February 29, 2000 and the annualized net operating income for the three month period ended on that date with regard to various types of market-rate properties owned by the Company, were as follows:

                                                                                      Net
                                                                                   Operating     NOI as a %
                                                    Net Book       Occupancy         Income     of Net Book
(IN THOUSANDS, EXCEPT PERCENTAGES)                    Value           Rate          (NOI)(1)       Value
                                                  -------------- --------------- -------------- --------------
Stabilized operating properties
         Commercial                                    $268,978       93%              $37,548       14%
         Multi-family                                     2,670       99%                  387       14%
         Hotel and other                                 33,220       61%                3,415       10%
                                                  --------------                 -------------- --------------
                                                        304,868                         41,350       14%

Under development or repositioning
         Commercial                                     217,289                          5,102
         Multi-family                                   199,393                          4,049
         Hotel                                           54,917                              -
                                                  --------------                 --------------
                                                        471,599                          9,151
                                                  --------------                 --------------

Furniture, fixtures and equipment                        13,493                              -
                                                  --------------                 --------------

Total operating properties and equipment, net
      (excluding affordable housing
      communities)                                     $789,960                        $50,501
                                                  ==============                 ==============
---------------------

(1)  Annualized NOI for purposes of this schedule is rental income less cost of rental operations before commissions, repairs and maintenance and non-operating expenses.

As of February 29, 2000, approximately 39% of the Company's market-rate operating properties, excluding affordable housing communities, based on net book value, had reached stabilized occupancy levels and were yielding 14% on net book cost. The anticipated improvements in the earnings of the market-rate operating properties that are under development or being repositioned are not expected to be recognized until future periods.

Pre-tax operating margins for the Company's affordable housing communities, which qualify for Low-Income Housing Tax Credits, are generally lower than for market-rate rentals. However, the Company receives its desired yield from these investments after adding in the impact of lower income taxes as a result of the tax credits and other related tax deductions.

The net investment in the affordable housing communities at February 29, 2000 and the annualized yield on the stabilized affordable housing communities, were as follows:

(IN THOUSANDS, EXCEPT PERCENTAGES)

Net book value of stabilized operating communities                 $   161,054
Investments in partnerships                                             21,008
Debt and other                                                        (113,107)
                                                                 ---------------
  Net investment in stabilized operating communities                    68,955

  Net investment in communities under development                       47,509
                                                                 ---------------
          Net investment in affordable housing communities         $   116,464
                                                                 ===============
Stabilized operating communities:
  NOI as a % of  net book value                                              7%
  Adjusted NOI as a % of net book value (1)                                 14%
-------------
(1) Adjusted NOI includes the annualized effect of tax credits and other related tax deductions.

As of February 29, 2000 the Company had been awarded over $189 million in gross tax credits, with approximately 55% relating to communities that have not yet reached stabilized occupancy levels.

REAL ESTATE SECURITIES
                                                        Three Months Ended
                                                   -----------------------------
                                                   February 29,     February 28,
(IN THOUSANDS)                                         2000            1999
                                                   ------------     ------------

Interest income                                      $ 25,865            18,398
Equity in earnings of partnerships                      9,565                --
Management and servicing fees                           3,199             1,093
                                                     --------          --------
     Total revenues                                    38,629            19,491
                                                     --------          --------

Operating expenses                                      2,396             1,254
Minority interest                                         208                --
                                                     --------          --------
     Total operating expenses                           2,604             1,254
                                                     --------          --------
     Operating earnings                              $ 36,025            18,237
                                                     ========          ========

Balance sheet data:
Investment securities                                $505,929           486,859
Investments in and advances to partnerships            96,968                --
Other investments                                      23,745            21,113
                                                     --------          --------
     Total segment assets                            $626,642           507,972
                                                     ========          ========

Real estate securities include unrated and non-investment grade rated subordinated CMBS which are collateralized by pools of mortgage loans on commercial and multi-family residential real estate properties. It also includes the Company's investment in a partnership that invests in CMBS, as well as several small investments in entities in related businesses. Total revenues from real estate securities include interest income, equity in the earnings of the partnership that owns real estate securities, gains on sales of those securities, servicing fees from acting as special servicer for CMBS transactions and fees earned from managing the partnership. Operating expenses include the overhead associated with managing the investments and partnership and costs of the special servicing responsibilities.

THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1999

Overall operating earnings from real estate securities increased to $36.0 million for the three months ended February 29, 2000 from $18.2 million for the three months ended February 28, 1999. Earnings were higher primarily due to the growth of the Company's CMBS portfolio, greater recognition of earnings due to actual CMBS performance continuing to exceed original expectations and equity in earnings from the Company's participation in Madison Square Company LLC ("Madison").

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

Actual loss experience to date, particularly for older transactions (3 to 6 years in age) is significantly lower than originally underwritten by the Company. Therefore, changes to original estimated yields have resulted, and the Company believes should continue to result, in improved earnings from these transactions. The Company believes these improvements resulted from (i) its having conservatively underwritten these transactions, (ii) its loan workout and real estate expertise and (iii) a strong real estate economy. However, the positive experience on these older transactions will not necessarily translate into yield improvements on newer investments.

Although the Company acquired $64.7 million face amount of CMBS for $31.7 million during the quarter ended February 29, 2000, the total book value of CMBS decreased by approximately $5.0 million during the quarter primarily due to $36 million of principal collections received. The following is a summary of the CMBS portfolio held by the Company at February 29, 2000:

                                            Weighted                                  Weighted      Weighted
                                             Average                       % of       Average       Average
                                 Face       Interest                       Face        Cash           Book
                                Amount        Rate        Book Value      Amount      Yield (1)    Yield (2)
                            ---------------------------------------------------------------------------------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
BB rated or above             $   246,760       7.05 %       $ 184,209      74.7 %        9.5 %       14.4 %
B rated                           270,484       6.48 %         155,053      57.3 %       11.3 %       12.4 %
Unrated                           729,707       7.26 %         172,611      23.7 %       28.8 %       31.2 %
Unrealized losses on
  securities                            -                       (5,944)
                            --------------              ---------------
Total CMBS
  portfolio (3)               $ 1,246,951       7.06 %       $ 505,929      40.6 %       16.5 %       19.5 %
                            ==============              ===============
--------------------

(1) Cash yield is determined by annualizing the actual cash received during the month of February 2000, and dividing the result by the book value at February 29, 2000.
(2) Book yield is determined by annualizing the interest income for the month of February 2000, and dividing the result by the book value at February 29, 2000.
(3) This table excludes CMBS owned through non-consolidated partnerships.

Equity in earnings of partnerships primarily represents the Company's participation in Madison which was formed in April 1999. Since formation, the venture has acquired approximately $1.7 billion of real estate related securities. The Company's investment in the venture at February 29, 2000 was $97.0 million representing a 25.8% ownership interest. In addition to its investment in the venture the Company also maintains a significant ongoing role in the venture, for which it earns fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services for the venture. Madison contributed $9.6 million of equity in earnings of partnerships to the real estate securities line of business for the three months ended February 29, 2000.

Management and servicing fees increased to $3.2 million for the three months ended February 29, 2000 from $1.1 million for the three months ended February 28, 1999. This increase was primarily attributable to the increase in the number of CMBS mortgage pools (57 at February 29, 2000 versus 43 at February 28, 1999) for which the Company acts as special servicer.

Operating expenses increased to $2.4 million for the three months ended February 29, 2000 from $1.3 million for the three month period ended February 28, 1999, primarily due to increases in personnel and out-of-pocket expenses directly related to the growth of the CMBS portfolio.

REAL ESTATE LOANS

                                                         Three Months Ended
                                                   -----------------------------
                                                   February 29,     February 28,
(IN THOUSANDS)                                         2000             1999
                                                   ------------     ------------
Interest income                                      $  7,929             5,121
Equity in earnings of partnerships                      6,974             8,781
Management fees                                           221             1,491
Other income                                              191               123
                                                     --------          --------
   Total revenues                                      15,315            15,516
                                                     --------          --------

Operating expenses                                      1,526             1,776
Minority interest                                         573               535
                                                     --------          --------
   Total operating expenses                             2,099             2,311
                                                     --------          --------
   Operating earnings                                $ 13,216            13,205
                                                     ========          ========

Balance sheet data:
Mortgage loans, net                                  $157,581            98,178
Other investments                                      50,040            47,380
Investments in and advances to partnerships            68,002            53,573
                                                     --------          --------
     Total segment assets                            $275,623           199,131
                                                     ========          ========


Real estate loans include the Company's domestic and foreign discount loan portfolio investments, owned primarily through partnerships, and related loan workout operations, as well as its direct lending activities in unique high yielding situations. Total revenues include interest income, equity in earnings of partnerships and management fees earned from those partnerships. Operating expenses include the overhead associated with servicing the loans and managing the partnerships.

THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 1999

Operating earnings from real estate loans were $13.2 million for both three-month periods ended February 29, 2000 and February 28, 1999.

Interest income increased to $7.9 million for the three months ended February 29, 2000 from $5.1 million for the three months ended February 28, 1999. During the fourth quarter of 1999, the Company began investing in structured junior loan participations in high-quality short- to medium-term variable rate first mortgage real estate loans. As of February 29, 2000, the Company had four of these investments funded with a net book value of $78.7 million. These investments contributed approximately $2.7 million to interest income in the first quarter of 2000.

For the three months ended February 29, 2000 equity in earnings of partnerships decreased to $7.0 million from $8.8 million for the three months ended February 28, 1999. Earnings from the Company's domestic loan portfolios decreased $7.9 million, as expected, contributing only $2.2 million in the first quarter of 2000. The Company anticipates that the earnings from the domestic discount loan portfolios will continue to be less significant in future periods as the majority of the assets remaining in the partnerships have been resolved. This decrease in earnings was partially offset by an increase of $4.8 million in earnings from the Company's investments in and workout of distressed Japanese loan portfolios.

As of the end of the quarter, the Company had invested in a total of 16 portfolios of non-performing real estate loans in Japan through partnerships in which the Company had a total net investment of $48.9 million. As a result of its loan workout operations, the Company received cash distributions from its Japan investments of $4.0 million during the first quarter of 2000 bringing the inception to date distributions to approximately $36.7 million compared to total earnings recognized of $7.2 million.

Management fees decreased to $0.2 million for the three month period ended February 29, 2000, from $1.5 million for the same period in 1999 due to decreased disposition fees on the domestic loan portfolio resolutions.

Operating expenses decreased to $1.5 million during the first quarter of 2000 from $1.8 million for the same period in 1999, primarily due to the decrease in expenses associated with managing the diminishing domestic discount loan portfolios, offset somewhat by the increased general and administrative expenses to support the Japan operations.

CORPORATE, OTHER, INTEREST, AND INCOME TAX EXPENSES

THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1999

Corporate and other operating expenses increased to $5.0 million for the three-month period ended February 29, 2000, from $3.6 million for the same period in 1999, reflecting overall company growth.

Interest expense increased to $26.6 million for the three-month period ended February 29, 2000 from $19.5 million for the same period in 1999. This increase was primarily attributable to the Company's increased borrowing levels. The Company's mortgage notes and other debts payable increased to $1,494.1 million at February 29, 2000 from $1,061.2 million at February 28, 1999 as the Company increased its investments in all three of its core business segments.

Income tax expense increased to $8.1 million for the three months ended February 29, 2000 from $6.8 million for the same period in 1999 primarily due to an increase in pre-tax earnings.

2. LIQUIDITY AND FINANCIAL RESOURCES

In the three months ended February 29, 2000, $16.7 million of cash was used in the Company's operating activities, compared with $1.6 million in the three months ended February 28, 1999. This increase in cash flow used in operating activities is primarily due to a decrease in accounts payable and accrued liabilities of $30.6 million and an increase in other assets and deferred taxes of $8.3 million offset by a decrease in restricted cash of $23.9 million.

The Company used $22.5 million of cash in investing activities during the three months ended February 29, 2000, compared with $44.5 million for the three months ended February 28, 1999. The decrease was primarily due to $30.5 million more in proceeds from principal collections on investment securities and $18.1 million of fewer purchases of investment securities without seller financing, offset by $30.7 million less in proceeds from the syndication of affordable housing communities.

Financing activities provided $49.1 million of cash during the three months ended February 29, 2000, compared with $34.7 million for the three months ended February 28, 1999. The increase was primarily due to $172.1 million of net borrowing activity under the Company's repurchase agreements and revolving credit lines, partially offset by $129.2 million of fewer borrowings under mortgage notes and other debts payable and the purchase and retirement of $34.1 million of treasury stock.

The Company has financed some of its purchases of CMBS under reverse repurchase lines ("repos"). These repo agreements contain provisions which may require the Company to repay amounts or post additional collateral prior to the scheduled maturity dates if the market value of the bonds which collateralize them significantly decline. At February 29, 2000, the Company had two repo agreements through which it financed selected CMBS. The first facility had $106.5 million outstanding and is required to be paid in full in December 2003. The second facility had a commitment of $50.0 million of which $36.7 million was outstanding. This facility matures in June 2000 but at that time gets converted to a revolving line of credit available to finance mortgage loans, with a maturity date of September 2003. Additionally, the Company has received seller financing in the form of term repos for five specific CMBS transactions. These agreements had an outstanding balance of $88.4 million at February 29, 2000 and expire through February 2002.

The Company continues to diversify its capital structure and to manage its debt position with a combination of short-, medium- and long-term financings with a goal of properly matching the maturities of its debt with the expected lives of its assets.

Approximately 63% of the Company's existing indebtedness bears interest at variable rates. However, most of the Company's investments generate interest or rental income at essentially fixed rates. Therefore, a material increase in interest rates could increase the Company's interest expense without a corresponding increase in income.

At February 29, 2000, the Company had scheduled maturities on existing debt of $325.1 million through February 28, 2001, assuming the Company takes advantage of extensions which are exercisable at the Company's option. The Company's ability to make scheduled debt payments of principal or interest on or to refinance this indebtedness depends on its future performance, which to a certain extent, is subject to general economic, financial, competitive and other factors beyond the Company's control. The Company believes its availability under existing credit facilities, operating cash flow, unencumbered assets, and its ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet its working capital requirements, debt service and maturities, and short- and long-term needs based upon currently anticipated levels of growth.

At February 29, 2000, LNR had over $302 million available from existing or committed lines, financings and cash and approximately $146 million available under committed project-level financings to fund future development.

In December 1999, the Company's Board of Directors authorized the repurchase of up to 3,500,000 shares of its common stock in addition to the 1998 authorization to repurchase 2,000,000 shares. During the quarter ended February 29, 2000, the Company purchased and retired 1,893,200 shares, bringing the inception-to-date total under the Company's buy-back programs to 2,944,100 shares.

YEAR 2000

The Company has successfully transitioned into the Year 2000 ("Y2K"). It did not encounter significant problems from the fact that many computer programs had been written with date fields using two digits, instead of four and then might have treated the year "00" as being earlier than the year "99."

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

         (b)      Reports on Form 8-K:
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

             SIGNATURE AND TITLE                               DATE
             -------------------                               ----

/S/    SHELLY RUBIN                                       April 14, 2000
----------------------------------
Shelly Rubin
Chief Financial Officer (Principal
Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

27.1               Financial Data Schedule.