Form 10-Q
period 2000-05-31
LNR PROPERTY CORP
filed 2000-07-17
CIK 1043044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES __X__      NO _____

Common shares outstanding as of the end of the current fiscal quarter:

         Common            24,199,342
         Class B Common    10,003,833

================================================================================

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                (Unaudited)
(In thousands, except per share amounts)                                                           May 31,          November 30,
                                                                                                    2000               1999
                                                                                              -----------------   ----------------
                                            Assets
Cash and cash equivalents                                                                    $          14,135              8,587
Restricted cash                                                                                         77,271             95,682
Investment securities                                                                                  535,729            510,920
Mortgage loans, net                                                                                    213,306            152,827
Operating properties and equipment, net                                                              1,100,740            982,230
Land held for investment                                                                               113,187            126,047
Investments in and advances to partnerships                                                            290,042            315,892
Other assets                                                                                           120,690             90,816
                                                                                              -----------------   ----------------
          Total assets                                                                       $       2,465,100          2,283,001
                                                                                              =================   ================

                             Liabilities and Stockholders' Equity

Liabilities
      Accounts payable and other liabilities                                                 $         146,003            131,342
      Mortgage notes and other debts payable                                                         1,556,428          1,403,401
                                                                                              -----------------   ----------------
          Total liabilities                                                                          1,702,431          1,534,743
                                                                                              -----------------   ----------------

Minority interests                                                                                      34,201             37,926
                                                                                              -----------------   ----------------


Stockholders' equity
        Common stock, $.10 par value, 150,000 shares authorized, 24,199 shares
          issued and outstanding                                                                         2,420              2,514
        Class B common stock, $.10 par value, 40,000 shares authorized, 10,004
          shares issued and outstanding                                                                  1,000              1,006
        Additional paid-in capital                                                                     516,395            529,042
        Retained earnings                                                                              212,622            163,974
        Unamortized value of restricted stock grants                                                   (9,007)                  -
        Accumulated other comprehensive earnings                                                         5,038             13,796
                                                                                              -----------------   ----------------
          Total stockholders' equity                                                                   728,468            710,332
                                                                                              -----------------   ----------------

          Total liabilities and stockholders' equity                                         $       2,465,100          2,283,001
                                                                                              =================   ================

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                                               (Unaudited)                (Unaudited)
                                                                            Three Months Ended         Six Months Ended
                                                                                 May 31,                   May 31,
                                                                         ------------------------- -------------------------
(In thousands, except per share amounts)                                    2000         1999         2000         1999
                                                                         ------------ ------------ ------------ ------------
Revenues
      Rental income                                                     $     34,606       23,329       63,045       45,739
      Equity in earnings and gains on sales of partnerships                   48,815       16,985       74,428       31,732
      Interest income                                                         35,224       24,867       69,018       48,386
      Gains on sales of real estate                                              293       27,593        3,759       40,231
      Management and servicing fees                                            6,407        4,948       10,166        7,703
      Other, net                                                                  59          165          250          288
                                                                         ------------ ------------ ------------ ------------
                Total revenues                                               125,404       97,887      220,666      174,079
                                                                         ------------ ------------ ------------ ------------

Costs and expenses
      Cost of rental operations                                               20,251       13,371       36,404       26,392
      General and administrative                                              16,503       11,535       30,349       21,531
      Depreciation                                                             8,638        6,481       17,205       12,425
      Minority interests                                                         324          589          809        1,153
                                                                         ------------ ------------ ------------ ------------
          Total costs and expenses                                            45,716       31,976       84,767       61,501
                                                                         ------------ ------------ ------------ ------------

Operating earnings                                                            79,688       65,911      135,899      112,578
Interest expense                                                              29,773       20,382       56,348       39,857
                                                                         ------------ ------------ ------------ ------------

Earnings before income taxes                                                  49,915       45,529       79,551       72,721
                                                                         ------------ ------------ ------------ ------------

Income taxes                                                                  16,570       12,842       24,661       19,631
                                                                         ------------ ------------ ------------ ------------
Net earnings                                                            $     33,345       32,687       54,890       53,090
                                                                         ============ ============ ============ ============

Weighted average shares outstanding:
     Basic                                                                    33,326       35,677       33,589       35,656
                                                                         ============ ============ ============ ============
     Diluted                                                                  34,906       36,418       34,811       36,227
                                                                         ============ ============ ============ ============

Net earnings per share:
     Basic                                                              $       1.00         0.92         1.63         1.49
                                                                         ============ ============ ============ ============
     Diluted                                                            $       0.96         0.90         1.58         1.47
                                                                         ============ ============ ============ ============

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

                                                                               (Unaudited)                 (Unaudited)
                                                                            Three Months Ended          Six Months Ended
                                                                                 May 31,                     May 31,
                                                                        --------------------------- --------------------------
(In thousands)                                                              2000          1999         2000          1999
                                                                        ------------- ------------- ------------  ------------
Net earnings                                                          $       33,345        32,687       54,890        53,090
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net and               3,133           819      (2,991)         6,813
other
Less:  reclassification adjustment for (gains) losses included in
  net earnings                                                               (5,748)            94      (5,767)           218

                                                                        ------------- ------------- ------------  ------------
         Other comprehensive earnings (loss)                                 (2,615)           913      (8,758)         7,031
                                                                        ------------- ------------- ------------  ------------

Comprehensive earnings                                                $       30,730        33,600       46,132        60,121
                                                                        ============= ============= ============  ============

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                          (Unaudited)
                                                                                                       Six Months Ended
                                                                                                            May 31,
                                                                                                   --------------------------
(In thousands)                                                                                         2000         1999
                                                                                                   ------------- ------------
Cash flows from operating activities:
      Net earnings                                                                               $      54,890       53,090
      Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
          Depreciation                                                                                  17,205       12,425
          Minority interests                                                                               809        1,153
          Amortization of discount on mortgage loans, CMBS and other                                   (13,209)      (9,068)
          Gains on sales of real estate                                                                 (3,759)     (40,231)
          Equity in earnings and gains on sales of partnerships                                        (74,428)     (31,732)
          Changes in assets and liabilities:
              Decrease (increase) in restricted cash                                                    17,993      (36,061)
              (Increase) in other assets and deferred taxes                                            (25,316)     (17,803)
              Decrease in mortgage loans held for sale                                                  46,390        1,767
              Increase in accounts payable and accrued liabilities                                      18,259       43,582
                                                                                                   ------------- ------------
                   Net cash provided by (used in) operating activities                                  38,834      (22,878)
                                                                                                   ------------- ------------
Cash flows from investing activities:
      Operating properties and equipment:
         Additions                                                                                    (167,421)    (161,298)
         Sales                                                                                          13,455       61,859
      Land held for investment:
         Additions                                                                                     (11,919)      (7,746)
         Sales                                                                                           6,994        8,670
      Investments in and advances to partnerships                                                      (30,494)     (72,765)
      Distributions from partnerships                                                                   53,928       58,571
      Proceeds from sales of partnership interests                                                      74,731            -
      Purchase of mortgage loans held for investment                                                  (107,266)           -
      Proceeds from mortgage loans held for investment                                                     458        3,639
      Purchase of investment securities                                                                (42,937)     (64,784)
      Proceeds from principal collections on investment securities                                      47,040       15,610
      Interest received on CMBS in excess of income recognized                                           7,344        9,203
      Syndication of affordable housing communities                                                      9,447       34,810
                                                                                                   ------------- ------------
              Net cash used in investing activities                                                   (146,640)    (114,231)
                                                                                                   ------------- ------------
Cash flows from financing activities:

      Proceeds from stock option exercises                                                                 182          145
      Purchase and retirement of treasury stock                                                        (34,064)           -
      Payment of dividends                                                                                (821)        (866)
      Net (payments) borrowings under repurchase agreements and revolving credit lines                  11,093     (115,032)
      Mortgage notes and other debts payable:
        Proceeds from borrowings                                                                       154,029      283,238
        Principal payments                                                                             (17,065)     (47,771)
                                                                                                   ------------- ------------
              Net cash provided by financing activities                                                113,354      119,714
                                                                                                   ------------- ------------
      Net increase (decrease) in cash and cash equivalents                                               5,548      (17,395)
      Cash and cash equivalents at beginning of period                                                   8,587       28,417
                                                                                                   ------------- ------------
      Cash and cash equivalents at end of period                                                 $      14,135       11,022
                                                                                                   ============= ============

                                                                                                                  (Continued)

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                                                                                                          (Unaudited)
                                                                                                       Six Months Ended
                                                                                                            May 31,
                                                                                                   --------------------------
(In thousands)                                                                                         2000         1999
                                                                                                   ------------- ------------
         Supplemental disclosure of non-cash investing and financing activities:
             Purchases of investment securities financed by seller                               $      27,906       94,447
             Investment in partnership                                                                       -       20,788
             Grant of restricted stock, net of deferred income taxes                                     9,649            -


         Supplemental disclosure of non-cash transfers:
             Transfer of land from operating properties to land held for investment              $      17,629       19,702
             Transfer of certain assets and liabilities to investments in partnerships                  10,617            -

         Syndication of affordable housing communities:
             Proceeds from sale of partnership interests                                         $       9,447       34,810
             Basis in partnership interests                                                             (9,447)     (26,583)
                                                                                                   ------------- ------------
             Net gain reflected in gains on sales of real estate                                 $           -        8,227
                                                                                                   ============= ============


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

2.       Comprehensive Earnings

Effective December 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive earnings in a full set of general-purpose financial statements. This statement requires that an entity classify all components of other comprehensive earnings by their nature in a financial statement that is displayed with the same prominence as other financial statements. Other comprehensive earnings for the Company primarily include unrealized gains and losses on marketable securities classified as available-for-sale and the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the Company's foreign investments reported in stockholders' equity. Other comprehensive earnings are presented separately in the Company's consolidated statements of comprehensive earnings, net of taxes.

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

1. RESULTS OF OPERATIONS

The following discussion and analysis presents the significant changes in results of operations of the Company for the three-month and six-month periods ended May 31, 2000 and 1999 after allocating among the core business segments certain non-corporate general and administrative expenses. The Company's business segment reporting has been modified effective with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" on November 30, 1999. Prior year numbers have been restated to conform to the modified business segment reporting. The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto.

                                                      Three Months Ended             Six Months Ended
                                                           May 31,                        May 31,
                                                   -------------------------    ----------------------------
(In thousands)                                       2000           1999           2000            1999
                                                   ----------    -----------    -----------     ------------
Revenues
   Real estate properties                      $      45,638         60,304         86,956          101,489
   Real estate loans                                  36,300         13,219         51,615           28,735
   Real estate securities                             43,466         24,364         82,095           43,855
                                                   ----------    -----------    -----------     ------------
Total revenues                                       125,404         97,887        220,666          174,079
                                                   ----------    -----------    -----------     ------------

Operating expenses
   Real estate properties                             33,567         24,044         62,940           46,449
   Real estate loans                                   2,715          2,051          4,814            4,362
   Real estate securities                              2,933          1,907          5,537            3,161
   Corporate and other                                 6,501          3,974         11,476            7,529
                                                   ----------    -----------    -----------     ------------
Total operating expenses                              45,716         31,976         84,767           61,501
                                                   ----------    -----------    -----------     ------------

Operating earnings
   Real estate properties                             12,071         36,260         24,016           55,040
   Real estate loans                                  33,585         11,168         46,801           24,373
   Real estate securities                             40,533         22,457         76,558           40,694
   Corporate and other                               (6,501)        (3,974)       (11,476)          (7,529)
                                                   ----------    -----------    -----------     ------------
Total operating earnings                              79,688         65,911        135,899          112,578
Interest expense                                      29,773         20,382         56,348           39,857
Income tax expense                                    16,570         12,842         24,661           19,631
                                                   ----------    -----------    -----------     ------------
Net earnings                                    $     33,345         32,687         54,890           53,090
                                                   ==========    ===========    ===========     ============

Three months and six months ended May 31, 2000 compared to three months and six months ended May 31, 1999

The Company reported second quarter and year-to-date net earnings of $33.3 million and $54.9 million, respectively, compared to $32.7 million and $53.1 million for the same periods in 1999. The year-over-year improvements in net earnings resulted primarily from (i) the gain on sale of investment interests in the Company's Japanese real estate loan portfolios, (ii) greater interest income from real estate securities and (iii) an increase in net operating income (rental income less cost of rental operations) from a larger portfolio of stabilized properties. These increases were partially offset by (i) fewer gains on sales of real estate properties, (ii) an increase in interest expense due primarily to increased borrowing levels to finance purchases of real estate properties, loans, and securities and (iii) increased depreciation and other operating expenses from the Company's growing business segments.

Real estate properties

                                                 Three Months Ended                   Six Months Ended
                                                      May 31,                             May 31,
                                          -------------------------------     -------------------------------
(In thousands)                                2000              1999              2000              1999
                                          -------------     -------------     -------------     -------------
Rental income                          $        34,606            23,329            63,045            45,739
Gains on sales of real estate                      293            27,593             3,759            40,231
Equity in earnings and gain on sale
  of partnerships                               10,101             9,278            19,175            15,244
Management fees                                    638               104               977               275
                                          -------------     -------------     -------------     -------------
   Total revenues                               45,638            60,304            86,956           101,489
                                          -------------     -------------     -------------     -------------

Cost of rental operations                       20,251            13,371            36,404            26,392
Other operating expenses                         5,247             4,344            10,196             7,755
Minority interests                               (569)             (152)             (865)             (123)
Depreciation                                     8,638             6,481            17,205            12,425
                                          -------------     -------------     -------------     -------------
   Total operating expenses                     33,567            24,044            62,940            46,449
                                          -------------     -------------     -------------     -------------

   Operating earnings                  $        12,071            36,260            24,016            55,040
                                          =============     =============     =============     =============

Balance sheet data:

Operating properties and equipment,
  net                                  $     1,100,740           756,326         1,100,740           756,326
Land held for investment                       113,187           159,777           113,187           159,777
Investments in and advances to
  partnerships                                 168,881           129,301           168,881           129,301
                                          -------------     -------------     -------------     -------------

  Total segment assets                 $     1,382,808         1,045,404         1,382,808         1,045,404
                                          =============     =============     =============     =============

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

Three months and six months ended May 31, 2000 compared to three months and six months ended May 31, 1999

Overall, operating earnings from real estate properties were $12.1 million and $24.0 million for the three-month and six-month periods ended May 31, 2000, respectively, compared to $36.3 million and $55.0 million for the same periods in 1999. Net operating income increased 44% and 38%, respectively, for the three- and six-month periods ended May 31, 2000 as a result of the strong performance from the Company's growing stabilized real estate property portfolio. This earnings increase was more than offset by lower gains on sales of real estate of $27.3 million and $36.5 million, respectively, for the three-month and six-month periods ended May 31, 2000 and an increase in depreciation and other operating expenses. The higher gains in 1999 reflect a $27.6 million gain on the sale of four multi-family communities in the second quarter.

Total rental income increased to $34.6 million and $63.0 million for the three- and six-month periods ended May 31, 2000, respectively, from $23.3 million and $45.7 million for the same periods in 1999. Cost of rental operations increased to $20.3 million and $36.4 million for the three- and six-month periods ended May 31, 2000, respectively, from $13.4 million and $26.4 million for the same periods in 1999. These increases were primarily due to acquired, developed or repositioned properties coming on line.

Equity in earnings and gain on sale of partnerships increased to $10.1 million and $19.2 million for the three- and six-month periods ended May 31, 2000, respectively, from $9.3 million and $15.2 million for the same periods in 1999. The increase for the three-month period ended May 31, 2000 is due to a gain on the sale of interests in a single-asset partnership in the second quarter of 2000. The increase in the six-month period was primarily due to greater earnings in LLP from increased margins on the sale of the partnership's underlying real estate.

Other operating expenses, which represent an allocation of salary, professional and other administrative expenses, increased to $5.2 million and $10.2 million for the three- and six-month periods ended May 31, 2000, respectively, from $4.3 million and $7.8 million for the same periods in 1999. These increases were due to additional personnel and administrative costs necessary to support the growth in the Company's real estate portfolio.

Depreciation expense increased to $8.6 million and $17.2 million for the three-month and six-month periods ended May 31, 2000, respectively, from $6.5 million and $12.4 million for the same periods in 1999. These increases were primarily due to the 46% growth in the Company's operating property portfolio.

Total book value of operating properties and equipment and land held for investment increased by $65.3 million during the three-month period ended May 31, 2000. This increase was primarily due to approximately $68.2 million of funding for properties under development or repositioning and approximately $26.7 million in acquisitions, offset by approximately $17.8 million in the syndication of affordable housing communities and $8.6 million in depreciation.

The net book value of operating properties and equipment, excluding the affordable housing communities, at May 31, 2000 and the annualized net operating income for the six-month period ended on that date with regard to various types of market-rate properties owned by the Company, were as follows:

                                                                                 Annualized      Annualized
                                                                                Net Operating    NOI as a %
                                                 Net Book      Occupancy           Income       of Net Book
(In thousands, except percentages)                Value           Rate            (NOI) (1)        Value
                                              ---------------------------------------------------------------
Stabilized operating properties
             Commercial                     $        290,472      93%        $          39,813      14%
             Multi-family                             15,772      96%                    1,528      10%
             Hotel and other                          33,088      71%                    3,147      10%
                                              ---------------                  ------------------------------
                                                     339,332                            44,488      13%

Under development or repositioning
             Commercial                              218,121                             4,611
             Multi-family                            219,357                             5,697
             Hotel                                    51,963                                 -
                                              ---------------                  ----------------
                                                     489,441                            10,308
                                              ---------------                  ----------------

Furniture, fixtures and equipment                     19,259                                 -
                                              ---------------                  ----------------

Total operating properties and
    equipment, net (excluding
    affordable housing
    communities)                            $        848,032                 $          54,796
                                              ===============                  ================

--------------------
(1) Annualized NOI for purposes of this schedule is rental income less cost of rental operations before commissions, repairs and maintenance and non-operating expenses.

As of May 31, 2000, approximately 41% of the Company's market-rate operating properties, excluding affordable housing communities, based on net book value, had reached stabilized occupancy levels and were yielding 13% on net book cost. The anticipated improvements in the earnings of the market-rate operating properties that are under development or being repositioned are not expected to be recognized until future periods.

Pre-tax operating margins for the Company's affordable housing communities, which qualify for Low-Income Housing Tax Credits, are generally lower than for market-rate rentals. However, the Company receives its desired yield from these investments after adding in the impact of lower income taxes as a result of the tax credits and other related tax deductions.

The net investment in the Company's affordable housing communities at May 31, 2000 and the annualized yield on the stabilized affordable housing communities, were as follows:

(In thousands, except percentages)

Net book value of stabilized operating communities                $     141,721
Investments in partnerships                                              19,853
Debt and other                                                          (97,112)
                                                                   -------------
  Net investment in stabilized operating communities                     64,462

  Net investment in communities under development                        49,097
                                                                   -------------
          Net investment in affordable housing communities        $     113,559
                                                                   =============
Stabilized operating communities:
  NOI as a % of  net book value                                               7%
  Adjusted NOI as a % of net book value (1)                                  15%
-------------
(1) Adjusted NOI includes the annualized effect of tax credits and other related tax deductions.

As of May 31, 2000 the Company had been awarded and held rights to over $191 million in gross tax credits, with approximately 63% relating to communities that have not yet reached stabilized occupancy levels.

Real estate loans

                                               Three Months Ended              Six Months Ended
                                                    May 31,                        May 31,
                                           ---------------------------    ---------------------------
(In thousands)                                2000            1999           2000            1999
                                           -----------     -----------    -----------     -----------
Interest income                           $     8,902           4,390         16,831           9,511
Equity in earnings and gains on sales
  of partnerships                              27,068           6,698         34,042          15,479
Management fees                                   271           1,966            492           3,457
Other income                                       59             165            250             288
                                           -----------     -----------    -----------     -----------
    Total revenues                             36,300          13,219         51,615          28,735

Operating expenses                              2,086           1,517          3,612           3,293
Minority interests                                629             534          1,202           1,069
                                           -----------     -----------    -----------     -----------
    Total operating expenses                    2,715           2,051          4,814           4,362
                                           -----------     -----------    -----------
                                                                                          -----------
     Operating earnings                   $    33,585          11,168         46,801          24,373
                                           ===========     ===========    ===========     ===========

Balance sheet data:

Mortgage loans, net                       $   213,306          93,596        213,306          93,596
Other investments                              50,093          47,349         50,093          47,349
Investments in and advances to
  partnerships                                 15,167          76,312         15,167          76,312
                                           -----------     -----------    -----------     -----------
   Total segment assets                   $   278,566         217,257        278,566         217,257
                                           ===========     ===========    ===========     ===========


Real estate loans include the Company's direct lending activities in unique high yielding situations, as well as its domestic and foreign discount loan portfolio investments, owned primarily through partnerships, and related loan workout operations. Total revenues include interest income, equity in earnings of partnerships and management fees earned from those partnerships. Operating expenses include the overhead associated with servicing the loans and managing the partnerships.

Three months and six months ended May 31, 2000 compared to three months and six months ended May 31, 1999

Operating earnings from loans increased to $33.6 million and $46.8 million for the three- and six-month periods ended May 31, 2000, respectively, from $11.2 million and $24.4 million for the same periods in 1999. Earnings were higher primarily due to the gains on sale of the Company's investment interests in its Japanese real estate loan portfolios, as discussed below.

Interest income increased to $8.9 million and $16.8 million for the three- and six-month periods ended May 31, 2000, respectively, from $4.4 million and $9.5 million for the same periods in 1999. During the fourth quarter of 1999, the Company began investing in structured junior loan participations in high-quality short- to medium-term variable rate first mortgage real estate loans. During the second quarter of 2000, the Company funded four of these investments bringing the total investment as of May 31, 2000 to $182.2 million. These investments contributed approximately $5.7 million and $8.4 million to interest income in the three- and six-month periods ended May 31, 2000, respectively.

For the three- and six-month periods ended May 31, 2000, equity in earnings and gains on sales of partnerships increased to $27.1 million and $34.0 million, respectively, from $6.7 million and $15.5 million for the same periods in 1999. In April 2000, the Company sold its investment interests in 16 Japanese real estate loan portfolios for $66.4 million. The sale of these investment interests resulted in a pre-tax gain of $20.3 million. Over the past two and a half years, the Company had on average approximately $30 million invested in these Japanese loan portfolios, and with this sale, has now received over $32 million of cash profit on these investments.

Equity in earnings from the Company's domestic loan portfolios decreased $2.3 million and $8.9 million, respectively, contributing only $4.4 million and $6.4 million in the three- and six-month periods ended May 31, 2000. The Company anticipates that the earnings from the domestic discount loan portfolios will continue to be less significant in future periods as the majority of the assets remaining in the partnerships have been resolved.

Management fees decreased to $0.3 million and $0.5 million for the three- and six-month periods ended May 31, 2000, respectively, from $2.0 million and $3.5 million for the same periods in 1999 due to decreased disposition fees on the domestic loan portfolio resolutions.

Operating expenses increased to $2.1 million and $3.6 million for the three- and six-month periods ended May 31, 2000, respectively, from $1.5 million and $3.3 million for the same periods in 1999, primarily due to increased general and administrative expenses to support the growth in the Company's mortgage loan portfolio.

Real estate securities

                                                Three Months Ended                Six Months Ended
                                                     May 31,                          May 31,
                                           -----------------------------    -----------------------------
(In thousands)                                2000             1999            2000             1999
                                           ------------     ------------    ------------     ------------
Interest income                           $     26,322           20,477          52,187           38,875
Equity in earnings of partnerships              11,646            1,009          21,211            1,009
Management and servicing fees                    5,498            2,878           8,697            3,971
                                           ------------     ------------    ------------     ------------
     Total revenues                             43,466           24,364          82,095           43,855

Operating expenses                               2,669            1,700           5,065            2,954
Minority interests                                 264              207             472              207
                                           ------------     ------------    ------------     ------------
      Total operating expenses                   2,933            1,907           5,537            3,161
                                           ------------     ------------    ------------     ------------
      Operating earnings                  $     40,533           22,457          76,558           40,694
                                           ============     ============    ============     ============

Balance sheet data:

Investment securities                     $    535,729          512,702         535,729          512,702
Investments in and advances to
  partnerships                                 105,994           50,459         105,994           50,459
Other investments                               26,787                -          26,787                -
                                           ------------     ------------    ------------     ------------
    Total segment assets                  $    668,510          563,161         668,510          563,161
                                           ============     ============    ============     ============

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

Three months and six months ended May 31, 2000 compared to three months and six months ended May 31, 1999

Overall, operating earnings from real estate securities increased to $40.5 million and $76.6 million for the three- and six-month periods ended May 31, 2000, respectively, from $22.5 million and $40.7 million for the same periods in 1999. Earnings were higher primarily due to increased interest income and management and servicing fees associated with the growth of the Company's CMBS portfolio, greater recognition of earnings due to actual CMBS performance continuing to exceed original expectations and equity in earnings from the Company's participation in Madison Square Company LLC ("Madison").

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

Actual loss experience to date, particularly for older transactions (3 to 6 years in age) is significantly lower than originally underwritten by the Company. Therefore, yields have exceeded original estimates, which has resulted, and the Company believes should continue to result, in improved earnings from these transactions. The Company believes these improvements resulted from (i) its having conservatively underwritten these transactions, (ii) its loan workout and real estate expertise and (iii) a strong real estate economy. However, the positive experience on these older transactions will not necessarily translate into yield improvements on newer investments.

During the quarter ended May 31, 2000, the Company acquired $85.9 million face amount of CMBS for $39.2 million, bringing the year-to-date purchases to $150.6 million face amount with a total purchase price of $70.8 million. The following is a summary of the CMBS portfolio held by the Company at May 31, 2000:

                                         Weighted                                 Weighted    Weighted
                                          Average                                 Average     Average
                               Face      Interest          Book       % of Face     Cash        Book
                              Amount       Rate            Value       Amount     Yield (1)   Yield (2)
                           ------------------------------------------------------------------------------
                                   (In thousands, except percentages)
BB rated or above         $    252,052        7.14%    $    188,044        74.6%        9.6%       13.2%
B rated                        310,979        6.56%         177,185        57.0%       11.5%       12.9%
Unrated                        750,925        7.27%         176,551        23.5%       28.9%       33.2%
Unrealized losses on
  securities                        -                        (6,051)
                           ------------                 ------------
Total CMBS
  portfolio (3)           $  1,313,956        7.08%    $    535,729        40.8%       16.5%       19.6%
                           ============                 ============

----------------------
(1) Cash yield is determined by annualizing the actual cash received during the month of May 2000, and dividing the result by the book value at May 31, 2000.
(2) Book yield is determined by annualizing the interest income for the month of May 2000, and dividing the result by the book value at May 31, 2000.
(3) This table excludes CMBS owned through non-consolidated partnerships.

Equity in earnings of partnerships primarily represents the Company's participation in Madison, which was formed in April 1999. Since formation, the venture has acquired approximately $1.7 billion of real estate related securities. The Company's investment in the venture at May 31, 2000 was $106.0 million, representing a 25.8% ownership interest. In addition to its investment in the venture the Company also maintains a significant ongoing role in the venture, for which it earns fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services for the venture. Madison contributed $12.7 million and $22.2 million of equity in earnings of partnerships to the real estate securities line of business for the three- and six-month periods ended May 31, 2000, respectively.

Management and servicing fees increased to $5.5 million and $8.7 million for the three- and six-month periods ended May 31, 2000, respectively, from $2.9 million and $4.0 million for the same periods in 1999. This increase was primarily attributable to the increase in the number of CMBS mortgage pools (60 at May 31, 2000 versus 53 at May 31, 1999) for which the Company acts as special servicer.

Operating expenses increased to $2.7 million and $5.1 million during the three- and six-month periods ended May 31, 2000, respectively, from $1.7 million and $3.0 million for the same periods in 1999, primarily due to increased personnel and out-of-pocket expenses directly related to the growth of the CMBS portfolio.

Corporate, Other, Interest and Income Tax Expenses

Three months and six months ended May 31, 2000 compared to three months and six months ended May 31, 1999

Corporate and other operating expenses increased to $6.5 million and $11.5 million for the three- and six-month periods ended May 31, 2000, respectively, from $4.0 million and $7.5 million for the same periods in 1999, primarily due to overall Company growth.

Interest expense increased to $29.8 million and $56.3 million for the three- and six-month periods ended May 31, 2000, respectively, from $20.4 million and $39.9 million for the same periods in 1999. These increases were primarily attributable to the Company's increased borrowing levels and an increase in interest rates. The Company's mortgage notes and other debts payable increased to $1,556.4 million at May 31, 2000 from $1,160.6 million at May 31, 1999 as the Company increased its investments in all three of its core business segments.

Income tax expense increased to $16.6 million and $24.7 million for the three- and six-month periods ended May 31, 2000, respectively, from $12.8 million and $19.6 million for the same periods in 1999 primarily due to an increase in pre-tax earnings. The Company's effective tax rate was 33% and 31% for the three- and six-month periods ended May 31, 2000, respectively, compared to 28% and 27% for the same periods in 1999.

2.  LIQUIDITY AND FINANCIAL RESOURCES

In the six months ended May 31, 2000, $38.8 million of cash was provided by the Company's operating activities compared to $22.9 million of cash used for operating activities for the same period in 1999. The increase in cash flow provided by operating activities was primarily due to a decrease in restricted cash of $54.1 million and a decrease in mortgage loans held for sale of $44.6 million, offset by a decrease in accounts payable and accrued liabilities of $25.3 million.

The Company used $146.6 million of cash in investing activities during the six months ended May 31, 2000 compared to $114.2 million of cash used for the same period in 1999. The increase was primarily due to the acquisition of $107.3 million of mortgage loans held for investment, $50.1 million less in proceeds from the sale of real estate and $25.4 million less in proceeds from the syndication of affordable housing communities, offset by $74.7 million in proceeds from sales of partnership interests, a $42.3 million decrease in investment in and advances to partnerships, $31.4 million more in proceeds from principal collections on investment securities and $21.8 million of fewer purchases of investment securities without seller financing.

Financing activities provided $113.4 million of cash during the six months ended May 31, 2000 compared with $119.7 million for the same period in 1999. The overall decrease in cash flow provided by financing activities was primarily due to $98.5 million of net borrowing activity under the Company's mortgage notes and other debts payable and the purchase and retirement of $34.1 million of treasury stock, partially offset by $126.1 million of net borrowing activity under the Company's repurchase agreements and revolving credit lines.

The Company continues to diversify its capital structure and to manage its debt position with a combination of short-, medium- and long-term financings with a goal of properly matching the maturities of its debt with the expected lives of its assets.

 The Company has financed some of its purchases of CMBS under reverse repurchase lines ("repos"). These repo agreements contain provisions which may require the Company to repay amounts or post additional collateral prior to the scheduled maturity dates if the market value of the bonds which collateralize them significantly decline. At May 31, 2000, the Company had three repo agreements through which it financed selected CMBS. The first facility had $93.9 million outstanding and is required to be paid in full by December 2003. The second facility had a commitment of $50.0 million of which $29.6 million was outstanding. This facility matures in June 2001. In March 2000, the Company entered into a $100 million non-recourse repo facility with a leading financial institution to finance selected CMBS. This facility matures in March 2003 and had an outstanding balance of $97.6 million at May 31, 2000. Additionally, the Company has received seller financing in the form of term repos for three specific CMBS transactions. These agreements had an outstanding balance of $50.2 million at May 31, 2000 and expire through February 2002.

On July 14, 2000, the Company amended its $200 million unsecured revolving credit facility, increasing the total facility to $325 million and extending its term to 2004. In addition, subsequent to the end of the quarter the Company received a $30 million commitment from a group of banks for a separate secured facility with a three-year term. The Company expects this facility to close in the third quarter.

Including these new facilities, LNR will have approximately $500 million available from existing or committed lines, financings and cash and approximately $142 million available under committed project-level financings to fund future development.

At May 31, 2000, the Company had scheduled maturities on existing debt of $134.1 million through May 31, 2001, assuming the Company takes advantage of extensions which are exercisable at the Company's option. The Company's ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on its future performance, which to a certain extent, is subject to general economic, financial, competitive and other factors beyond the Company's control. The Company believes its availability under existing credit facilities, operating cash flow, unencumbered assets, and its ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet its working capital requirements, debt service and maturities, and short- and long-term needs based upon currently anticipated levels of growth.

Approximately 62% of the Company's existing indebtedness bears interest at variable rates. However, most of the Company's investments generate interest or rental income at essentially fixed rates. Therefore, a material increase in interest rates could increase the Company's interest expense without a corresponding increase in income.

The Company's debt portfolio is comprised of recourse and non-recourse debt facilities. At May 31, 2000, approximately $895 million, or 58% of the approximately $1.6 billion of outstanding debt, was recourse to the Company.

In December 1999, the Company's Board of Directors authorized the repurchase of up to 3,500,000 shares of its common stock in addition to a 1998 authorization to repurchase 2,000,000 shares. During the first quarter of 2000, the Company purchased and retired 1,893,200 shares, bringing the inception-to-date total under the Company's buy-back programs to 2,944,100 shares. No shares were purchased by the Company during the second quarter of 2000.

Year 2000

The Company has successfully transitioned into the Year 2000 ("Y2K"). It did not encounter significant problems from the fact that many computer programs had been written with date fields using two digits, instead of four and then might have treated the year "00" as being earlier than the year "99."

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not subject to any legal proceedings other than suits relating to properties it owns which the Company views as an ordinary part of its business, most of which are covered by insurance. LNR believes these suits will not, in the aggregate, have a material adverse effect upon the Company.

Items 2-5. Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

              (a) Exhibits:
                  27.1 Financial Data Schedule

              (b) Reports on Form 8-K:
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

             Signature and Title                                   Date


/s/  Shelly Rubin                                             July 17, 2000
-----------------------------------
Shelly Rubin

Chief Financial Officer (Principal
Financial Officer)

                                  Exhibit Index

Exhibit
Number                     Description
------                     -----------

27.1             Financial Data Schedule.