Form 10-Q
period 2000-08-31
LNR PROPERTY CORP
filed 2000-10-16
CIK 1043044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000

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

Common shares outstanding as of the end of the current fiscal quarter:

         Common            24,212,047
         Class B Common    10,000,580

================================================================================

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                (unaudited)
(In thousands, except per share amounts)                                                         August 31,       November 30,
                                                                                                    2000              1999
                                                                                                -----------       -----------
                                     Assets

Cash and cash equivalents                                                                       $    27,474             8,587
Restricted cash                                                                                      92,167            95,682
Investment securities                                                                               623,904           510,920
Mortgage loans, net                                                                                 227,207           152,827
Operating properties and equipment, net                                                             998,153           982,230
Land held for investment                                                                            106,794           126,047
Investments in and advances to partnerships                                                         304,328           315,892
Other assets                                                                                        109,886            90,816
                                                                                                -----------       -----------
          Total assets                                                                          $ 2,489,913         2,283,001
                                                                                                ===========       ===========

                      Liabilities and Stockholders' Equity

Liabilities
      Accounts payable and other liabilities                                                    $   158,097           131,342
      Mortgage notes and other debts payable                                                      1,549,358         1,403,401
                                                                                                -----------       -----------
          Total liabilities                                                                       1,707,455         1,534,743
                                                                                                -----------       -----------

Minority interests                                                                                   32,383            37,926
                                                                                                -----------       -----------


Stockholders' equity
      Common stock, $.10 par value, 150,000 shares authorized, 24,212 shares issued and
      outstanding                                                                                     2,421             2,514
      Class B common stock, $.10 par value, 40,000 shares authorized, 10,001 shares issued
      and outstanding                                                                                 1,000             1,006
      Additional paid-in capital                                                                    516,498           529,042
      Retained earnings                                                                             245,269           163,974
      Accumulated other comprehensive earnings/(loss), net and other                                (15,113)           13,796
                                                                                                -----------       -----------
          Total stockholders' equity                                                                750,075           710,332
                                                                                                -----------       -----------

          Total liabilities and stockholders' equity                                            $ 2,489,913         2,283,001
                                                                                                ===========       ===========

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                                      (Unaudited)             (Unaudited)
                                                                  Three Months Ended       Nine Months Ended
                                                                      August 31,              August 31,
                                                              -----------------------   -----------------------
(In thousands, except per share amounts)                         2000         1999         2000         1999
                                                              ----------   ----------   ----------   ----------
Revenues
      Rental income                                           $   38,437       21,839      101,482       67,578
      Equity in earnings and gains on sales of partnerships       16,555       10,891       90,983       42,623
      Interest income                                             38,493       27,510      107,511       75,896
      Gains on sales of:
        Real estate                                               15,736       13,934       19,495       54,165
        Investment securities                                     13,134        6,056       13,134        6,056
      Management and servicing fees                                7,940        4,753       18,106       12,456
      Other, net                                                      47          138          297          426
                                                              ----------   ----------   ----------   ----------
          Total revenues                                         130,342       85,121      351,008      259,200
                                                              ----------   ----------   ----------   ----------

Costs and expenses
      Cost of rental operations                                   21,391       11,844       57,795       38,236
      General and administrative                                  16,995       11,765       47,344       33,296
      Depreciation                                                 9,901        7,234       27,106       19,659
      Minority interests                                           2,030        4,077        2,839        5,230
                                                              ----------   ----------   ----------   ----------
          Total costs and expenses                                50,317       34,920      135,084       96,421
                                                              ----------   ----------   ----------   ----------

Operating earnings                                                80,025       50,201      215,924      162,779
Interest expense                                                  32,108       20,837       88,456       60,694
                                                              ----------   ----------   ----------   ----------

Earnings before income taxes                                      47,917       29,364      127,468      102,085
                                                              ----------   ----------   ----------   ----------

Income taxes                                                      14,853        7,928       39,514       27,559
                                                              ----------   ----------   ----------   ----------
Net earnings                                                  $   33,064       21,436       87,954       74,526
                                                              ==========   ==========   ==========   ==========

Weighted average shares outstanding:
     Basic                                                        33,336       35,696       33,505       35,670
                                                              ==========   ==========   ==========   ==========
     Diluted                                                      34,932       36,455       34,851       36,303
                                                              ==========   ==========   ==========   ==========

Net earnings per share:
     Basic                                                    $     0.99         0.60         2.63         2.09
                                                              ==========   ==========   ==========   ==========
     Diluted                                                  $     0.95         0.59         2.52         2.05
                                                              ==========   ==========   ==========   ==========

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

                                                                     (Unaudited)                        (Unaudited)
                                                                  Three Months Ended                 Nine Months Ended
                                                                      August 31,                         August 31,
                                                             ----------------------------      ----------------------------
(In thousands)                                                   2000             1999             2000             1999
                                                             -----------      -----------      -----------      -----------
Net earnings                                                 $    33,064           21,436           87,954           74,526
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities,
  net and other                                                    1,951            4,758           (1,040)          11,571
Less: reclassification adjustment for gains included in
  net earnings                                                    (8,122)          (4,375)         (13,889)          (4,157)
                                                             -----------      -----------      -----------      -----------
         Other comprehensive earnings (loss)                      (6,171)             383          (14,929)           7,414
                                                             -----------      -----------      -----------      -----------
Comprehensive earnings                                       $    26,893           21,819           73,025           81,940
                                                             ===========      ===========      ===========      ===========

See accompanying notes to consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                      (Unaudited)
                                                                                                   Nine Months Ended
                                                                                                       August 31,
                                                                                              ---------------------------
(In thousands)                                                                                    2000            1999
                                                                                              -----------     -----------
Cash flows from operating activities:
      Net earnings                                                                            $    87,954          74,526
      Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
          Depreciation                                                                             27,106          19,659
          Minority interests                                                                        2,839           5,230
          Amortization of discount on mortgage loans, CMBS and other                              (21,648)        (15,212)
          Gains on sales of real estate                                                           (19,495)        (54,165)
          Equity in earnings and gains on sales of partnerships                                   (90,983)        (42,623)
          Gain on sales of investment securities                                                  (13,134)         (6,056)
          Changes in assets and liabilities:
              Increase in restricted cash                                                          (3,419)        (39,743)
              Increase in other assets and deferred taxes                                         (38,918)        (19,678)
              Decrease in mortgage loans held for sale                                             50,802          12,902
              Increase in accounts payable and accrued liabilities                                 32,655          58,918
                                                                                              -----------     -----------
                   Net cash (used in) provided by operating activities                             13,759          (6,242)
                                                                                              -----------     -----------
Cash flows from investing activities:
      Operating properties and equipment
         Additions                                                                               (226,838)       (250,810)
         Sales                                                                                     73,627         105,378
      Land held for investment
         Additions                                                                                (21,832)        (14,383)
         Sales                                                                                     15,203          11,460
      Investments in and advances to partnerships                                                 (36,620)       (111,583)
      Distributions from partnerships                                                              91,221          73,889
      Proceeds from the sale of partnership interests                                              75,236           8,023
      Purchase of mortgage loans held for investment                                             (137,266)             --
      Proceeds from mortgage loans held for investment                                             11,305           7,224
      Purchase of investment securities                                                           (81,188)        (72,657)
      Proceeds from principal collections on investment securities                                 64,016          29,360
      Interest received on CMBS in excess of income recognized                                     11,151          13,241
      Proceeds from the sale of other assets                                                       14,753           8,000
      Syndication of affordable housing communities                                                15,974          34,810
                                                                                              -----------     -----------
                   Net cash used in investing activities                                         (131,258)       (158,048)
                                                                                              -----------     -----------
Cash flows from financing activities:
      Purchase and retirement of treasury stock                                                   (34,064)             --
      Proceeds from stock option exercises                                                            286             145
      Payment of dividends                                                                         (1,238)         (1,300)
      Net borrowings (payments) under repurchase agreements and revolving credit lines             21,993         (85,508)
      Mortgage notes and other debts payable:
        Proceeds from borrowings                                                                  195,021         347,705
        Principal payments                                                                        (45,612)        (97,681)
                                                                                              -----------     -----------
                   Net cash provided by financing activities                                      136,386         163,361
                                                                                              -----------     -----------
      Net increase (decrease) in cash and cash equivalents                                         18,887            (929)
      Cash and cash equivalents at beginning of period                                              8,587          28,417
                                                                                              -----------     -----------
      Cash and cash equivalents at end of period                                              $    27,474          27,488
                                                                                              ===========     ===========
                                                                                                                           Continued

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

                                                                                                       (Unaudited)
                                                                                                    Nine Months Ended
                                                                                                       August 31,
                                                                                              ---------------------------
(In thousands)                                                                                    2000            1999
                                                                                              -----------     -----------
      Supplemental disclosure of non-cash investing and financing activities:
        Purchases of investment securities financed by seller                                 $    80,999         109,197
        Investment in partnership                                                                      --          20,788
        Grant of restricted stock                                                                  15,714              --

      Supplemental disclosure of non-cash transfers:
         Transfer of certain assets and liabilities to investments in partnerships            $    45,798          16,295
         Transfer of other assets to operating properties                                              --           4,000
         Transfer of land to operating properties from land held for investment                    29,759              --

      Syndication of affordable housing communities:
         Proceeds from sale of partnership interests                                          $    15,974          34,810
         Basis in partnership interests                                                           (15,974)        (26,583)
                                                                                              -----------     -----------
         Net gain reflected in gains on sales of real estate                                  $        --           8,227
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

On February 11, 2000, 870,000 shares of restricted stock were awarded under the Plan. The value of such stock was established by the market price on the date of grant. Unearned compensation arising from the restricted stock grants is amortized to expense on a straight-line basis over a five-year vesting period. Unamortized unearned compensation is shown as a reduction of stockholders' equity and is included in accumulated other comprehensive earnings/(loss), net and other in the accompanying consolidated condensed balance sheets.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements


4.  Reclassifications

Certain reclassifications have been made to the prior year consolidated condensed financial statements to conform to the current year presentation.

5.  New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards regarding derivative instruments and hedging activities. SFAS No. 133 requires that all derivative instruments be recorded as either an asset or liability on the balance sheet at their fair value, and that changes in the fair value be recognized currently in earnings unless specified criteria are met. This statement was effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" extended the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activites - an Amendment of FASB Statement No. 133". This statement amends the accounting and reporting standards of Statement No. 133 for certain derivative instruments and certain hedging activities. Management is still in the process of assessing the impact of implementing SFAS Nos. 133 and 138 on the Company's results of operations and financial position.

In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable to the Company beginning no later than the fourth quarter of the year ended November 30, 2001. Management is still in the process of assessing the impact of implementing SAB No. 101 on the Company's results of operations and financial position.

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

OVERVIEW

LNR Property Corporation (the "Company") is engaged primarily in (i) acquiring, developing, managing and repositioning commercial and multi-family residential real estate properties, (ii) investing in high-yielding real estate loans and purchasing portfolios of loans at a discount, all backed by real estate properties, and (iii) investing in unrated and non-investment grade rated commercial mortgage-backed securities ("CMBS") as to which the Company has the right to be special servicer.

1.  RESULTS OF OPERATIONS

The following discussion and analysis presents the significant changes in results of operations of the Company for the three-month and nine-month periods ended August 31, 2000 and 1999 after allocating among the core business segments certain non-corporate general and administrative expenses. The Company's business segment reporting has been modified effective with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" on November 30, 1999. Prior year numbers have been restated to conform to the modified business segment reporting. The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto.

                                                    Three Months Ended           Nine Months Ended
                                                         August 31,                  August 31,
                                                  -----------------------     -----------------------
(In thousands)                                      2000          1999          2000          1999
                                                  ---------     ---------     ---------     ---------
Revenues
   Real estate properties                         $  62,939        44,242       149,895       145,731
   Real estate loans                                 14,746         8,788        66,361        37,523
   Real estate securities                            52,657        32,091       134,752        75,946
                                                  ---------     ---------     ---------     ---------
Total revenues                                      130,342        85,121       351,008       259,200
                                                  ---------     ---------     ---------     ---------
Operating expenses
   Real estate properties                            38,229        26,378       101,169        72,827
   Real estate loans                                  2,193         1,581         7,007         5,943
   Real estate securities                             2,665         2,625         8,202         5,786
   Corporate and other                                7,230         4,336        18,706        11,865
                                                  ---------     ---------     ---------     ---------
Total operating expenses                             50,317        34,920       135,084        96,421
                                                  ---------     ---------     ---------     ---------
Operating earnings
   Real estate properties                            24,710        17,864        48,726        72,904
   Real estate loans                                 12,553         7,207        59,354        31,580
   Real estate securities                            49,992        29,466       126,550        70,160
   Corporate and other                               (7,230)       (4,336)      (18,706)      (11,865)
                                                  ---------     ---------     ---------     ---------
Total operating earnings                             80,025        50,201       215,924       162,779
Interest expense                                     32,108        20,837        88,456        60,694
Income tax expense                                   14,853         7,928        39,514        27,559
                                                  ---------     ---------     ---------     ---------
Net earnings                                      $  33,064        21,436        87,954        74,526
                                                  =========     =========     =========     =========

Three months and nine months ended August 31, 2000 compared to three months and nine months ended August 31, 1999

The Company reported third quarter and year-to-date net earnings of $33.1 million and $88.0 million, respectively, compared to $21.4 million and $74.5 million for the same periods in 1999. The quarter-over-quarter improvement in net earnings is attributable to (i) greater earnings from the Company's growing CMBS investments, (ii) the gain on sale of the Company's remaining investment in the common stock of Bank United Corporation ("BNKU"), (iii) an increase in interest income from a growing investment in high-yielding loans and (iv) increased net operating income (rental income less cost of rental operations) from the Company's success in leasing up new and repositioned real estate properties. These increases were offset somewhat by (i) an increase in interest expense due primarily to increased borrowing levels to finance purchases of real estate properties, loans, and securities and (ii) increased depreciation and other operating expenses from the Company's growing business segments. The year-over-year improvements in net earnings resulted primarily from (i) greater earnings from the Company's growing CMBS investments, (ii) the gain on sale of investments in the Company's Japanese real estate loan portfolios and (iii) an increase in net operating income (rental income less cost of rental operations) from a larger portfolio of stabilized properties. These increases were partially offset by (i) fewer gains on sales of real estate properties, (ii) an increase in interest expense due primarily to increased borrowing levels to finance purchases of real estate properties, loans, and securities and (iii) increased depreciation and other operating expenses from the Company's growing business segments.

Real estate properties

                                     Three Months Ended          Nine Months Ended
                                          August 31,                  August 31,
                                   ------------------------    ------------------------
(In thousands)                        2000          1999          2000          1999
                                   ----------    ----------    ----------    ----------
Rental income                      $   38,437        21,839       101,482        67,578
Gains on sales of real estate          15,736        13,934        19,495        54,165
Equity in earnings and gains on
   sales of partnerships                7,886         8,210        27,061        23,454
Management fees                           880           259         1,857           534
                                   ----------    ----------    ----------    ----------
   Total revenues                      62,939        44,242       149,895       145,731
                                   ----------    ----------    ----------    ----------
Cost of rental operations              21,391        11,844        57,795        38,236
Other operating expenses                5,727         4,005        15,923        11,760
Minority interests                      1,210         3,295           345         3,172
Depreciation                            9,901         7,234        27,106        19,659
                                   ----------    ----------    ----------    ----------
   Total operating expenses            38,229        26,378       101,169        72,827
                                   ----------    ----------    ----------    ----------
   Operating earnings              $   24,710        17,864        48,726        72,904
                                   ==========    ==========    ==========    ==========

Balance sheet data:

Operating properties and
   equipment, net                  $  998,153       809,556       998,153       809,556
Land held for investment              106,794       144,997       106,794       144,997
Investments in and advances to
   partnerships                       182,403       141,871       182,403       141,871
                                   ----------    ----------    ----------    ----------
   Total segment assets            $1,287,350     1,096,424     1,287,350     1,096,424
                                   ==========    ==========    ==========    ==========

Real estate properties include apartment buildings, office buildings, shopping centers, hotels, industrial facilities and land that the Company acquires and develops, redevelops or repositions. It also includes the Company's 50% interest in Lennar Land Partners ("LLP"), a partnership engaged in the acquisition, development and sale of land. Total revenues from real estate properties include rental income from operating properties, gains on sales of those properties, equity in earnings of partnerships that own and operate real estate properties and fees earned from managing those partnerships. Operating expenses include the direct costs of operating the real estate properties, the related depreciation and the overhead associated with managing the properties and partnerships.

Three months and nine months ended August 31, 2000 compared to three months and nine months ended August 31, 1999

Overall, operating earnings from real estate properties were $24.7 million and $48.7 million for the three-month and nine-month periods ended August 31, 2000, respectively, compared to $17.9 million and $72.9 million for the same periods in 1999. The increase in operating earnings for the three-month period ended August 31, 2000 was due to a 71% increase in net operating income due to the Company's success in leasing up new and repositioned real estate properties and an increase in gains on sales of real estate. This increase was partially offset by higher depreciation expense and other operating expenses. Net operating income increased 49% for the nine-month period ended August 31, 2000. However, this increase was more than offset by lower gains on sales of real estate of $34.7 million and an increase in depreciation and other operating expenses. Gains on sales of real estate may fluctuate from quarter to quarter based on the timing of the value-add and real estate closing processes. The higher gains in 1999 include a $27.6 million gain on the sale of four multi-family communities in the second quarter.

Total rental income increased to $38.4 million and $101.5 million for the three- and nine-month periods ended August 31, 2000, respectively, from $21.8 million and $67.6 million for the same periods in 1999. Cost of rental operations increased to $21.4 million and $57.8 million for the three- and nine-month periods ended August 31, 2000, respectively, from $11.8 million and $38.2 million for the same periods in 1999. These increases were primarily due to acquired, developed or repositioned properties coming on line.

Equity in earnings and gains on sales of partnerships decreased slightly to $7.9 million for the three-month period ended August 31, 2000, from $8.2 million for the same period in 1999. For the nine-month period ended August 31, 2000 equity in earnings and gain on sale of partnerships increased to $27.1 million from $23.5 million for the same period in 1999. The increase for the nine-month period ended August 31, 2000 is primarily due to a gain on the sale of interests in a single-asset partnership in the second quarter of 2000 and greater earnings in LLP from increased margins on the sale of the partnership's underlying real estate.

Other operating expenses, which represent an allocation of salary, professional and other administrative expenses, increased to $5.7 million and $15.9 million for the three- and nine-month periods ended August 31, 2000, respectively, from $4.0 million and $11.8 million for the same periods in 1999. These increases were due to additional personnel and administrative costs necessary to support the growth in the Company's real estate portfolio.

Depreciation expense increased to $9.9 million and $27.1 million for the three-month and nine-month periods ended August 31, 2000, respectively, from $7.2 million and $19.7 million for the same periods in 1999. These increases were due to growth in the Company's operating property portfolio.

The net book value of operating properties and equipment, excluding the affordable housing communities, at August 31, 2000 and the annualized net operating income for the nine-month period ended on that date with regard to various types of market-rate properties owned by the Company, were as follows:

                                                             Annualized   Annualized
                                                                Net       NOI as a %
                                                             Operating      of Net
                                       Net Book   Occupancy    Income        Book
(In thousands, except percentages)      Value        Rate    (NOI) (1)       Value
                                       ---------------------------------------------
Stabilized operating properties
             Commercial                $281,336       93%     $ 38,381        14%
             Multi-family                25,422       95%        3,223        13%
             Hotel and other             16,575       75%        2,504        15%
                                       --------               ----------------------
                                        323,333                 44,108        14%
Under development or repositioning
             Commercial                 246,575                  6,307
             Multi-family               182,727                  1,270
             Hotel                       61,604                  1,467
                                       --------               --------
                                        490,906                  9,044
                                       --------               --------
Furniture, fixtures and equipment        24,960                     --
                                       --------               --------
Total operating properties and
    equipment, net (excluding
    affordable housing communities)    $839,199               $ 53,152
                                       ========               ========

--------------------
(1) Annualized NOI for purposes of this schedule is rental income less cost of rental operations before commissions, repairs and maintenance and non-operating expenses.

As of August 31, 2000, approximately 40% of the Company's market-rate operating properties, excluding affordable housing communities, based on net book value, had reached stabilized occupancy levels and were yielding 14% on net book cost. The anticipated improvements in the earnings of the market-rate operating properties that are under development or being repositioned are not expected to be recognized until future periods.

Pre-tax operating margins for the Company's affordable housing communities, which qualify for Low-Income Housing Tax Credits, are generally lower than for market-rate rentals. However, the Company receives its desired yield from these investments after adding in the impact of lower income taxes as a result of the tax credits and other related tax deductions.

The net investment in the Company's affordable housing communities at August 31, 2000 and the annualized yield on the stabilized affordable housing communities, were as follows:

(In thousands, except percentages)

Net book value of stabilized operating communities                    $  90,919
Investments in partnerships owning stabilized operating communities      40,268
Debt and other                                                          (59,405)
                                                                      ---------
  Net investment in stabilized operating communities                     71,782

  Net investment in communities under development                        49,639
                                                                      ---------
          Net investment in affordable housing communities            $ 121,421
                                                                      =========

Stabilized operating communities:
  NOI as a % of  net book value                                               8%
  Adjusted NOI as a % of net book value (1)                                  15%

--------------------
(1) Adjusted NOI includes the annualized effect of tax credits and other related tax deductions.

As of August 31, 2000 the Company had been awarded and held rights to over $201 million in gross tax credits, with approximately 63% relating to communities that have not yet reached stabilized occupancy levels.

Real estate loans

                                   Three Months Ended      Nine Months Ended
                                        August 31,             August 31,
                                  --------------------    --------------------
(In thousands)                      2000        1999        2000        1999
                                  --------    --------    --------    --------
Interest income                   $  8,770       4,534      25,601      14,045
Equity in earnings and gains
   on sales of partnerships          2,004       2,569      36,046      18,048
Management fees                      3,925       1,547       4,417       5,004
Other income                            47         138         297         426
                                  --------    --------    --------    --------
   Total revenues                   14,746       8,788      66,361      37,523

Operating expenses                   1,625       1,036       5,237       4,329
Minority interests                     568         545       1,770       1,614
                                  --------    --------    --------    --------
   Total operating expenses          2,193       1,581       7,007       5,943
                                  --------    --------    --------    --------
   Operating earnings             $ 12,553       7,207      59,354      31,580
                                  ========    ========    ========    ========
Balance sheet data:

Mortgage loans, net               $227,207      79,351     227,207      79,351
Other investments                   49,536      46,827      49,536      46,827
Investments in and advances to
   partnerships                     14,293      76,916      14,293      76,916
                                  --------    --------    --------    --------
   Total segment assets           $291,036     203,094     291,036     203,094
                                  ========    ========    ========    ========

Real estate loans include the Company's direct lending activities in unique high-yielding situations, as well as its domestic and foreign discount loan portfolio investments, owned primarily through partnerships, and related loan workout operations. Total revenues include interest income, equity in earnings of partnerships and management fees earned from those partnerships. Operating expenses include the overhead associated with servicing the loans and managing the partnerships.

Three months and nine months ended August 31, 2000 compared to three months and nine months ended August 31, 1999

Operating earnings from loans increased to $12.6 million and $59.4 million for the three- and nine-month periods ended August 31, 2000, respectively, from $7.2 million and $31.6 million for the same periods in 1999. Earnings for the three-month period ended August 31, 2000 were higher primarily due to increased interest income and management fees. Earnings for the nine-month period ended August 31, 2000 were higher primarily due to the gain on sale of the Company's investment interests in its Japanese real estate loan portfolios and an increase in interest income.

Interest income increased to $8.8 million and $25.6 million for the three- and nine-month periods ended August 31, 2000, respectively, from $4.5 million and $14.0 million for the same periods in 1999. During the fourth quarter of 1999, the Company began investing in structured junior loan participations in high-quality short- to medium-term variable rate first mortgage real estate loans. During the third quarter of 2000, the Company funded one additional investment for $30 million and one loan participation paid off in full, bringing the total investment as of August 31, 2000 to $201.8 million. These investments contributed approximately $5.9 million and $15.3 million to interest income in the three- and nine-month periods ended August 31, 2000, respectively.

For the three-month period ended August 31, 2000, equity in earnings and gains on sales of partnerships decreased slightly to $2.0 million from $2.6 million for the same period in 1999. For the nine-month period ended August 31, 2000, equity in earnings and gains on sales of partnerships increased to $36.0 million from $18.0 million for the same period in 1999. This increase is primarily due to the sale of the Company's investment interests in 16 Japanese real estate loan portfolios for $66.4 million, which occurred in April 2000. The sale of these investment interests resulted in a pre-tax gain of $20.3 million.

Equity in earnings from the Company's domestic loan portfolios was relatively flat for the three-month period, and decreased $8.8 million for the nine-month period ended August 31, 2000, compared to the same periods during 1999. The Company does not expect earnings from these domestic loan portfolios to contribute materially to earnings after the current fiscal year as the majority of the assets remaining in these portfolios have been sold.

Management fees increased to $3.9 million for the three-month period ended August 31, 2000 from $1.5 million for the same period in 1999 because of fees received from one of the partnerships. Management fees decreased to $4.4 million for the nine-month period ended August 31, 2000, from $5.0 million for the same period in 1999. Overall, fees are decreasing due to fewer domestic loan portfolio resolutions.

Operating expenses increased to $1.6 million and $5.2 million for the three- and nine-month periods ended August 31, 2000, respectively, from $1.0 million and $4.3 million for the same periods in 1999, primarily due to increased general and administrative expenses to support the growth in the Company's mortgage loan portfolio.

Real estate securities

                                             Three Months Ended      Nine Months Ended
                                                  August 31,             August 31,
                                            --------------------    --------------------
(In thousands)                                2000        1999        2000        1999
                                            --------    --------    --------    --------
Interest income                             $ 29,723      22,976      81,910      61,851
Equity in earnings of partnerships             6,665         112      27,876       1,121
Gains on sales of investment
   securities                                 13,134       6,056      13,134       6,056
Management and servicing fees                  3,135       2,947      11,832       6,918
                                            --------    --------    --------    --------
   Total revenues                             52,657      32,091     134,752      75,946

Operating expenses                             2,413       2,388       7,478       5,342
Minority interests                               252         237         724         444
                                            --------    --------    --------    --------
   Total operating expenses                    2,665       2,625       8,202       5,786
                                            --------    --------    --------    --------
   Operating earnings                       $ 49,992      29,466     126,550      70,160
                                            ========    ========    ========    ========
Balance sheet data:
Investment securities                       $623,904     514,468     623,904     514,468
Investments in and advances to
   partnerships                              107,632      86,467     107,632      86,467
Other investments                              8,820      27,135       8,820      27,135
                                            --------    --------    --------    --------
   Total segment assets                     $740,356     628,070     740,356     628,070
                                            ========    ========    ========    ========

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

Three months and nine months ended August 31, 2000 compared to three months and nine months ended August 31, 1999

Overall, operating earnings from real estate securities increased to $50.0 million and $126.6 million for the three- and nine-month periods ended August 31, 2000, respectively, from $29.5 million and $70.2 million for the same periods in 1999. Earnings were higher primarily due to (1) increased interest income associated with the growth of the Company's CMBS portfolio and greater recognition of earnings due to actual CMBS performance continuing to exceed original expectations, (2) increased equity in earnings from the Company's participation in Madison Square Company LLC ("Madison") and (3) the gain on sale of the Company's remaining investment in the common stock of BNKU.

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

During the quarter ended August 31, 2000, the Company acquired $154.0 million face amount of CMBS for $91.3 million, bringing the year-to-date purchases to $304.6 million face amount with a total purchase price of $162.2 million. The following is a summary of the CMBS portfolio held by the Company at August 31, 2000:

                                      Weighted                                  Weighted      Weighted
                                      Average                                    Average       Average
                          Face        Interest        Book        % of Face       Cash          Book
                         Amount         Rate          Value         Amount      Yield (1)     Yield (2)
                       --------------------------------------------------------------------------------
                                              (In thousands, except percentages)
Fixed-rate
  BB rated or above    $  261,671          7.12%    $  192,448         73.5%          9.7%        11.9%
  B rated                 368,757          6.66%       205,780         55.8%         11.9%        13.2%
  Unrated                 771,805          7.27%       181,813         23.6%         29.9%        32.7%
                       ------------------------     --------------------------------------------------
      Total             1,402,233          7.05%       580,041         41.4%         16.7%        18.9%
Floating-rate/
  short-term
  BB rated or above    $   12,788          7.91%    $   10,893         85.2%          9.3%         9.6%
  Unrated                  33,764         11.69%        31,564         93.5%         12.5%         8.5%
                       ------------------------     --------------------------------------------------
      Total                46,552         10.65%        42,457         91.2%         11.7%         8.8%
  Unrealized gains
  on securities                --                        1,406
                       ----------                   ----------
Total CMBS
  portfolio (3)        $1,448,785          7.16%    $  623,904         43.1%         16.4%        18.3%
                       ==========                   ==========

----------------------
(1) Cash yield is determined by annualizing the actual cash received during the month of August 2000, and dividing the result by the book value at August 31, 2000.
(2) Book yield is determined by annualizing the interest income for the month of August 2000, and dividing the result by the book value at August 31, 2000.
(3) This table excludes CMBS owned through non-consolidated partnerships.

Equity in earnings of partnerships primarily represents the Company's participation in Madison, which was formed in April 1999. The venture owns approximately $1.6 billion of real estate related securities. The Company's investment in the venture at August 31, 2000 was $107.6 million, representing a 25.8% ownership interest. In addition to its investment in the venture, the Company also maintains a significant ongoing role in the venture for which it earns fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services for the venture. Madison contributed $9.7 million and $31.9 million of equity in earnings of partnerships to the real estate securities line of business for the three- and nine-month periods ended August 31, 2000, respectively.

The $13.1 million gain on sale of investment securities during the quarter ended August 31, 2000 represents the sale of the Company's remaining 417,000 shares of common stock in BNKU. During the third quarter of 1999, the Company recognized a gain on sale of investment securities of $6.1 million for the sale of 200,000 shares of BNKU common stock. Early in 1999, the Company received these shares as a distribution from one of its partnerships.

Management and servicing fees increased to $3.1 million and $11.8 million for the three- and nine-month periods ended August 31, 2000, respectively, from $2.9 million and $6.9 million for the same periods in 1999. This increase was primarily attributable to the increase in the number of CMBS mortgage pools (63 at August 31, 2000 versus 55 at August 31, 1999) for which the Company acts as special servicer.

Operating expenses increased slightly during the three-month period ended August 31, 2000 compared to the same period in 1999. Operating expenses increased to $7.5 million for the nine-month period ended August 31, 2000 from $5.3 million for the same period in 1999. These increases are primarily due to increased personnel and out-of-pocket expenses directly related to the growth of the Company's CMBS portfolio.

Corporate, Other, Interest and Income Tax Expenses

Three months and nine months ended August 31, 2000 compared to three months and nine months ended August 31, 1999

Corporate and other operating expenses increased to $7.2 million and $18.7 million for the three- and nine-month periods ended August 31, 2000, respectively, from $4.3 million and $11.9 million for the same periods in 1999, primarily due to overall Company growth.

Interest expense increased to $32.1 million and $88.5 million for the three- and nine-month periods ended August 31, 2000, respectively, from $20.8 million and $60.7 million for the same periods in 1999. These increases were primarily attributable to the Company's increased borrowing levels and, to a lesser extent, higher interest rates. The Company's mortgage notes and other debts payable increased to $1,549.4 million at August 31, 2000 from $1,219.5 million at August 31, 1999 as the Company increased its investments in all three of its core business segments.

Income tax expense increased to $14.9 million and $39.5 million for the three- and nine-month periods ended August 31, 2000, respectively, from $7.9 million and $27.6 million for the same periods in 1999 primarily due to an increase in pre-tax earnings. The Company's effective tax rate was 31% for both the three- and nine-month periods ended August 31, 2000, compared to 27% for the same periods in 1999.

2.  LIQUIDITY AND FINANCIAL RESOURCES

In the nine months ended August 31, 2000, $13.8 million of cash was provided by the Company's operating activities compared to $6.2 million of cash used for operating activities for the same period in 1999. The increase in cash flow provided by operating activities was primarily due to a higher decrease in mortgage loans held for sale of $37.9 million and a lower increase in restricted cash of $36.3 million. This increase was offset by a lower increase in accounts payable and accrued liabilities of $26.3 million, a higher increase in other assets and deferred taxes of $19.2 million, and a decrease in cash flow from net earnings of $8.7 million, after adjusting for the effects of non-cash items, whose contributions to cash flow is reflected in cash from investing activities below.

The Company used $131.3 million of cash in investing activities during the nine months ended August 31, 2000 compared to $158.0 million of cash used for the same period in 1999. The decrease in net cash used was primarily due to $67.2 million more in proceeds from sales of partnership interests, a $75.0 million decrease in investment in and advances to partnerships and $38.7 million more in proceeds from principal collections on investment securities and mortgage loans, offset by the acquisition of $137.3 million of mortgage loans held for investment and $18.8 million less in proceeds from the syndication of affordable housing communities.

Financing activities provided $136.4 million of cash during the nine months ended August 31, 2000 compared with $163.4 million for the same period in 1999. The overall decrease in cash flow provided by financing activities was primarily due to $100.6 million of lower net borrowing activity under the Company's mortgage notes and other debts payable and the purchase and retirement of $34.1 million of treasury stock in 2000, partially offset by $107.5 million of higher net borrowing activity under the Company's repurchase agreements and revolving credit lines.

The Company continues to diversify its capital structure and to manage its debt position with a combination of short-, medium- and long-term financings with a goal of properly matching the maturities of its debt with the expected lives of its assets.

The Company has financed some of its purchases of CMBS under reverse repurchase lines ("repos"). These repo agreements contain provisions which may require the Company to repay amounts or post additional collateral prior to the scheduled maturity dates if the market value of the bonds which collateralize them significantly decline. At August 31, 2000, the Company had three repo agreements through which it financed selected CMBS. The first facility had $93.9 million outstanding and is required to be paid in full by December 2003. The second facility had a commitment of $50.0 million of which $19.0 million was outstanding. This facility matures in June 2001. The third facility is a $150 million non-recourse facility which matures in March 2003 and had an outstanding balance of $97.6 million at August 31, 2000. Additionally, the Company has received seller financing in the form of term repos for five specific CMBS transactions. These agreements had an outstanding balance of $95.1 million at August 31, 2000 and expire through August 2004.

During the third quarter of 2000, the Company amended its $200 million unsecured revolving credit facility, increasing the total facility to $325 million and extending its term to 2004, assuming a one-year extension option. In addition, during the quarter, the Company closed on a three-year, $30 million revolving credit facility with a group of banks secured by real estate properties and loans.

Including additional commitments received subsequent to the end of the third quarter, LNR will have approximately $517 million available from existing or committed lines, financings and cash and approximately $133 million available under committed project-level financings to fund future development.

At August 31, 2000, the Company had scheduled maturities on existing debt of $174.5 million through August 31, 2001, assuming the Company takes advantage of extensions which are exercisable at the Company's option. The Company's ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on its future performance, which to a certain extent, is subject to general economic, financial, competitive and other factors beyond the Company's control. The Company believes its availability under existing credit facilities, operating cash flow, unencumbered assets, and its ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet its working capital requirements, debt service and maturities, and short- and long-term needs based upon currently anticipated levels of growth. Among other things, the Company believes, based upon internal valuations, that the current aggregate market value of the Company's assets substantially exceeds their aggregate book value.

Approximately 67% of the Company's existing indebtedness bears interest at variable rates, including 11% which is match-funded with variable-rate assets. Most of the Company's investments generate interest or rental income at essentially fixed rates. Therefore, a material increase in interest rates could increase the Company's interest expense without a corresponding increase in income.

The Company's debt portfolio is comprised of recourse and non-recourse debt facilities. At August 31, 2000, approximately $985 million, or 64% of the approximately $1.5 billion of outstanding debt, was recourse to the Company.

In December 1999, the Company's Board of Directors authorized the repurchase of up to 3,500,000 shares of its common stock in addition to a 1998 authorization to repurchase 2,000,000 shares. During the first quarter of 2000, the Company purchased and retired 1,893,200 shares, bringing the inception-to-date total under the Company's buy-back programs to 2,944,100 shares. No shares were purchased by the Company during the third quarter of 2000.

Year 2000

The Company has successfully transitioned into the Year 2000 ("Y2K"). It did not encounter significant problems from the fact that many computer programs had been written with date fields using two digits, instead of four and might have treated the year "00" as being earlier than the year "99."

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

Items 2-5. Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits:

               27.1 Financial Data Schedule

           (b) Reports on Form 8-K:

               A report on Form 8-K, dated October 5, 2000, was filed by the registrant with respect to selected data furnished in accordance with Regulation FD under Item 9.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

     Signature and Title                                        Date
     -------------------                                        ----

/s/ SHELLY RUBIN                                          October 16, 2000
-------------------------------
Shelly Rubin
Chief Financial Officer
(Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.        EXHIBIT DESCRIPTION
-----------        -------------------

   27.1            Financial Data Schedule