Form 10-K
period 2000-11-30
LNR PROPERTY CORP
filed 2001-02-28
CIK 1043044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2000

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

                             YES __X__     NO _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

         As of February 14, 2001, 23,965,026 shares of common stock and 9,999,480 shares of Class B common stock (which can be converted into common stock) were outstanding. Of the total shares outstanding, 22,837,042 shares of common stock and 101,550 shares of Class B common stock, having a combined aggregate market value (assuming the Class B shares were converted) on that date of $676,688,464 were held by non-affiliates of the registrant.

Documents Incorporated by Reference       Part of Form 10-K Into Which Document
Into this Report                                  is Incorporated

LNR Property Corporation 2000
  Annual Report To Shareholders*          Parts I, II and IV

LNR Property Corporation 2001            Part III
Proxy Statement

* The LNR Property Corporation 2000 Annual Report to Shareholders is incorporated herein only to the extent specifically stated.

================================================================================

                                     PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS THAT ARE SUBJECT TO RISK AND UNCERTAINTY. ALTHOUGH THE COMPANY BELIEVES THE EXPECTATIONS REFLECTED IN ITS FORWARD LOOKING STATEMENTS ARE REASONABLE, IT IS POSSIBLE THEY WILL PROVE NOT TO HAVE BEEN CORRECT, PARTICULARLY GIVEN THE CYCLICAL NATURE OF THE REAL ESTATE MARKET. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD LOOKING STATEMENTS INCLUDE: (A) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH THE COMPANY OWNS PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY THE COMPANY ARE LOCATED, (B) INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (C) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (D) CHANGES IN INTEREST RATES AND (E) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES.


Item 1. Business.

Overview

LNR Property Corporation ("LNR" and, together with its subsidiaries, the "Company") is a real estate investment, finance and management company, which structures and makes real estate and real estate related investments and, through its expertise in developing and managing properties and working out underperforming and non-performing commercial loans, seeks to enhance the value of those investments. The Company and its predecessors have been engaged in the development, ownership and management of commercial and multi-family residential properties since 1969. Over the last seven years, the Company has grown revenues and EBITDA at compound annual growth rates of 33.3% and 36.1%, respectively.

LNR was formed by Lennar Corporation ("Lennar") in June 1997 to separate Lennar's real estate investment, finance and management business from its homebuilding business. On October 31, 1997, Lennar distributed the stock of LNR to Lennar's stockholders in a tax-free spin-off (the "Spin-off"). In connection with the Spin-off, the Company agreed that until 2002, it would not engage in homebuilding or related activities (other than purchasing securities backed by residential mortgages and providing financing to homebuilders or land developers) and Lennar agreed that until 2002, it would not engage in various activities in which the Company was engaged at the time of the Spin-off (which is most of the principal activities in which the Company currently is engaged).

The Company's real estate investment activities primarily consist of:

o acquiring, developing, managing and repositioning commercial and multi-family residential real estate properties,

o investing in high-yielding real estate loans and purchasing at a discount portfolios of loans, backed by real estate, and

o investing in unrated and non-investment grade rated commercial mortgage-backed securities ("CMBS") as to which the Company has the right to be special servicer (i.e., to oversee workouts of underperforming and non-performing loans).

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

The Company performs extensive due diligence before making investments in order to evaluate investment risks and opportunities and see whether it will be able to use its skills to enhance the value of the investments. For example, before bidding for a CMBS investment, the Company performs an asset by asset evaluation of the assets underlying the CMBS, including site visits, analyses of rent rolls, vacancy rates, tenant strength, local markets as well as loan and borrower characteristics. The Company's formalized pre-investment procedures allow its senior management to exercise significant control and discipline over all its investment decisions.

At November 30, 2000, the Company's assets consisted of:

            Type of Asset           Book Value                    Description/Comment
----------------------------------------------------------------------------------------------------
                                  (In millions)
Real estate properties                   $871.5    Rental apartment communities, office buildings,
                                                   industrial/warehouse facilities, hotels, retail
                                                   centers and land.

Real estate loans                        244.0     Primarily first mortgage loans. Also includes
                                                   loans to developers and builders, sometimes with
                                                   profit participations.

Real estate securities                   696.4     Unrated and non-investment grade rated tranches of
                                                   CMBS pools acquired at significant discounts from
                                                   face value, as to which the Company has the right
                                                   to be special servicer and can seek to increase
                                                   collections of underlying loans.

Partnerships                             354.0     o  Real estate property partnership investments of
                                                      $234.2 million (primarily Lennar Land Partners,
                                                      a partnership with Lennar, and 60 partnership
                                                      interests in affordable housing communities).

                                                   o  Real estate loan partnership investments of $14.2
                                                      million (primarily partnerships which acquired
                                                      portfolios of loans and/or properties at discounts).

                                                   o  A real estate securities partnership investment
                                                      of $105.6 million (Madison Square Company LLC,
                                                      a vehicle that invests primarily in CMBS).

Cash and other assets                    183.0     Cash at November 30, 2000 consisted of $2.0
                                                   million of unrestricted cash and $85.3 million of
                                                   restricted cash comprised primarily of:

                                                   o  $32.6 million of funds held in trust for asset
                                                      purchases and development and

                                                   o  $52.3 million of short-term investment
                                                      securities held as collateral for a letter of
                                                      credit that provides credit enhancement to
                                                      tax-exempt bonds.

                                                   Other assets include several small investments in
                                                   entities in related businesses, accounts
                                                   receivable, interest receivable, deferred costs
                                                   and other.

                                ---------------
    Total                             $2,348.9
                                ===============

Real Estate Properties

In 1969 Lennar began engaging in the development, ownership and management of commercial and residential multi-family rental real estate. Its initial activities of this type included owning and operating small office buildings, local neighborhood retail centers and other commercial and industrial facilities on properties being developed as part of Lennar's homebuilding operations, primarily in Florida. Gradually, this was expanded to general development, acquisition and management of commercial and residential multi-family rental real estate, as well as acquiring land for development and sale or leasing for commercial uses, throughout the United States. In most instances, the Company uses local talent to perform on-site management, leasing, maintenance and development activities. Over the years, the Company has established relationships with a large network of these experts across the country. The Company often partners with some of the developers to direct the development and repositioning of the properties. In these instances, the Company's employees closely supervise the operation of the properties and the activities of the outside management companies and developers. At November 30, 2000, the Company's real estate property portfolio, which includes stabilized properties and properties in various stages of development and/or lease-up, included:

           Type                  Number of Properties        Square Feet/ Units/ Rooms
--------------------------------------------------------------------------------------------------
  Apartment communities                  91               14,000 units
  Office buildings                       23               5.5 million square feet
  Industrial/warehouse facilities         5               1.8 million square feet
  Hotels                                  9               1,885 rooms
  Retail centers                         11               1.2 million square feet
  Land:
     Leased                              21               2.2 million square feet (50 acres)
     Other                                -               570 acres

Apartment Communities

The Company's 91 apartment communities range in size from 20 to 600 units. These apartment communities are comprised of both market-rate and affordable housing communities. The apartment communities are geographically located as follows:

                                   Number of
State                             Properties
-----                             ----------
Washington                             19
Oregon                                 11
California                              8
Texas                                   7
Nevada                                  7
Arizona                                 5
New Mexico                              5
Virginia                                5
Pennsylvania                            4
Illinois                                3
Montana                                 3
Colorado                                3
Florida                                 3
South Carolina                          2
Wisconsin                               2
Other                                   4
                                    ----------
                                       91
                                    ==========

During 1998, the Company entered the business of owning, developing and syndicating multi-family and senior housing residential rental communities, which qualify for Low-Income Housing Tax Credits ("affordable housing communities"). The Company acquired from Pacific Harbor Capital, Inc., a wholly-owned subsidiary of PacifiCorp, controlling interests in a group of entities, as well as certain direct partnership interests, known as the Affordable Housing Group ("AHG"). As of November 30, 2000, AHG had ownership interests in approximately 10,300 affordable housing apartment units (80 communities), substantially all of which qualify for Low-Income Housing Tax Credits. These tax credits can be used to increase the Company's after-tax income by reducing income taxes or by selling tax credits through the syndication of partnership interests. Approximately 89% of the affordable housing communities were constructed by AHG or under its supervision. AHG acquired the other affordable housing communities after they were completed.

When the Company acquired AHG in 1998, its strategy was to retain the tax credits generated through owning affordable housing communities and then use those credits to reduce the Company's overall effective tax rate. However, the demand for credits has since increased significantly and the Company found it could generate higher returns on its investment by selling the credits instead of holding them. The Company began to shift its strategy away from owning interests in affordable housing communities toward syndicating such interests.

During 2000, the Company syndicated most of the tax credits related to nine AHG properties by placing the limited partnership interests of the entities which own the individual properties into a new limited liability company and selling a majority interest in that limited liability company. The Company retained a minority interest in the limited liability company.

Office Buildings

The Company's 23 office buildings range from one to 36 stories and have an aggregate of 5.5 million square feet of rentable office space. Eleven of the office buildings are in California, four are in Florida, two are in Georgia, two are in Utah, two are in North Carolina, one is in Louisiana and one is in Virginia.

Industrial/Warehouse Facilities

The Company's five industrial/warehouse/distribution facilities range from 53,000 square feet to 747,000 square feet of usable floor space. All of these facilities are in California.

Hotels

The Company's nine hotels have or will have a total of 1,885 rooms. Five of the hotels, representing 882 rooms, are stabilized and carry the name of a national chain. The other four hotels are under development or being repositioned.

Retail Centers

The retail centers in the Company's portfolio include: (i) two small neighborhood retail centers (sometimes referred to as "strip centers"), with between 30,000 square feet and 36,000 square feet of rentable store space, as well as parking areas and public areas, (ii) eight larger regional retail centers, with 58,000 square feet to 276,000 square feet of rentable store space, and (iii) one single tenant property with 85,000 square feet. Both of the small retail centers and the single-tenant property are located in Florida. Of the larger retail centers, three are in Florida, two are in Arizona, two are in California and one is in Louisiana.

Land

In addition to the Company's operating properties, the Company owns commercially zoned land, 2.2 million square feet of which is leased to others under long-term ground leases and 570 acres of which is to be used for specific development opportunities or sold.

The Company maintains a program of liability, property loss and damage and other insurance which covers all the Company's properties and which the Company believes is adequate to protect it against all reasonably foreseeable material insurable risks.

Lennar Land Partners

Before the Spin-off, Lennar and the Company transferred to a general partnership, which is 50% owned by the Company and 50% owned by Lennar, parcels of land or interests in land and other assets which had a total book value on Lennar's books at October 31, 1997 of approximately $372.4 million. In 1999, certain assets and liabilities of this land partnership were contributed at net book value to a second general partnership and Lennar and the Company each received 50% general partnership interests in the second partnership. The two partnerships are collectively referred to as Lennar Land Partners ("LLP"). The land was originally acquired by Lennar primarily to be used for residential home development. The parcels of land or interests in land contributed by the Company had been contributed to the Company by Lennar so the Company could contribute them to LLP and receive a 50% interest in LLP. From November 1, 1997 through November 30, 2000, LLP had land sale revenues of $665.8 million, of which $315.5 million was from sales to Lennar. During that period, LLP obtained control of 9,600 additional homesites, primarily through partnership arrangements. At November 30, 2000, LLP's land consisted of 17,487 potential home sites in 25 communities, of which 14 communities with 11,615 potential home sites are in Florida, five communities with 1,470 potential home sites are in Texas and six communities with 4,402 potential home sites are in California. Approximately 6% of the land was developed and ready to be built upon, 42% of the land was in various stages of development and 52% of the land was totally undeveloped.

When Lennar contributed land to the Company and to LLP in 1997, Lennar retained options to purchase up to approximately 22% of the contributed land at prices it established. Through November 1999, almost all the options relative to the originally contributed land had either been exercised or terminated. On November 30, 1999, Lennar obtained options to purchase up to an additional 6,300 homesites at prices it established, subject to agreement by the Company. At November 30, 2000 Lennar had options remaining to purchase 2,740 homesites. The remaining land is available for sale to independent homebuilders or to Lennar at prices determined from time to time, which, as is discussed below, the Company must approve.

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

Other than limited maintenance guarantees provided by the Company on a portion of LLP's debt, the debt of LLP is non-recourse to the Company.

Real Estate Loans

High-Yielding Real Estate Loans

The Company invests in high-yielding real estate loan opportunities including primarily first mortgage loan participations and mezzanine loans. At November 30, 2000, the Company's real estate loan portfolio consisted of:

         (In thousands)

                                                            Principal
                                                            Amount of
                     Type of Loan                             Loans
         -----------------------------------             ----------------
         First mortgage loans                             $      243,564
         Mezzanine loans                                          13,283
                                                                 -------
         Total                                            $      256,847
                                                                 =======

The types of loans and collateral held by the Company at November 30, 2000, were as follows:

         (In thousands)

                                                            Principal
                                                            Amount of
                     Type of Loan                             Loans
         -----------------------------------             ----------------

         First mortgage loans
            Mixed use                                     $       89,800
            Hotel                                                 51,000
            Office buildings                                      42,318
            Convention center                                     37,500
            Multi-family                                          12,861
            Shopping center                                        7,006
            Industrial park                                        1,953
            Residential land and other                             1,126
         Mezzanine loans                                          13,283
                                                             ------------
         Total                                            $      256,847
                                                             ============

The states in which the properties securing the Company's real estate loans were located were as follows:

         (In thousands)

                                                  Principal
                                                  Amount of
                State                               Loans
         ---------------------                 ----------------
         California                          $          53,598
         New York                                       40,850
         Nevada                                         37,500
         Massachusetts                                  35,200
         Texas                                          29,900
         Georgia                                        23,800
         Virginia                                       14,600
         Florida                                        11,443
         Minnesota                                       7,300
         Indiana                                         2,656
                                                ---------------
         Total                               $         256,847
                                                ===============

The Company's first mortgage loan portfolio consists primarily of structured junior loan participations in high-quality short- to medium-term variable rate first mortgage real estate loans. The Company works with leading financial institutions in underwriting and structuring these loans. The senior participations are securitized in many cases by the financial institutions. The Company is designated as the special servicer for both the securitizations and the participations. The Company had $216.4 million of these investments at November 30, 2000.

The mezzanine loans are made to developers or builders of residential communities. These loans are usually subordinate to construction loans, and often provide the Company, in addition to interest income, participations in profits after the developers or builders have achieved specified financial targets.

The Company identifies opportunities to make commercial mortgage loans and residential development loans through relationships with other real estate companies, financial institutions, developers and brokers.

The Company evaluates possible loans with in-house personnel, who perform site visits and do market, demographic and financial analyses with regard to the collateral for the loans. The Company applies guidelines, which change from time to time depending on the type of property and market conditions, relating to loan-to-value ratio, debt coverage and other financial ratios. When the Company makes subordinated loans, it may apply other guidelines, but these loans bear interest at rates that are higher than those on senior mortgage loans, and some of these loans provide the Company participations in profits from the underlying properties.

Discounted Portfolios of Commercial Mortgage Loans

In the early 1990's, the Company began acquiring portfolios of non-performing commercial mortgage loans and related pools of owned real estate assets in the United States. The Company formed partnerships with several financial institutions and real estate funds to purchase and handle the workout activities for over $5 billion of these distressed commercial assets.

In each of these partnerships, one of the Company's subsidiaries acts as the managing general partner and conducts the business of the partnership. The Company earns management fees and asset disposition fees from the partnerships and has carried interests in cash flow and sales proceeds once the partners have recovered their capital and achieved specified returns. The Company's original investments ranged from 15% to 50% of the partnerships' capital and totaled $165 million, out of a total of $684 million invested in the partnerships. By November 30, 2000, the partnerships had distributed a total of $1.4 billion to the partners, of which $406 million had been distributed to the Company. The Company also received management and asset disposition fees totaling approximately $62.0 million. As the U.S. real estate markets strengthened in the mid to late 1990's, substantially fewer large real estate portfolios became available at what the Company viewed as attractive prices. The Company has not, since August 1996, participated in a partnership which acquired a portfolio of non-performing real estate assets in the United States. Today, most of the assets from these domestic portfolios have been liquidated.

Beginning in late 1997, the Company entered into several partnerships to acquire portfolios of non-performing commercial mortgage loans in Japan. In April 2000, the Company sold its investment interests in these Japanese real estate loan portfolios at a profit.

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

Real Estate Securities

Investments in CMBS

As a further use of its loan and real estate workout capabilities, the Company acquires unrated and non-investment grade rated subordinated CMBS and provides "special servicing" for the mortgage pools to which they relate. Fitch IBCA, Inc. and Standard and Poor's, which rates special servicers of CMBS on the basis of management team, organizational structure, operating history, workout and asset disposition experience and strategies, information systems, investor reporting capabilities and financial resources, has given the Company their highest rating. At November 30, 2000, the Company was entitled to be the special servicer with regard to 65 securitized commercial mortgage pools represented by over 10,000 underlying properties in all 50 states. The Company had investments in subordinated CMBS related to 60 of those pools at November 30, 2000. Special servicing is the business of managing and working out the problem assets in a pool of commercial mortgage loans or other assets. For example, when a mortgage loan in a securitized pool goes into default, the special servicer negotiates with the borrower on behalf of the pool to resolve the situation. The Company uses as special servicer essentially the same workout skills it applies with regard to its distressed asset portfolios. Because the holders of the unrated CMBS receive everything that is collected after the more senior levels of CMBS have been paid in full, the Company and other holders of unrated CMBS are the principal beneficiaries of increased collections. Therefore, ownership of the unrated CMBS gives the Company an opportunity to profit from its special servicing in addition to receiving fees for being special servicer. The

Company has not purchased unrated CMBS unless it has had the right to be the special servicer of the mortgage pools to which they relate.

The Company also, in some instances, purchases non-investment grade rated subordinated CMBS relating to commercial mortgage pools as to which the Company will act as special servicer. The Company expects to receive a yield on these securities based on the stated interest and amortization of the Company's purchase discount. The ratings of the subordinated CMBS are sometimes upgraded by the rating agencies if the performance of the pool exceeds initial expectations. This increases their market values and gives the Company an opportunity to achieve gains on the sale of the securities, as well as receiving the stated interest while it holds them. Therefore, purchases of non-investment grade rated subordinated securities, like purchases of unrated securities, are a means for the Company to profit from its workout skills.

Particularly in periods of falling interest rates, there often are prepayments of mortgages underlying CMBS. Because the Company usually purchases CMBS at significant discounts from their face amounts, prepayments increase the Company's yield as a percentage of its investment.

The Company's CMBS investments are collateralized by pools of mortgage loans on commercial real estate assets located across the country. Concentrations of credit risk with respect to these securities are limited due to the diversity of the underlying loans across geographical areas and diversity among property types.

Madison Square Company LLC

In early April 1999, the Company entered into a venture, Madison Square Company LLC ("Madison"), to acquire approximately $2.2 billion of high-yielding real estate related assets. The partners include an affiliate of Credit Suisse First Boston ("CSFB"), a company controlled by real estate investor Peter Bren and Sun America Life Insurance Co. The partners have total equity commitments of $490 million, $125 million of which is provided by the Company.

CSFB has provided a credit facility to fund up to $1.76 billion of financing to the venture, which is non-recourse to the partners.

At November 30, 2000, the Company's investment in the venture was approximately $105.6 million, representing a 25.8% ownership interest. The Company maintains a significant ongoing role in the venture, for which it earns fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services. The Company also has an effective veto on Madison's investments.

Quantitative and Qualitative Disclosures About Market Risk

The Company's business activities contain elements of market risk. The primary market risks the Company are subject to include: (i) exposure to changes in demand for commercial real estate space in areas in which the Company owns properties, or in areas in which properties securing mortgages directly or indirectly owned by the Company are located, (ii) declines in the value of real estate assets due to changes in real estate markets or the economy in general,
(iii) the ability of mortgagors to meet debt obligations, and (iv) interest rate risk.

The first three risk factors noted above are affected primarily by general economic conditions and to some extent by the interest rate environment. Because these factors are not under the Company's control, the attempts by the Company to minimize these risks may not always be effective. The Company attempts to manage these market risks by maintaining a portfolio of assets that is diverse by segment, geographic area and property type. The Company does not invest in disproportionately large assets. No single asset owned by the Company at November 30, 2000 accounted for more than 3% of the Company's total assets. The Company will not make any investment before extensive hands-on property level due diligence is performed. For each asset, the Company will evaluate the local market, rental rates, vacancy rates and, if applicable, loan and borrower characteristics. Cash flows are evaluated at the property level and loan levels, if applicable and assumptions are stressed for downside scenarios. Before any investment is made, it must be approved by corporate senior management through a formal process.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond the control of the Company. The Company has an interest rate risk management policy with the objective of (i) managing its interest costs and (ii) reducing the effect of unpredictable changes in asset values related to movements in interest rates on the Company's available-for-sale securities. As more fully discussed in Note 5 to the Company's Consolidated Financial Statements, the Company employs hedging strategies to limit the effects of changes in interest rates on its operating income and cash flows and on the value of its available-for-sale securities.

The Company's approach to managing interest rate risk is based primarily on match funding, with the objective that floating-rate assets be primarily financed by floating-rate liabilities and fixed-rate assets be primarily financed by fixed-rate liabilities. Most of the Company's floating rate assets are financed with floating rate debt. To the extent that the Company has fixed-rate assets financed with floating-rate debt, the Company periodically enters into derivative financial instruments, primarily interest rate swap agreements, to manage its interest costs and hedge against risks associated with changing interest rates. At November 30, 2000, 70% of the Company's existing indebtedness had interest at variable rates. Approximately 35% of this debt was match-funded against floating-rate assets and 15% was swapped to fixed rate. The remaining 50% of the variable-rate indebtedness was unmatched and unhedged. As a result, at year end, a 100 basis point change in LIBOR would have impacted the Company's net earnings by approximately 2.6%. Subsequent to November 30, 2000, the Company entered into additional interest rate swap agreements which fixed the interest rates on an additional 21% of variable rate debt that was outstanding at November 30, 2000. Including the impact of these swaps, a 100 basis point change in LIBOR would have impacted the Company's net earnings by 1.5%. At November 30, 1999, 67% of the Company's indebtedness had interest at variable rates. Approximately 6% of this debt was match-funded against floating-rate assets and 12% was swapped to fixed rate. The impact of a 100 basis point change in LIBOR at November 30, 1999 would have impacted the Company's net earnings by approximately 4.9%.

To manage the risk associated with unpredictable changes in asset values related to movements in interest rates on the Company's available-for-sale securities, the Company periodically uses derivative financial instruments, primarily interest rate swap agreements or treasury securities. Changes in the market value of the Company's available-for-sale securities may not affect the Company's net earnings or cash flow directly but may affect the unrealized gains or losses recorded in stockholders' equity and may affect the Company's ability to borrow.

The Company believes its interest rate risk management policy is generally effective. Nonetheless, the Company's profitability may be adversely affected during particular periods as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve risks such as counter-party credit risk and legal enforceability of hedging contracts. The counter-parties to the Company's arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. These counter-parties potentially expose the Company to credit loss in the event of non-performance.

For the year ended November 30, 2000, the Company changed its presentation of market risk disclosure to provide more meaningful information related to the Company's market risk. The Company believes that the disclosures above present a complete and accurate representation of the market risk which impacts it.

Competition

In virtually all aspects of its activities, the Company competes with a variety of public and private real estate development companies, real estate investment trusts, investment firms, investment funds, a variety of financial institutions and others. The principal area of competition is for the purchase of real estate assets and securities at prices which the Company believes will enable it to achieve its desired risk-adjusted returns. The Company believes that its access to investment opportunities through its relationships and presence in markets across the country, its access to capital for these asset classes, its ability to quickly underwrite and evaluate those opportunities and its expertise in real estate workout and management helps the Company to compete effectively in the purchase of those types of assets. In addition, its experience in adding value to real estate and its top rating as a special servicer to CMBS transactions often attract firms which have access to attractive investment opportunities but who do not have the Company's skills.

Competitive conditions relating to apartment communities, office buildings, industrial/warehouse facilities, hotels and retail centers owned or operated by the Company vary depending on the locations of particular properties. Most often these facilities compete for tenants or other users based on their locations, the facilities provided and the pricing of the leases or room rates. As general economic conditions stayed at strong levels in 1999 and 2000, occupancies remained in balance in many of the Company's markets, which helped to reduce the effects of competition on existing properties and has allowed for, in certain instances, new development.

The Company is not a significant national competitor with regard to any of the properties it owns.


Investment Company Act

The Company intends to conduct its business at all times so as not to become regulated as an investment company under the Investment Company Act of 1940. Accordingly, the Company does not expect to be subject to the restrictive provisions of the Investment Company Act. The Investment Company Act exempts, among others, entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under the current interpretation of the staff of the Securities and Exchange Commission, to qualify for this exemption, the entity must maintain at least 55% of its assets in Qualifying Interests, and maintain an additional 25% in Qualifying Interests or other real estate related assets. The Company's investments in real estate and mortgage loans generally constitute Qualifying Interests and the Company believes its investments in subordinated CMBS constitute Qualifying Interests when it has the right, as special servicer, to foreclose upon properties which secure loans that back the CMBS and to take the other actions a servicer may take in connection with defaulted loans. Analysis of the Company's assets at November 30, 2000 indicated that (i) more than 55% of its assets were Qualifying Interests and (ii) more than 80% of its assets were Qualifying Interests and other real estate related assets. Therefore, it qualifies for this exemption. If, however, due to a change in the Company's assets, or a change in the value of particular assets, the Company was to become an investment company which is not exempt from the Investment Company Act, either the Company would have to restructure its assets so it would not be subject to the Investment Company Act, or the Company would have to change materially the way it conducts its activities. Either of these changes could require the Company to sell substantial portions of its assets at a time it might not otherwise want to do so, and the Company could incur significant losses as a result. Further, in order to avoid becoming subject to the requirements of the Investment Company Act, the Company may be required at times to forego investments it would like to make or otherwise to act in a manner other than that which its management believes would maximize its earnings.

Regulation

Commercial properties owned by the Company or partnerships in which it participates must comply with a variety of state and local regulations relating to, among other things, zoning, treatment of waste, construction materials which must be used and some aspects of building design.

In its loan workout activities, the Company sometimes is required to comply with federal and state laws designed to protect debtors against overbearing loan collection techniques. However, most laws of this type apply to consumer level loans (including home mortgages), but do not apply to commercial loans.

The Company's hotels have to be licensed to conduct various aspects of their businesses, including sales of alcoholic beverages.

Employees

At November 30, 2000, the Company had 491 full time and 10 part time employees, of whom 10 were senior management, 60 were corporate staff, 274 were engaged in asset acquisitions, loan workouts and rehabilitation and disposition of properties and 157 were hotel personnel.

None of the Company's employees is represented by a union. The Company believes its relationships with its employees are good.


Item 2. Properties.

For information about properties owned by the Company for use in its commercial activities, see Item 1.

The Company maintains its principal executive offices at 760 Northwest 107th Avenue, Miami, Florida, in a building which was built and is owned by the Company. Those offices consist of approximately 17,375 square feet. The Company has additional offices in various office buildings it owns and the Company leases offices in eight other facilities.

Item 3. Legal Proceedings.

The Company is not subject to any legal proceedings other than suits in the ordinary course of its business, most of which are covered by insurance. LNR believes these suits will not, in aggregate, have a material adverse effect upon the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

The information required by Item 5 is incorporated by reference from page 64 of the Company's 2000 Annual Report to Stockholders.

Item 6. Selected Financial Data.

The information required by Item 6 is incorporated by reference on page 34 of the Company's 2000 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by Item 7 is incorporated by reference from pages 35 through 44 of the Company's 2000 Annual Report to Stockholders.

Item 7a. Qualitative and Quantitative Disclosures About Market Risk.

The information required by Item 7a is included in Item 1 above.

Item 8. Financial Statements and Supplementary Data.

The information required by Item 8 is incorporated by reference from pages 45 through 63 of the Company's 2000 Annual Report to Stockholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Information about the Company's directors is incorporated by reference to the definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2001 (120 days after the end of the Company's fiscal year). The following individuals were LNR's executive officers at the date of this report:

Name/Position                                      Age          Year of Election
-------------                                      ---          ----------------

Stuart A. Miller                                    43                1997
    Chairman of the Board and Director

Steven J. Saiontz                                   42                1997
    Chief Executive Officer and Director

Jeffrey P. Krasnoff                                 45                1997
    President and Director

Shelly Rubin                                        38                1997
    Vice President and Chief Financial Officer

Zena M. Dickstein                                   43                2000
    General Counsel and Secretary

Robert Cherry                                       38                1997
    Vice President

Steven I. Engel                                     54                1997
    Vice President

Mark A. Griffith                                    44                1997
    Vice President

David G. Levin                                      45                1997
    Vice President

Ronald E. Schrager                                  39                1997
    Vice President

David O. Team                                       40                1997
    Vice President

Steven N. Bjerke                                    39                2000
    Corporate Controller

Margaret A. Jordan                                  49                1997
    Treasurer

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

Zena M. Dickstein is the Company's General Counsel and Secretary. She assumed this position when she joined the Company in June 2000. From 1987 to June 2000, Ms. Dickstein was at the law firm of Steel Hector and Davis LLP where she was Deputy Chair of the firm's real estate department, headed the firm's commercial leasing and real estate health care teams and served on various management committees of the law firm.

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

Steven I. Engel is a Vice President of LNR, responsible for managing the Japan office. From 1992 until October 1997, Mr. Engel primarily was responsible for the special servicing of the CMBS portfolio for LNR and Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business). From 1987 to 1992, Mr. Engel was a real estate developer and attorney.

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

Ronald E. Schrager is a Vice President, responsible for managing the Real Estate Finance and Servicing Division of LNR, which is primarily focused on CMBS/special servicing. Since August 1992, he held several positions in Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business), managing various areas. Prior to that he served as a vice president of Chemical Bank's Real Estate Finance Group.

David O. Team is a Vice President, responsible for the Company's Western Regional Division. From April 1996 until October 1997, Mr. Team had similar responsibilities for LNR and Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business). From 1994 to 1996, Mr. Team was the owner and president of Windward Realty Group, a real estate development firm. From 1992 to 1993, he was a senior vice president with American Real Estate Group.

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

Margaret A. Jordan is the Company's Treasurer. She also served as Secretary of LNR from January 2000 to June 2000. Ms. Jordan has been the Treasurer of LNR since joining the Company in September 1997. From February 1993 to August 1997, Ms. Jordan worked as an independent contractor and financial consultant to real estate businesses. From June 1987 to January 1993, Ms. Jordan was employed by Atlantic Gulf Communities Corporation, serving as assistant treasurer and then senior vice president and treasurer.


Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from pages 6 through 9 of the Company's 2001 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2001 (120 days after the end of the Company's fiscal year).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference from pages 2 through 4 of the Company's 2001 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2001 (120 days after the end of the Company's fiscal year).

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference from page 7 of the Company's 2001 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2001 (120 days after the end of the Company's fiscal year).

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


(A) 1.   Financial Statements

         Items A through E are incorporated by reference from pages 45 through 63 of the Company's 2000 Annual Report to
         Stockholders.

         Combined financial statements of Lennar Land Partners and
         Lennar Land Partners II as of November 30, 2000 and 1999 and
         for the years ended November 30, 2000, 1999 and 1998.              F-1

         Financial statements of Madison Square Company LLC as of
         December 31, 2000 and 1999 and for the year ended December 31,
         2000 and the period from March 25, 1999 (date of inception)
         through December 31, 1999.                                         F-15

    2.   Consolidated Financial Statement Schedules

         Report of Independent Auditors                                     F-27

         Schedule II - Valuation and Qualifying Accounts                    F-28

         Schedule III - Real Estate and Accumulated Depreciation            F-29

         Schedule IV - Mortgage Loans on Real Estate                        F-30

(B) 1.  Reports on Form 8-K

        None

(C) 1.  Index to Exhibits

         3.1      Certificate of Incorporation and Amendment.*

         3.2      By-laws.*

         10.1 Separation and Distribution Agreement between the Company and Lennar Corporation, dated June 10,1997.*

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

         10.13 Amended and Restated Credit Agreement dated as of October 4, 1999, by and between LNR Florida Funding, Inc., and German American Capital Corporation.*

         10.14    LNR Property Corporation Savings Plan.*

         10.15 Partnership Agreement by and between Lennar Land Partners Sub II, Inc. and LNR Land Partners Sub II, Inc.*

         10.16 Second Amended and Restated Revolving Credit Agreement dated as of July 14, 2000, between LNR Property Corporation and certain subsidiaries, the lenders and Bank of America, N.A., as administrative agent, U.S. Bank, National Association, as syndication agent, Fleet National Bank, as documentation agent and Guaranty Federal Bank, F.S.B., as managing agent with Bank of America Securities LLC, as sole lead arranger and sole book manager.

         10.17 Supplement and Amendment to Annex 1-A of the Master Repurchase Agreement dated August 17, 2000 and the Master Repurchase Agreement dated as of March 31, 2000, between Bear Stearns International Limited and LNR CMBS Holding Corp.

         10.18 Second Supplemental Indenture dated as of February 8, 2001, between LNR Property Corporation and US Bank Trust National Association, as successor trustee (relating to LNR's 10-1/2% Senior Subordinated Notes due 2009.) (Incorporated by reference from Exhibit to Current Report on Form 8-K filed February 15, 2001.)

         11.1     Statement Regarding Computation of Earnings Per Share.

         13.1     Pages 34 through 64 of the 2000 Annual Report to Stockholders.

         21.1     List of subsidiaries.


----------------------
* Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNR PROPERTY CORPORATION

/s/ Steven J. Saiontz                                 February 23, 2001
-----------------------------------------
Steven J. Saiontz
Chief Executive Officer and Director
(Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

             Signature and Title                            Date
             -------------------                            ----


/s/ Stuart A. Miller                                  February 23, 2001
-----------------------------------------
Stuart A. Miller
Chairman of the Board and Director


/s/ Steven J. Saiontz                                 February 23, 2001
-----------------------------------------
Steven J. Saiontz
Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Jeffrey P. Krasnoff                               February 23, 2001
-----------------------------------------
Jeffrey P. Krasnoff
President and Director


/s/ Shelly Rubin                                      February 23, 2001
-----------------------------------------
Shelly Rubin
Vice President and Chief
Financial Officer (Principal
Financial Officer)


/s/ Steven N. Bjerke                                  February 23, 2001
-----------------------------------------
Steven N. Bjerke
Corporate Controller (Principal
Accounting Officer)

/s/  Brian L. Bilzin                                  February 23, 2001
-----------------------------------------
Brian L. Bilzin
Director


/s/ Sue M. Cobb                                       February 23, 2001
-----------------------------------------
Sue M. Cobb
Director


/s/ Edward Thaddeus Foote II                          February 23, 2001
-----------------------------------------
Edward Thaddeus Foote II
Director


/s/ Stephen E. Frank                                  February 23, 2001
-----------------------------------------
Stephen E. Frank
Director


/s/ Leonard Miller                                    February 23, 2001
-----------------------------------------
Leonard Miller
Director

REPORT OF INDEPENDENT AUDITORS

To the Partners of Lennar Land Partners and Lennar Land Partners II:

We have audited the accompanying combined balance sheets of Lennar Land Partners and Lennar Land Partners II, all of which are under common ownership and common management, (collectively, the "Partnerships") as of November 30, 2000 and 1999 and the related combined statements of operations, cash flows and partners' capital for the years ended November 30, 2000, 1999 and 1998. These combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Lennar Land Partners and Lennar Land Partners II at November 30, 2000 and 1999, and the combined results of their operations and their cash flows for the years ended November 30, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
January 9, 2001

                              Lennar Land Partners
                           and Lennar Land Partners II
                             Combined Balance Sheets
                           November 30, 2000 and 1999


                                                      2000              1999
                                                  ------------      -----------
Assets
    Cash                                          $ 14,695,398       48,141,744
    Restricted cash                                         --       90,000,000
    Land held for development and sale             218,171,259      276,235,050
    Operating properties and equipment, net         45,622,856       17,635,188
    Investments in partnerships                     23,177,423       25,498,018
    Other assets                                    18,498,526       20,627,032
                                                  ------------      -----------
             Total assets                         $320,165,462      478,137,032
                                                  ============      ===========

Liabilities and Partners' Capital
    Accounts payable and other liabilities        $ 22,859,353       23,296,651
    Deferred revenue                                23,060,000        5,210,000
    Due to affiliate                                 1,825,560          555,064
    Mortgage notes and other debts payable         115,038,341      219,209,559
                                                  ------------      -----------
             Total liabilities                     162,783,254      248,271,274

    Partners' capital                              157,382,208      229,865,758
                                                  ------------      -----------
                                                  $320,165,462      478,137,032
                                                  ============      ===========



     See accompanying notes to combined financial statements.

                              Lennar Land Partners
                          and Lennar Land Partners II
                       Combined Statements of Operations
              For the Years Ended November 30, 2000, 1999 and 1998


                                                    2000            1999            1998
                                                 -----------     -----------     -----------
Revenues
   Land sales:
     Affiliate homesite sales                   $112,273,630     109,327,044      90,716,843
     Third party homesite sales                   87,647,803      91,212,830      94,197,102
     Third party acreage sales                    15,353,949      17,965,220      39,454,724
                                                 -----------     -----------     -----------
        Total land sales                         215,275,382     218,505,094     224,368,669
   Equity in earnings of partnerships             21,217,611      18,160,134      29,190,882
   Club operations                                 3,428,590       3,027,448       2,158,698
   Amortization of negative goodwill                      --       1,351,112       9,502,911
   Other                                          16,565,496      10,409,582       5,305,849
                                                 -----------     -----------     -----------
           Total revenues                        256,487,079     251,453,370     270,527,009
                                                 -----------     -----------     -----------

Costs and Expenses
   Cost of land sales:
     Affiliate homesite sales                     72,700,370      77,415,895      66,426,824
     Third party homesite sales                   68,911,101      77,552,825      68,606,945
     Third party acreage sales                     7,935,841      11,265,515      25,383,793
                                                 -----------     -----------     -----------
        Total cost of land sales                 149,547,312     166,234,235     160,417,562
   Selling, general and administrative            27,861,492      13,012,117      12,534,503
   Management fees paid to affiliate               6,503,557       6,000,000       6,000,000
   Club operations                                 3,258,268       3,061,932       2,333,494
                                                 -----------     -----------     -----------
           Total costs and expenses              187,170,629     188,308,284     181,285,559
                                                 -----------     -----------     -----------
Net Income                                      $ 69,316,450      63,145,086      89,241,450
                                                 ===========     ===========     ===========



     See accompanying notes to combined financial statements.

                              Lennar Land Partners
                           and Lennar Land Partners II
                    Combined Statements of Partners' Capital
              For the Years Ended November 30, 2000, 1999 and 1998

                               Lennar Land           LNR Land
                             Partners Sub, Inc.  Partners Sub, Inc.
                                and Lennar            and LNR
                              Land Partners        Land Partners
                               Sub II, Inc.         Sub II, Inc.        Total
                               -------------       -------------    ------------
Balance at November 30, 1997   $  92,582,300         92,582,300     185,164,600
Contributions                      4,450,000          4,450,000       8,900,000
Distributions                    (42,000,000)       (42,000,000)    (84,000,000)
Net income                        44,620,725         44,620,725      89,241,450
                               -------------       -------------    ------------
Balance at November 30, 1998      99,653,025         99,653,025     199,306,050
Distributions                    (16,292,689)       (16,292,689)    (32,585,378)
Net income                        31,572,543         31,572,543      63,145,086
                               -------------       -------------    ------------
Balance at November 30, 1999     114,932,879        114,932,879     229,865,758
Contributions                      2,000,000          2,000,000       4,000,000
Distributions                    (72,900,000)       (72,900,000)   (145,800,000)
Net income                        34,658,225         34,658,225      69,316,450
                               -------------       -------------    ------------
Balance at November 30, 2000   $  78,691,104         78,691,104     157,382,208
                               =============       =============    ============


See accompanying notes to combined financial statements.

                              Lennar Land Partners
                           and Lennar Land Partners II
                        Combined Statements of Cash Flows
              For the Years Ended November 30, 2000, 1999 and 1998

                                                                                2000              1999              1998
                                                                            -------------     -------------     -------------
Cash flows from operating activities:
     Net income                                                             $  69,316,450        63,145,086        89,241,450
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization, net                                     1,084,423          (970,692)       (7,763,691)
         Equity in earnings of partnerships                                   (21,217,611)      (18,160,134)      (29,190,882)
         Gain on sales of operating properties and equipment                   (6,782,226)               --                --
         Changes in assets and liabilities:
           Decrease in land held for development and sale                      36,885,909        56,675,913        72,240,180
           (Increase) decrease in other assets                                  2,128,506         2,271,709        (5,876,994)
           Increase (decrease) in accounts payable and other liabilities         (437,298)      (22,830,010)       18,590,441
           Increase in deferred revenue                                        17,850,000         5,210,000                --
           Increase (decrease) in due to affiliate                              1,270,496          (553,128)       (7,816,078)
                                                                            -------------     -------------     -------------
             Net cash provided by operating activities                        100,098,649        84,788,744       129,424,426
                                                                            -------------     -------------     -------------

Cash flows from investing activities:
     Operating properties and equipment:
         Additions                                                            (13,649,216)       (1,460,753)         (464,637)
         Proceeds from sales                                                   12,251,730                --                --
     Investments in partnerships                                                       --       (50,847,716)      (27,789,507)
     Distributions from partnerships                                           23,823,709        49,055,656        39,314,754
                                                                            -------------     -------------     -------------
             Net cash provided by (used in) investing activities               22,426,223        (3,252,813)       11,060,610
                                                                            -------------     -------------     -------------

Cash flows from financing activities:
     Net borrowings (repayments) under revolving credit facilities             68,963,236        (9,070,153)        3,356,498
     Mortgage notes and other debts payable:
        Proceeds from borrowings                                                       --       117,643,531         4,448,103
        Principal payments                                                   (173,134,454)      (34,758,035)      (63,131,658)
     Decrease (increase) in restricted cash                                    90,000,000       (90,000,000)               --
     Contributions received from partners                                       4,000,000                --         8,900,000
     Distributions to partners                                               (145,800,000)      (32,585,378)      (84,000,000)
                                                                            -------------     -------------     -------------
             Net cash used in financing activities                           (155,971,218)      (48,770,035)     (130,427,057)
                                                                            -------------     -------------     -------------

     Net increase (decrease) in cash                                          (33,446,346)       32,765,896        10,057,979
     Cash at beginning of year                                                 48,141,744        15,375,848         5,317,869
                                                                            -------------     -------------     -------------
     Cash at end of year                                                    $  14,695,398        48,141,744        15,375,848
                                                                            =============     =============     =============


     Supplemental disclosures of non-cash investing
       and financing activities:
         Contribution of land to partnerships                               $          --                --        18,125,732
         Consolidation of entity previously accounted for under
           the equity method - assets and liabilities recorded:
           Land held for development and sale                               $          --        83,132,482                --
           Mortgage notes and other debts payable                                      --       (39,000,000)               --
           Other, net                                                                  --        (2,387,513)               --
           Investments in partnerships                                                 --       (41,744,969)               --
                                                                            -------------     -------------     -------------
                                                                            $          --                --                --
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


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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


Land Held for Development and Sale

The cost of land held for development and sale includes direct and indirect costs, capitalized interest and property taxes. The cost of land, major infrastructure, amenities and other common costs are apportioned among the parcels within a real estate community. Land is carried at cost, unless the land within a community is determined to be impaired, in which case the impaired land will be written down to fair value. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be evaluated for impairment based on undiscounted future cash flows of the assets. Write-downs of land deemed to be impaired will be recorded as adjustments to the cost basis of the respective land. As of November 30, 2000 and 1999, there were no assets considered impaired under the provisions of this statement.


Interest and Real Estate Taxes

Interest and real estate taxes attributable to land and operating properties are capitalized and added to the cost of those properties as long as the properties are being actively developed. During 2000, 1999 and 1998, interest costs of $10,472,188, $6,585,214 and $10,283,403, respectively, were incurred and
$9,048,037, $6,328,383 and $10,283,403, respectively, were capitalized.


Operating Properties and Equipment

Operating properties and equipment are recorded at cost. Depreciation is calculated to amortize the cost of depreciable assets over their estimated useful lives using the straight-line method. The estimated useful life for operating properties is 39 years and for equipment is 2 to 15 years.


Negative Goodwill

At the formation of LLP, certain assets and the related negative goodwill were contributed. The negative goodwill was amortized over the lives of the assets acquired that gave rise to the negative goodwill. Negative goodwill was fully amortized at November 30, 1999.

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


New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, which is required to be adopted for fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Partnerships to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The implementation of SFAS No. 133 will not have a material impact on the Partnerships' results of operations or financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable for the Partnerships beginning in the fourth quarter of the year ending November 30, 2001. Management does not currently believe that the implementation of SAB No. 101 will have a material impact on the Partnership's results of operations or financial position.


Reclassifications

Certain prior year amounts have been reclassified to conform with the 2000 presentation.

                              Lennar Land Partners
                           and Lennar Land Partners II
               Notes to Combined Financial Statements (continued)

2.   Land Held for Development and Sale

Land held for development and sale consists of individual homesites and land parcels for sale to homebuilders, including Lennar. These properties are located in Florida, California, Texas and Arizona. Land parcels are in various stages of development at November 30, 2000 and 1999.

3.   Operating Properties and Equipment

Operating properties and equipment at November 30, 2000 and 1999 consisted of the following:

                                                      2000             1999
                                                  ------------     ------------
         Community recreational facilities        $ 43,598,589       14,823,419
         Sales center                                1,890,549        1,890,549
                                                  ------------     ------------
             Total land and buildings               45,489,138       16,713,968
         Furniture, fixtures and equipment           3,064,197        3,259,254
                                                  ------------     ------------
                                                    48,553,335       19,973,222
         Accumulated depreciation                   (2,930,479)      (2,338,034)
                                                  ------------     ------------
                                                  $ 45,622,856       17,635,188
                                                  ============     ============

                              Lennar Land Partners
                           and Lennar Land Partners II
               Notes to Combined Financial Statements (continued)


4.   Investments in Partnerships

Summarized financial information on a combined 100% basis related to the Partnerships' significant partnerships and similar entities accounted for by the equity method as of November 30, 2000 and 1999 and for the years ended November 30, 2000, 1999 and 1998 was as follows:

                                                            2000              1999
                                                         ------------     ------------
         Assets:
         Cash                                            $ 11,676,310        4,583,899
         Real estate inventories                          105,959,116      126,322,905
         Other assets                                       3,819,111        2,595,562
                                                         ------------     ------------
                                                         $121,454,537      133,502,366
                                                         ============      ===========
         Liabilities and equity:
         Accounts payable and other liabilities          $ 18,380,492       29,861,086
         Notes and mortgages payable                       55,066,610       39,174,379
         Equity of:
             The Partnerships                              23,177,423       25,832,402
             Others                                        24,830,012       38,634,499
                                                         ------------     ------------
                                                         $121,454,537      133,502,366
                                                         ============      ===========

                                                          2000             1999             1998
                                                      ------------     ------------     ------------
         Revenues                                     $139,289,132      210,032,897      206,294,488
         Costs and expenses                            104,852,299      171,286,026      140,533,692
                                                      ------------     ------------     ------------
         Earnings of partnerships                     $ 34,436,833       38,746,871       65,760,796
                                                      ============     ============     ============
         The Partnerships' share of earnings          $ 21,217,611       18,160,134       29,190,882
                                                      ============     ============     ============


At November 30, 2000 and 1999, the Partnerships' equity interests in these partnerships ranged from 33% to 50%. These partnerships are primarily involved in the acquisition, development and sale of residential land. The Partnerships share in the profits and losses of these partnerships and, when appointed the manager of the partnerships, receive fees for the management of the assets. The outstanding debt of these partnerships is not guaranteed by the Partnerships. However, both Lennar and LNR provide limited maintenance guarantees on the debt of one of the partnerships (see Notes 7 and 8).

                              Lennar Land Partners
                           and Lennar Land Partners II
               Notes to Combined Financial Statements (continued)


5.  Accounts Payable and Other Liabilities

Accounts payable and other liabilities at November 30, 2000 and 1999 consisted of the following:


                                                 2000             1999
                                              -----------     -----------
         Accounts payable                     $ 5,978,564      12,729,777
         Deposits                               4,939,348       3,204,965
         Deferred income                        2,400,339         880,533
         Accrued property taxes                 1,573,865       2,791,743
         Other liabilities                      7,967,237       3,689,633
                                              -----------     -----------
                                              $22,859,353      23,296,651
                                              ===========     ===========

6.  Deferred Revenue

The Partnerships entered into a Club Option Agreement whereby the Partnerships granted to a private equity membership club (the "Club") the right and option to purchase certain recreational facilities (the "Club Facilities"). Pursuant to the Club Option Agreement, all membership contributions received by the Club are paid to the Partnerships as a non-refundable option deposit and shall be applied toward the purchase price of the Club Facilities. Deferred revenue of $23,060,000 and $5,210,000 had been collected as of November 30, 2000 and 1999, respectively.

                              Lennar Land Partners
                           and Lennar Land Partners II
               Notes to Combined Financial Statements (continued)

7.  Mortgage Notes and Other Debts Payable

Mortgage notes and other debts payable at November 30, 2000 and 1999 consisted of the following:

                                                                              2000             1999
                                                                          ------------     ------------
         Revolving credit facilities with floating interest rates
           (ranging from 8.4% to 9.5% at November 30, 2000),
           secured by certain real estate, due through 2002               $107,231,936       40,000,000

         Mortgage notes on land, with a fixed interest rate
           of 7% at November 30, 2000, secured by certain
           real estate, due 2002                                             7,656,405       29,498,081

         Term loan note with a floating interest rate, collateralized
           by cash, paid in 2000                                                    --       90,000,000

         Term loan note with a floating interest rate, secured by
           certain real estate, paid in 2000                                        --       43,167,199

         Revolving credit notes payable with floating interest
           secured by certain real estate, paid in 2000                             --          107,756

         Unsecured notes payable                                               150,000       16,436,523
                                                                          ------------     ------------
                                                                          $115,038,341      219,209,559
                                                                          ============     ============

In 2000, the Partnerships obtained a $75,000,000 revolving credit facility with a financial institution, which was initially used to refinance existing indebtedness and subsequently used to acquire land, land development and for other general purposes, including distributions to partners. This credit facility matures in February 2002 and is subject to a one-year extension at the request of the Partnerships and with the consent of the financial institution. Borrowings under this credit facility are limited by certain borrowing base calculations and are collateralized by real estate in the borrowing base. At November 30, 2000, $56,670,992 was outstanding. Interest is payable monthly and is tied to the Prime Rate. The interest rate was 9.5% at November 30, 2000.

Additionally in 2000, the Partnerships obtained a $20,000,000 revolving credit facility with a financial institution for the financing of certain real estate. This credit facility matures in January 2002 and is subject to a one-year extension at the request of the Partnerships and with the consent of the financial institution. Borrowings under this credit facility are limited by certain borrowing base calculations and are collateralized by real estate in the borrowing base. Both Lennar and LNR provide limited maintenance guarantees on this obligation. At November 30, 2000, $10,560,944 was outstanding. Interest is based on LIBOR and was 8.4% at November 30, 2000.

                              Lennar Land Partners
                           and Lennar Land Partners II
               Notes to Combined Financial Statements (continued)


7.  Mortgage Notes and Other Debts Payable (continued)

In 1999, the Partnerships obtained a controlling interest in one of its partnerships which was being accounted for by the equity method. This partnership has a $40,000,000 line of credit facility with a financial institution. This credit facility matured in December 2000 and was modified subsequent to year end. The modification provides for a new maturity date of December 2001 and quarterly principal payments of $5,000,000. This facility is subject to a one-year extension at the request of the Partnerships and with the consent of the financial institution. Interest is payable monthly and is based on LIBOR. Lennar provides limited maintenance guarantees on this obligation. Outstanding borrowings on the line of credit are collateralized by real estate and were $40,000,000 at November 30, 2000 and 1999. The interest rate at November 30, 2000 and 1999 was 8.4% and 7.2%, respectively.

The minimum aggregate principal maturities of mortgage notes and other debts payable subsequent to November 30, 2000 are as follows: 2001 - $22,806,405 and 2002 - $92,231,936.

8.  Related Party Transactions

Lennar is paid a monthly fee for managing the day-to-day operations of the Partnerships. As manager, Lennar is also entitled to reimbursement for all out-of-pocket expenses directly incurred in its capacity as manager (the "Direct Expenses") including, but not limited to, costs and expenses of employees (salary, bonus and benefits), contractors, agents, professional fees, telephone, travel, productions and reproductions of documents and postage. In addition to the Direct Expenses, Lennar shares some of its employees, contractors, agents, facilities and equipment and other expenses with the Partnerships (the "Indirect Expenses"). The reimbursement for the Indirect Expenses is reflected as management fees paid to affiliate in the combined statements of operations. The Partnerships reimbursed Lennar $2,835,875, $1,534,164 and $1,683,251 for Direct Expenses in 2000, 1999 and 1998, respectively, and $6,503,557, $6,000,000 and
$6,000,000 for Indirect Expenses in 2000, 1999 and 1998, respectively.

The Partnerships, in the ordinary course of business, sell land to Lennar. During 2000, these land sales amounted to $112,273,630 in revenues and generated gains totaling $39,573,260. During 1999, these land sales amounted to $109,327,044 in revenues and generated gains totaling $31,911,149. During 1998, these land sales amounted to $90,716,843 in revenues and generated gains totaling $24,290,019. The Partnerships believe amounts paid by Lennar for land sales approximate amounts that would have been paid by independent third parties.

At November 30, 2000, Lennar and LNR provided limited maintenance guarantees on certain indebtedness totaling $10,560,944 of the Partnerships' debt and each provided a 50% limited maintenance guarantee on $36,863,000 of the debt of one of the Partnerships' partnerships. At November 30, 2000, Lennar provided limited maintenance guarantees on certain indebtedness totaling $40,150,000 of the Partnerships' debt. During 2000, 1999 and 1998, the Partnerships paid the partners guarantee fees totaling $33,554, $283,721 and $632,004, respectively.

During 1999, the Partnerships entered into a transaction with Lennar that was accounted for as a nonmonetary exchange of similar assets. The net assets received in the transaction were recorded by the Partnerships at the net book value of the assets given up of $42,173,384.

                              Lennar Land Partners
                           and Lennar Land Partners II
               Notes to Combined Financial Statements (continued)


8.  Related Party Transactions (continued)

Lennar funds the deficits of the community recreational facilities of the Partnerships' non-master planned communities. During 2000, 1999 and 1998, the Partnerships received deficit funding from Lennar of $508,109, $521,198 and $1,144,890, respectively.

At November 30, 2000 and 1999, the Partnerships owed Lennar $1,825,560 and $555,064, respectively, for advances, Indirect Expenses and Direct Expenses.

9.  Commitments and Contingent Liabilities

The Partnerships are subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business.

The Partnerships are parties to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Partnerships.

Through an arrangement with Lennar as managing partner, the Partnerships are committed, under various letters of credits, to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under this arrangement totaled $9,400,000 at November 30, 2000.

                         Report of Independent Auditors

To the Members of
Madison Square Company LLC

We have audited the accompanying balance sheets of Madison Square Company LLC (the Company) as of December 31, 2000 and 1999, and the related statements of income, members' equity, and cash flows for the year ended December 31, 2000 and the period from March 25, 1999 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Square Company LLC as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and the period from March 25, 1999 (date of inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                       Ernst & Young LLP

Miami, Florida
February 6, 2001

                           Madison Square Company LLC

                                 Balance Sheets

                                            December 31,
                                          2000        1999
                                       ----------------------
                                          (in thousands)

Assets
Cash and cash equivalents              $    2,153  $    5,190
Investment securities                   1,512,561   1,638,669
Other assets                               14,550      17,265
                                       ----------------------
Total assets                           $1,529,264  $1,661,124
                                       ======================

Liabilities and members' equity
Accounts payable and accrued expenses  $    5,132  $    5,775
Loan payable to affiliate               1,098,705   1,263,145
                                       ----------------------
Total liabilities                       1,103,837   1,268,920

Members' equity                           425,427     392,204
                                       ----------------------
Total liabilities and members' equity  $1,529,264  $1,661,124
                                       ======================



See accompanying notes.

                           Madison Square Company LLC

                              Statements of Income

                                                                Period from
                                                                  March 25
                                                                1999 (date of
                                                                  inception)
                                               Year ended         through
                                               December 31,      December 31,
                                                  2000              1999
                                               ------------     --------------
                                                      (in thousands)

Revenues:
   Interest income                              $227,342          $121,053
   Other income                                   19,863             4,886
                                                --------------------------
Total revenues                                   247,205           125,939

Expenses:
   General and administrative expenses             9,604             9,611
   Interest expense                               91,061            53,522
                                                --------------------------
Total expenses                                   100,665            63,133
                                                --------------------------

Net income                                      $146,540          $ 62,806
                                                ==========================



See accompanying notes.

                           Madison Square Company LLC

                          Statements of Members' Equity

         Year ended December 31, 2000 and the period from March 25, 1999
                  (date of inception) through December 31, 1999
                                 (in thousands)

                                           Madison
                                           Square              Madison               LNR                Best
                                          Management           Square              Madison             Property
                                            LLC               Equity, Inc.       Square, Inc.         Fund, L.P.
                                          ----------------------------------------------------------------------

Initial members' contributions            $     444           $  95,427           $  63,073           $  63,073
   Contributions from members                   191              40,963              27,075              23,394
   Assignment of member interest                 --                  --                  --             (93,787)
   Distributions to members                     (50)            (10,789)             (7,130)             (4,486)
   Net income                                   122              26,302              17,385              11,806
                                          ----------------------------------------------------------------------
Balance at December 31, 1999                    707             151,903             100,403                  --
   Distributions to members                  (3,188)            (40,302)            (30,138)                 --
   Net income                                 3,248              53,264              38,703                  --
                                          -----------------------------------------------------------------------
Balance at December 31, 2000              $     767           $ 164,865           $ 108,968           $      --
                                          =======================================================================

                                                               Sun America
                                                                 Life                                    Total
                                              BPF              Insurance             BPF/LNR            Members'
                                              LLC                 Co.              Partnership           Equity
                                          ----------------------------------------------------------------------

Initial members' contributions            $      --           $      --           $       --          $ 222,017
   Contributions from members                 3,681              37,504                   --            132,808
   Assignment of member interest             93,787                  --                   --                 --
   Distributions to members                  (2,644)               (328)                  --            (25,427)
   Net income                                 5,579               1,612                   --             62,806
                                          ---------------------------------------------------------------------
Balance at December 31, 1999                100,403              38,788                   --            392,204
   Distributions to members                 (30,138)             (9,551)                  --           (113,317)
   Net income                                38,703              12,622                   --            146,540
                                          ---------------------------------------------------------------------
Balance at December 31, 2000              $ 108,968           $  41,859           $       --          $ 425,427
                                          =====================================================================

See accompanying notes

                           Madison Square Company LLC

                            Statements of Cash Flows

                                                                                         Period from
                                                                                           March 25
                                                                                        1999 (date of
                                                                                          inception)
                                                                         Year ended        through
                                                                        December 31,     December 31,
                                                                            2000             1999
                                                                        ----------------------------
                                                                               (in thousands)
Operating activities
Net income                                                              $   146,540      $    62,806
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Accretion of purchase discount                                         (16,134)          (2,327)
     Changes in operating assets and liabilities:
       Decrease in investment securities (deferred interest)                  1,421           21,409
       Decrease (increase) in other assets                                    2,715           (2,979)
       (Decrease) increase in accounts payable and accrued expenses            (643)           5,775
                                                                        ----------------------------
Net cash provided by operating activities                                   133,899           84,684

Investing activities
Purchase of investment securities                                                --       (1,750,052)
Principal repayments from investment securities                             140,821           78,015
                                                                        ----------------------------
Net cash provided by (used in) investing activities                         140,821       (1,672,037)

Financing activities
Proceeds from loan payable to affiliate                                          --        1,400,042
Principal payments on loan payable to affiliate                            (164,440)        (136,897)
Cash contributions from members                                                  --          354,825
Cash distributions to members                                              (113,317)         (25,427)
                                                                        ----------------------------
Net cash (used in) provided by financing activities                        (277,757)       1,592,543
                                                                        ----------------------------

Net (decrease) increase in cash and cash equivalents                         (3,037)           5,190
Cash and cash equivalents at beginning of period                              5,190               --
                                                                        ----------------------------
Cash and cash equivalents at end of period                              $     2,153      $     5,190
                                                                        ============================

See accompanying notes.

                           Madison Square Company LLC

                          Notes to Financial Statements

                                December 31, 2000

1. Organization and Nature of Business

Madison Square Company LLC (Company), a Delaware limited liability company, was formed on March 25, 1999, for the purpose of investing in unrated and non-investment grade rated commercial mortgage backed securities (CMBS), as further discussed in Notes 2 and 3.

The Company's members currently consist of BPF/LNR Partnership (BPF/LNR), a non-equity managing member, and as non-managing members, Madison Square Management LLC (Madison), a 0.1815% member, Madison Square Equity, Inc. (Madison Equity), a 39.0084% member, LNR Madison Square, Inc. (LNR), a 25.78285% member, BPF LLC (BPF LLC), a 25.78285% member, and SunAmerica Life Insurance Co. (SunAmerica), a 9.2444% member.

The original members of the Company were Madison, as managing member, and as non-managing members, Madison Equity, LNR, and Best Property Fund, L.P. (BPF). On July 1, 1999, effective as of March 25, 1999, BPF transferred to LNR an interest in the Company relating to a capital commitment in the amount of $25 million and a related capital contribution in the amount of $12.6 million, causing BPF and LNR to have equal members' interest of 28.4091%. Effective October 20, 1999, BPF assigned its interest to BPF LLC. On November 3, 1999, BPF/LNR was admitted as a non-equity member. SunAmerica was admitted as a member on November 4, 1999, after purchasing its interest from the then existing members. Lastly, on November 22, 1999, the members' ownership percentages were equalized to achieve the target ownership percentages as if all capital commitments were fully funded. Going forward, the ownership percentages that currently exist will remain constant and any additional capital contributions will be made in those proportions.

The Operating Agreement sets forth the basis for capital contributions, allocations and distributions to the members including allocations of profits and losses, special allocations for tax purposes and distributions of cash flow from the Company.

The Company will cease to exist on March 31, 2004, unless sooner terminated or further extended pursuant to the provisions in the Operating Agreement.

                           Madison Square Company LLC

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statements of cash flow, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Concentrations of credit risk and market risk associated with cash and cash equivalents are considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short duration to maturity.

Investment Securities

Investment securities, which consist of investments in rated and unrated portions of various issues of CMBS and a participating whole loan pool, are accounted for in accordance with Statement of Financial Accounting Standards No. 115 (FAS 115), Accounting for Certain Investments in Debt and Equity Securities. FAS 115 requires that debt and equity securities that have determinable fair values be classified as available-for-sale unless they are classified as held-to-maturity or trading. Securities classified as held-to-maturity are carried at amortized cost because they are purchased with the intent and ability to hold to maturity. At December 31, 2000 and 1999, all investment securities held by the Company are classified as held-to-maturity.

Interest Income Recognition

In accordance with Financial Accounting Standards Statement No. 91, Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Company recognizes interest income on its CMBS using the effective interest method, which results in a level yield over the projected life of the investments. Changes in estimated yields are due to revisions in estimates of future credit losses, losses incurred and actual prepayment speeds. During 2000 and 1999, the Company recognized income based upon yields ranging from approximately 11.3% to 34.3% and 9.6% to 34.3%, respectively, with a weighted average of 14.9% and 12.7%, respectively.

                           Madison Square Company LLC

2. Summary of Significant Accounting Policies (continued)

Impact of New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which is required to be adopted in years beginning after June 15, 1999. Subsequent to the issuance of FAS 133, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which extended the effective date to fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statements will have a significant effect on earnings or the financial position of the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Tax Matters

The accompanying financial statements include no provision for income taxes, since pursuant to the provisions of the applicable federal, state, and local taxing authorities, each item of income, gain, loss, deduction or credit is reportable by the members.

                           Madison Square Company LLC

3. Investment Securities

Investment securities are stated at amortized cost which represents actual cost adjusted for discount accretion using the effective interest method. Investment securities consists of the following (in thousands):

                                               December 31,
                                            2000           1999
                                        ---------------------------

         Certificate face value         $2,037,435       $2,184,605
         Purchase discount                (502,044)        (524,528)
         Deferred interest                 (22,830)         (21,408)
                                        ---------------------------
                                        $1,512,561       $1,638,669
                                        ===========================

In general, principal payments on each class of security are made in the order of the stated maturities of each class so that no payment of principal will be made on any class until all classes having an earlier maturity date have been paid in full. Each security is, in effect, subordinate to other securities of classes with earlier maturities. The principal repayments on a particular class are dependent upon collections on the underlying mortgages, affected by prepayments and extensions, and as a result, the actual maturity of any class of securities may differ from its stated maturity. In addition, the Company has an investment in a participating whole loan pool and has begun to receive principal payments from this investment. At December 31, 2000, the Company's investment securities, with stated maturities through 2023, have coupon rates ranging from 5.86% to 9.56%.

The investments represent securities that are collateralized by pools of mortgage loans on commercial real estate assets located across the country. Concentrations of credit risk with respect to these securities are limited due to the diversity of the underlying loans across geographical areas and diversity among property types. In addition, the Company only invests in these securities when one of its affiliates performs significant due diligence analysis on the real estate supporting the underlying loans and when it has the right to select an affiliate as special servicer for the entire securitization. The special servicer impacts the performance of the securitization by using its loan workout and asset management expertise to resolve non-performing loans.

                           Madison Square Company LLC

4. Loan Payable to Affiliate

The purchases of the investments were partially financed by loans under the Company's credit facility of $1.76 billion from Credit Suisse First Boston Mortgage Capital, LLC (CSFB), an affiliate of Madison and Madison Equity. Interest is payable at a rate per annum equal to the sum of the adjusted LIBOR plus 125 basis points during the original term of the facility (7.94% and 7.71% at December 31, 2000 and 1999, respectively). The loans are collateralized by substantially all of the assets of the Company and have an original maturity of March 31, 2002. The Credit Agreement provides for two one-year extensions. Upon each extension, the underlying interest rate will increase by 100 basis points. The Company has the option to prepay the loans at any time prior to the maturity date without penalty. The Credit Agreement allowed for additional borrowings through March 31, 2000. As of December 31, 2000, the Company had no available borrowings under the Credit Agreement.

Pursuant to the Credit Agreement, the borrower is required to make interest and principal payments on a monthly basis. Principal payments are made as defined in the Credit Agreement. Interest payments made to CSFB totaled $91.4 million and $50.3 million for the year ended December 31, 2000 and for the period from March 25, 1999 (date of inception) through December 31, 1999, respectively.

5. Related Party Transactions

Management Fees

From March 25, 1999 to November 2, 1999, the Operating Agreement provided for management fees to be paid to the Managing Company Group, as defined, which included Terra Management LLC (Terra), an affiliate of Madison and Madison Equity. A portion of the management fee was then distributed to Lennar Partners, Inc. (LPI), an affiliate of LNR, for services rendered in connection with the Administration and Servicing Agreement. Effective November 3, 1999, the Operating Agreement was amended to provide for payment of the management fees to the managing partnership, BPF/LNR, which distributes a portion of the fee to LPI and Terra. The remainder of the fee is distributed to BPF LLC and LNR, the partners of BPF/LNR.

                           Madison Square Company LLC

5. Related Party Transactions (continued)

The management fee is calculated as 1.5%, per annum, of the Net Cash Flow Value, as defined, payable on a quarterly basis in arrears. During 2000 and 1999, the Company incurred management fees of approximately $7.0 million and $3.7 million, respectively. At December 31, 2000 and 1999, included in accounts payable and accrued expenses is approximately $1.8 million and $1.5 million, respectively, related to this fee.

Other

During 2000 and 1999, the Company reimbursed affiliates approximately $2.0 million and $911,000, respectively, for certain overhead expenses including payroll, rent and other administrative expenses. At December 31, 2000 and 1999, included in accounts payable and accrued expenses is approximately $50,000 and $355,000, respectively, related to this reimbursement.

6. Fair Value of Financial Instruments

Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments (FAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates could not be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument.

                           Madison Square Company LLC

6. Fair Value of Financial Instruments (continued)

The following table presents the carrying amount and estimated fair value of financial instruments held by the Company (in thousands):

                                              Carrying           Fair
                                               Amount            Value
                                             ---------------------------
         December 31, 2000
         Assets:
            Cash and cash equivalents        $    2,153       $    2,153
            Investment securities             1,512,561        1,569,579

         Liabilities:
            Loan payable to affiliate         1,098,705        1,098,705

         December 31, 1999
         Assets:
            Cash and cash equivalents        $    5,190       $    5,190
            Investment securities             1,638,669        1,674,197

         Liabilities:
            Loan payable to affiliate         1,263,145        1,263,145

The following methods and assumptions were used by the Company in estimating fair value:

     Cash and Cash Equivalents--The amount reported in the Balance Sheets approximates fair value.

     Investment Securities--The fair value is calculated by discounting the estimated future cash flows at a rate which approximates current market.

     Loan Payable to Affiliate--The amount reported in the Balance Sheets approximates fair value as it is primarily tied to market rates of interest.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of LNR Property Corporation:


         We have audited the consolidated financial statements of LNR Property Corporation and subsidiaries (the "Company") as of November 30, 2000 and 1999, and for each of the three years in the period ended November 30, 2000, and have issued our report thereon dated January 16, 2001, except for note 18 as to which the date is February 26, 2001; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of LNR Property Corporation, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
January 16, 2001

                            LNR PROPERTY CORPORATION
                                   Schedule II
                        Valuation and Qualifying Accounts
                  Years Ended November 30, 2000, 1999, and 1998

                                                                                      Additions
                                                                                 ------------------
                                                                                            Charged
                                                                                Charged    (Credited)
                                                                   Beginning    to Costs    to Other                    Ending
Description                                                         Balance   and Expenses  Accounts  (Deductions)      Balance
-----------                                                        ----------    -------    -------    ----------     ----------
Year ended November 30, 2000
       Allowances deducted from assets to which they apply:
          Allowances for doubtful accounts and notes receivable    $  597,000    958,000         --            --      1,555,000
                                                                   ==========    =======    =======    ==========     ==========
          Deferred income and unamortized discounts                $5,360,000         --         --    (1,177,000)(A)  4,183,000
                                                                   ==========    =======    =======    ==========     ==========
          Loan loss reserve                                        $2,038,000         --         --            --      2,038,000
                                                                   ==========    =======    =======    ==========     ==========
Year ended November 30, 1999
       Allowances deducted from assets to which they apply:
          Allowances for doubtful accounts and notes receivable    $  117,000    662,000    153,000      (335,000)       597,000
                                                                   ==========    =======    =======    ==========     ==========
          Deferred income and unamortized discounts                $6,451,000         --         --    (1,091,000)(A)  5,360,000
                                                                   ==========    =======    =======    ==========     ==========
          Loan loss reserve                                        $2,948,000         --         --      (910,000)     2,038,000
                                                                   ==========    =======    =======    ==========     ==========
Year ended November 30, 1998
       Allowances deducted from assets to which they apply:
          Allowances for doubtful accounts and notes receivable    $  703,000    278,000         --      (864,000)       117,000
                                                                   ==========    =======    =======    ==========     ==========
          Deferred income and unamortized discounts                $6,706,000         --    773,000    (1,028,000)(A)  6,451,000
                                                                   ==========    =======    =======    ==========     ==========
          Loan loss reserve                                        $2,038,000    910,000         --            --      2,948,000
                                                                   ==========    =======    =======    ==========     ==========

         Notes:
         (A) Includes amortization of discounts

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
                                  Schedule III
                 Real Estate and Accumulated Depreciation (D)(E)
                          Year ended November 30, 2000

                                                                       Costs
                                                                    Capitalized
                                        Initial Cost               Subsequent to
                                         to Company                 Acquisition
                                 --------------------------  -------------------------
                                               Building and                 Carrying
Description        Encumbrances      Land      Improvements  Improvements    Costs
-----------        ------------  ------------  ------------  ------------  -----------
Rental
    office
    property-
    GA ........... $ 41,761,000  $  5,238,000  $ 20,020,000  $ 37,320,000  $ 2,525,000
    NC ...........   33,978,000     4,480,000    40,320,000       262,000           --

    CA ...........           --    26,670,000    15,104,000     2,571,000       10,000

    apartment
    property-
    VA ...........   24,830,000     5,915,000     1,538,000    34,873,000    3,991,000

Other
    miscellaneous
    properties
    which are
    individually
    less than 5%
    of total .....  372,953,000   131,461,000   221,411,000   296,677,000    8,881,000
                   ------------  ------------  ------------  ------------  -----------
                   $473,522,000  $173,764,000  $298,393,000  $371,703,000  $15,407,000
                   ============  ============  ============  ============  ===========

                                Gross Amount
                                  at Which                                       Date of
                                 Carried at                    Accumulated    Completion of    Date
                               Close of Period               Depreciation(B)  Construction    Acquired
                   ----------------------------------------    -----------    ------------    --------

Description           Land(A)    Buildings(A)    Total(C)
-----------        ------------  ------------  ------------
Rental
    office
    property-
    GA ........... $  5,238,000  $ 59,865,000  $ 65,103,000   $ 3,991,000          1999          1996
    NC ...........    4,480,000    40,582,000    45,062,000       337,000        Completed
                                                                               when acquired     2000
    CA ...........   26,670,000    17,685,000    44,355,000     7,827,000        Completed
                                                                               when acquired     1998
    apartment
    property-
    VA ...........    5,915,000    40,402,000    46,317,000            --          2001          1997

Other
    miscellaneous
    properties
    which are
    individually
    less than 5%
    of total .....  131,461,000   526,969,000   658,430,000    35,671,000         Various      Various
                   ------------  ------------  ------------   -----------
                   $173,764,000  $685,503,000  $859,267,000   $47,826,000
                   ============  ============  ============   ===========

Notes:
(A)      Includes related improvements and capitalized carrying costs.
(B) Depreciation is calculated using the straight-line method over the estimated useful lives which vary from 10 to 40 years.
(C) The aggregate gross cost of the listed property for Federal income tax purposes was $725,981,000 at November 30, 2000.
(D) The listed real estate includes operating properties completed or under construction.
(E) Reference is made to Notes 1, 7 and 11 of the consolidated financial statements.
(F) The changes in the total cost of real estate properties and accumulated depreciation for the three years ended November 30, 2000 are as follows (in thousands):

                                                               2000            1999            1998
                                                            -----------     -----------     ---------
Cost:
  Balance at beginning of year                              $ 1,005,652         746,748       257,376
  Additions, at cost                                            335,239         446,922       501,075
  Cost of real estate sold                                     (152,016)       (169,642)      (27,187)
  Transfers                                                    (329,608)        (18,376)       15,484
                                                            -----------     -----------     ---------
    Balance at end of year                                  $   859,267       1,005,652       746,748
                                                            ===========     ===========     =========
Accumulated depreciation:
  Balance at beginning of year                              $    39,192          39,943        31,904
  Depreciation and amortization charged against earnings         27,850          24,637        12,283
  Depreciation on real estate sold                               (8,663)        (22,441)       (4,244)
  Transfers                                                     (10,553)         (2,947)           --
                                                            -----------     -----------     ---------
    Balance at end of year                                  $    47,826          39,192        39,943
                                                            ===========     ===========     =========

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
                                   Schedule IV
                          Mortgage Loans on Real Estate
                                November 30, 2000

                                                                                                                          Principal
                                                                                                                            Amount
                                                                                                                           of Loans
                                                                                                                          Subject to
                                                                                                              Carrying    Delinquent
                                                Final           Periodic                          Face        Amount of   Principal
                                  Interest     Maturity         Payment              Prior      Amount of     Mortgages       or
         Description                Rate         Date            Terms               Liens      Mortgages     (A)(B)(C)    Interest
------------------------------  -------------  ---------  ---------------------   -----------  ------------  -----------  ----------
First mortgage notes secured
by real estate and other:

   Mixed use - TX, GA, MA        Libor + 650     2003     Interest Only                        $ 40,000,000   40,000,000
   Convention center - NV        Libor + 550     2001     Interest Only                          37,500,000   37,500,000
   Mixed use - MA                Libor + 650     2002     Interest Only                          35,200,000   35,200,000
   Hotel - FL, CA & NY           Libor + 750     2002     Interest Only                          30,000,000   30,000,000
   Hotel - NY                    Libor + 700     2001     Interest Only                          21,000,000   21,000,000
   Office building - TX          Libor + 625     2002     Interest Only                          21,000,000   21,000,000
   Office building - CA             8.456%       2003     Varying Payment                        16,307,000   13,781,000
   Conference Center - VA        Libor + 750     2003     Interest Only                          14,600,000   14,600,000
   Multifamily - CA              Libor + 625     2003     Interest Only                          12,100,000   12,100,000
   Office building - NY          Libor + 650     2001     Interest Only                           5,000,000    5,000,000
   Retail Center - NY            9.75%-10.50%    2003     Principal and Interest                  4,350,000      150,000
   Other                         5.89%-15.00%  2000-2011  Various                                 6,507,000    2,411,000
                                                                                               ------------  -----------  ----------
                                                                                                243,564,000  232,742,000          --
Second mortgage notes secured
by real estate:

   Residential Development - CA        12.50%    2003     Varying Payment                         2,935,000    2,935,000
   Residential Development - CA        15.00%    2001     Varying Payment                         2,651,000    2,651,000
   Residential Development - CA        12.00%    2001     Varying Payment                         2,832,000    2,832,000
   Residential Development - CA        22.00%    2003     Varying Payment                         2,507,000    2,507,000
   Residential Development - CA        22.00%    2002     Varying Payment                         1,910,000    1,910,000
   Residential Development - CA        10.00%    2001     Varying Payment                           448,000      448,000
                                                                                               ------------  -----------  ----------
                                                                                                 13,283,000   13,283,000          --
                                                                                               ------------  -----------  ----------
                                                                                                256,847,000  246,025,000
           Loan Loss Reserve                                                                                  (2,038,000)
                                                                                               ------------  -----------  ----------
                                                                                               $256,847,000  243,987,000          --
                                                                                               ============  ===========  ==========

Notes:
(A) For Federal income tax purposes, the aggregate basis of the listed mortgages was $255,671,000 at November 30, 2000.
(B)      Carrying amounts are net of unamortized discounts.
(C) The changes in the carrying amounts of mortgages for the years ended November 30, 2000, 1999 and 1998 are as follows:

                                         2000                1999             1998
                                     -------------       -----------      ------------
Balance at beginning of year         $ 152,827,000        97,855,000        86,849,000

Additions (deductions):
      New mortgage loans, net          164,655,000        83,901,000       137,242,000
      Collections of principal         (74,797,000)      (30,885,000)     (126,432,000)
      Amortization of discount           1,177,000         1,091,000         1,106,000
      Change in loan loss reserve                0           910,000          (910,000)
      Other                                125,000           (45,000)
                                     -------------       -----------      ------------
Balance at end of year               $ 243,987,000       152,827,000        97,855,000
                                     =============       ===========      ============

                                 EXHIBIT INDEX


EXHIBIT NO.       EXHIBIT DESCRIPTION
-----------       -------------------

10.16 Second Amended and Restated Revolving Credit Agreement dated as of July 14, 2000, between LNR Property Corporation and certain subsidiaries, the lenders and Bank of America, N.A., as administrative agent, U.S. Bank, National Association, as syndication agent, Fleet National Bank, as documentation agent and Guaranty Federal Bank, F.S.B., as managing agent with Bank of America Securities LLC, as sold lead arranger and sole book manager.

10.17 Supplement and Amendment to Annex 1-A of the Master Repurchase Agreement dated August 17, 2000 and the Master Repurchase Agreement dated as of March 31, 2000 between Bear, Stearns International Limited and LNR CMBS Holding Corp.

11.1              Statement Regarding Computation of Earnings Per Share.

13.1              Pages 34 through 65 of the 2000 Annual Report to Stockholders.

21.1              List of subsidiaries.