Form 10-Q
period 2001-02-28
LNR PROPERTY CORP
filed 2001-04-16
CIK 1043044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2001

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

Common shares outstanding as of the end of the current fiscal quarter:

         Common             23,972,776
         Class B Common      9,999,480

================================================================================

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                   (unaudited)
(In thousands, except per share amounts)                                                           February 28,    November 30,
                                                                                                       2001            2000
                                                                                                   -----------      ----------
                                     Assets
                                     ------

Cash and cash equivalents                                                                          $    26,545           1,986
Restricted cash                                                                                         60,213          85,282
Investment securities                                                                                  790,853         696,402
Mortgage loans, net                                                                                    240,399         243,987
Operating properties and equipment, net                                                                842,847         818,486
Land held for investment                                                                                41,465          52,969
Investments in and advances to partnerships                                                            356,774         353,975
Other assets                                                                                           116,930          95,769
                                                                                                   -----------      ----------
          Total assets                                                                             $ 2,476,026       2,348,856
                                                                                                   ===========      ==========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities
      Accounts payable and other liabilities                                                       $   158,450         136,546
      Mortgage notes and other debts payable                                                         1,480,255       1,404,374
                                                                                                   -----------      ----------
          Total liabilities                                                                          1,638,705       1,540,920
                                                                                                   -----------      ----------

Minority interests                                                                                      29,367          29,492
                                                                                                   -----------      ----------

Stockholders' equity
      Common stock,  $.10 par value, 150,000 shares authorized, 23,973 and 24,215 shares                 2,397           2,422
      issued and outstanding in 2001 and 2000, respectively
      Class B common stock, $.10 par value, 40,000 shares authorized, 9,999 shares issued                1,000           1,000
      and outstanding in 2001 and 2000
      Additional paid-in capital                                                                       512,505         516,516
      Retained earnings                                                                                296,713         272,772
      Unamortized value of restricted stock grants                                                     (12,671)        (13,195)
      Accumulated other comprehensive earnings (loss)                                                    8,010          (1,071)
                                                                                                   -----------      ----------
          Total stockholders' equity                                                                   807,954         778,444
                                                                                                   -----------      ----------
          Total liabilities and stockholders' equity                                               $ 2,476,026       2,348,856
                                                                                                   ===========      ==========

See accompanying notes to unaudited consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                                                 (Unaudited)
                                                                              Three Months Ended
                                                                         ---------------------------
                                                                         February 28,   February 29,
(In thousands, except per share amounts)                                     2001           2000
                                                                         ------------   ------------
Revenues
      Rental income                                                       $  30,465         28,439
      Equity in earnings of partnerships                                     17,342         25,613
      Interest income                                                        46,184         33,794
      Gains on sales of real estate                                           8,479          3,466
      Management and servicing fees                                           9,176          3,759
      Other, net                                                               (354)           191
                                                                          ---------      ---------
                Total revenues                                              111,292         95,262
                                                                          ---------      ---------

Costs and expenses
      Cost of rental operations                                              15,479         16,153
      General and administrative                                             17,747         13,846
      Depreciation                                                            6,825          8,567
      Minority interests                                                        843            485
                                                                          ---------      ---------
          Total costs and expenses                                           40,894         39,051
                                                                          ---------      ---------

Operating earnings                                                           70,398         56,211
Interest expense                                                             30,149         26,575
                                                                          ---------      ---------

Earnings before income taxes                                                 40,249         29,636
                                                                          ---------      ---------

Income taxes                                                                 14,284          8,091
                                                                          ---------      ---------
Net earnings                                                              $  25,965         21,545
                                                                          =========      =========

Weighted average shares outstanding:
     Basic                                                                   33,097         33,852
                                                                          =========      =========
     Diluted                                                                 34,742         34,716
                                                                          =========      =========

Earnings per share:
     Basic                                                                $    0.78           0.64
                                                                          =========      =========
     Diluted                                                              $    0.75           0.62
                                                                          =========      =========

See accompanying notes to unaudited consolidated condensed financial statements

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

                                                                                                  (Unaudited)
                                                                                              Three Months Ended
                                                                                         ----------------------------
                                                                                         February 28,     February 29,
(In thousands)                                                                               2001            2000
                                                                                         -----------      -----------
Net earnings                                                                             $    25,965           21,545
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net and other                         8,172           (6,124)
Unrealized loss on hedging activities                                                         (3,209)              --
Transition adjustment related to accounting for derivative financial instruments and
hedging activities                                                                             4,118               --
Less:  reclassification adjustment for gains included in net earnings                             --              (19)
                                                                                         -----------      -----------
     Other comprehensive earnings (loss)                                                       9,081           (6,143)
                                                                                         -----------      -----------

Comprehensive earnings                                                                   $    35,046           15,402
                                                                                         ===========      ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                    (Unaudited)
                                                                                                 Three Months Ended
                                                                                            ----------------------------
                                                                                            February 28,     February 29,
(In thousands)                                                                                  2001            2000
                                                                                            -----------      -----------
Cash flows from operating activities:
      Net earnings                                                                          $    25,965           21,545
      Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
          Depreciation                                                                            6,825            8,567
          Minority interests                                                                        843              485
          Amortization of discount on CMBS, mortgage loans and other                            (11,434)          (8,119)
          Gains on sales of real estate                                                          (8,479)          (3,466)
          Equity in earnings of partnerships                                                    (17,342)         (25,613)
          Losses on hedging activities                                                              361               --
          Changes in assets and liabilities:
              Decrease in restricted cash                                                        25,069            8,894
              Increase in other assets and deferred taxes                                       (19,501)         (15,706)
              (Increase) decrease  in mortgage loans held for sale                                8,984             (958)
              Increase (decrease) in accounts payable and accrued liabilities                     8,579           (2,333)
                                                                                            -----------      -----------
                     Net cash provided by (used in) operating activities                         19,870          (16,704)
                                                                                            -----------      -----------
Cash flows from investing activities:
      Operating properties and equipment
         Additions                                                                              (35,751)         (79,626)
         Sales                                                                                       --           11,617
      Land held for investment
         Additions                                                                               (2,740)          (4,952)
         Sales                                                                                   18,578            6,140
      Investments in and advances to partnerships                                               (33,748)         (15,427)
      Distributions from partnerships                                                            48,177           35,513
      Purchase of  mortgage loans held for investment                                                --           (1,172)
      Proceeds from mortgage loans held for investment                                              190              245
      Purchase of investment securities                                                         (52,893)         (11,683)
      Proceeds from principal collections on investment securities                               18,864           36,040
      Interest received on CMBS in excess of income recognized                                    5,957            3,443
                                                                                            -----------      -----------
                   Net cash used in investing activities                                        (33,366)         (19,862)
                                                                                            -----------      -----------
Cash flows from financing activities:
      Proceeds from stock option exercises                                                          235               54
      Purchase of treasury stock                                                                 (6,150)         (34,064)
      Payment of dividends                                                                         (414)            (407)
      Net repayments under repurchase agreements and revolving credit lines                    (160,371)            (745)
      Mortgage notes and other debts payable:
        Proceeds from borrowings                                                                225,008           92,594
        Principal payments                                                                      (20,253)         (10,929)
                                                                                            -----------      -----------
                    Net cash provided by financing activities                                    38,055           46,503
                                                                                            -----------      -----------
      Net increase in cash and cash equivalents                                                  24,559            9,937
      Cash and cash equivalents at beginning of period                                            1,986            8,587
                                                                                            -----------      -----------
      Cash and cash equivalents at end of period                                            $    26,545           18,524
                                                                                            ===========      ===========
                                                                                                             (Continued)

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                                    (Unaudited)
                                                                                                 Three Months Ended
                                                                                            ----------------------------
                                                                                            February 28,     February 29,
(In thousands)                                                                                  2001            2000
                                                                                            -----------      -----------
      Supplemental disclosure of non-cash investing and financing activities:
        Purchases of investment securities financed by seller                               $    28,508           19,998
        Purchases of mortgage loans financed by seller                                      $        --            2,595
        Grant of restricted stock                                                           $       268            9,649

      Supplemental disclosure of non-cash transfers:
         Transfer of land held for investment to operating properties                       $     2,203           16,876
         Transfer of certain assets and liabilities to investments in partnerships          $        --           10,617

See accompanying notes to unaudited consolidated condensed financial statements

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements


1.       Basis of Presentation and Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts of LNR Property Corporation and its wholly-owned subsidiaries (the "Company"). The assets, liabilities and results of operations of entities (both corporations and partnerships) in which the Company has a controlling interest have been consolidated. The ownership interests of noncontrolling owners in such entities are reflected as minority interests. The Company's investments in partnerships (and similar entities) in which less than a controlling interest is held or of which control is shared are accounted for by the equity method (when significant influence can be exerted by the Company), or the cost method. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 2000 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying unaudited consolidated condensed financial statements have been made.

2.       Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded as either an asset or liability on the balance sheet at their fair value, and that changes in the fair value be recognized currently in earnings unless specified criteria are met. This statement was effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" extended the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company adopted the provisions of these standards on December 1, 2000. In accordance with these standards, the Company carries all derivative instruments in the balance sheet at fair value. At February 28, 2001, the Company has a derivative liability of $16.5 million which is included in accounts payable and other liabilities in the Consolidated Condensed Balance Sheet. Periods prior to December 1, 2000 have not been restated. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.

Hedging Objectives and Strategies

With regard to risk management in general, and interest rate risk in particular, the Company's fundamental philosophy is centered on a desire to tolerate only a relatively small amount of risk. The Company has an interest rate risk management policy with the objective of: (1) managing its interest costs and (2) reducing the impact of unpredictable changes in asset values related to

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements


movements in interest rates on the Company's available-for-sale securities. To meet these objectives, the Company employs hedging strategies to limit the effects of changes in interest rates on its operating income and cash flows and on the value of its available-for-sale securities.

The Company does not acquire derivative instruments for any purpose other than cash flow and fair value hedging purposes. That is, the Company does not speculate using derivative instruments.

The Company believes its interest rate risk management policy is generally effective. Nonetheless, the Company's profitability may be adversely affected during particular periods as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve risks such as counter-party credit risk and legal enforceability of hedging contracts. The counter-parties to the Company's arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. These counter-parties potentially expose the Company to loss in the event of nonperformance.

Cash Flow Hedging Instruments

The Company's approach to managing interest cost is based primarily on match funding, with the objective that variable-rate assets be primarily financed by variable-rate liabilities and fixed-rate assets be primarily financed by fixed-rate liabilities. Management continually identifies and monitors changes in interest rate exposures that may adversely impact expected future cash flows by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable both to the Company's outstanding or forecasted debt obligations and to the Company's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analyses, to estimate the impact of changes in interest rates on the Company's future cash flows.

The Company periodically enters into derivative financial arrangements, primarily interest rate swap agreements, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively change the variable-rate cash flows on debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed rate debt. At February 28, 2001, the Company had 18 such interest rate swap agreements with a notional amount of $352.7 million, which mature through February 2004.

The Company records the fair value of interest rate swap agreements designated as hedging instruments for variable-rate debt obligations as a derivative asset or liability. Changes in the fair value of the interest rate swap agreements are reported as unrealized gains or losses in stockholders' equity as a component of accumulated other comprehensive earnings. If a derivative instrument is not designated as a hedge, the gain or loss resulting from a change in fair value is recognized in earnings in the period of change. If a derivative instrument is designated as a hedge but the derivative instrument is not fully effective in hedging the designated risk, the ineffective portion of the gain or loss is reported in earnings immediately.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements


Interest expense for the quarter ended February 28, 2001 includes no net gains or losses representing cash flow hedge ineffectiveness arising from differences between the critical terms of interest rate swap agreements and the hedged debt obligations, since the terms of the Company's swap agreements and debt obligations are matched.

Fair Value Hedging Instruments

To manage the risk associated with unpredictable changes in asset values related to the effect of movements in interest rates on the Company's fixed-rate available-for-sale securities, the Company periodically uses derivative financial instruments, primarily interest rate swap agreements. Under the terms of these swap agreements, the Company receives variable interest rate payments and makes fixed interest rate payments. At February 28, 2001, the Company had three such interest rate swap agreements with a notional amount of $189.0 million, which mature through December 2011.

The Company has designated these interest rate swap agreements as hedges of interest rates on certain available-for-sale securities and records the fair value of the agreements as derivative assets or liabilities. Changes in the fair value of the interest rate swap agreements are recorded in earnings, as are the changes in the fair value of the hedged available-for-sale securities resulting from changes in interest rates.

The Company recorded a loss of $0.4 million for hedge ineffectiveness during the three-month period ended February 28, 2001. This amount is included in other revenue, net in the Consolidated Condensed Statement of Earnings.

Transition

Upon the adoption of SFAS No. 133, the Company recognized $4.1 million, net of tax benefit, of deferred hedging losses on derivative instruments. This amount was offset by $4.1 million, net of tax expense, of realized gains related to the hedged available-for-sale securities. Both of these amounts were previously recorded in stockholders' equity as a component of accumulated other comprehensive earnings. Also upon adoption of SFAS No. 133, the Company transferred $102.8 million of securities which were previously classified as held-to-maturity to available-for-sale. Upon this reclassification, the Company recorded a transition adjustment of $4.1 million, net of tax expense, which was the difference in the market value and book value of the securities on December 1, 2000, the date the Company adopted SFAS No. 133. This adjustment is reported in stockholders' equity as a component of accumulated other comprehensive income.

3. New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable to the Company beginning no later than the fourth quarter of the year ending November 30, 2001. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements


SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000, and replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures. SFAS No. 140 is effective for the fiscal year ended November 30, 2001, with restatement required for previous periods which are presented for comparative purposes. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

4. Reclassifications

Certain reclassifications have been made to the prior year consolidated condensed financial statements to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS INFORMATION WHICH CONSTITUTES FORWARD LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD LOOKING STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE (i) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH THE COMPANY OWNS PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY THE COMPANY ARE LOCATED, (ii) INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (iii) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (iv) CHANGES IN INTEREST RATES, AND (v) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 2000, FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

OVERVIEW

LNR Property Corporation and its subsidiaries (collectively, the "Company") is a real estate investment, finance and management company. The Company engages primarily in (i) acquiring, developing, managing and repositioning commercial and multi-family residential real estate properties, (ii) investing in high yielding real estate loans and purchasing at a discount portfolios of loans backed by real estate, and (iii) investing in unrated and non-investment grade rated commercial mortgage-backed securities ("CMBS") as to which the Company has the right to be special servicer (i.e., to oversee workouts of underperforming and non-performing loans).

1. RESULTS OF OPERATIONS

The following discussion and analysis presents the significant changes in results of operations of the Company for the three months ended February 28, 2001 and February 29, 2000 after allocating among the core business segments certain non-corporate general and administrative expenses. The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto.

                                                        Three Months Ended
                                                  -----------------------------
                                                   February 28,     February 29,
(In thousands)                                         2001            2000
                                                  -------------   -------------
Revenues
   Real estate properties                         $      44,165          41,318
   Real estate loans                                     19,792          15,315
   Real estate securities                                47,335          38,629
                                                  -------------   -------------
Total revenues                                          111,292          95,262
                                                  -------------   -------------

Operating expenses
   Real estate properties                                29,944          29,373
   Real estate loans                                      1,771           2,099
   Real estate securities                                 3,573           2,604
   Corporate and other                                    5,606           4,975
                                                  -------------   -------------
Total operating expenses                                 40,894          39,051
                                                  -------------   -------------

Operating earnings
   Real estate properties                                14,221          11,945
   Real estate loans                                     18,021          13,216
   Real estate securities                                43,762          36,025
   Corporate and other                                   (5,606)         (4,975)
                                                  -------------   -------------
Total operating earnings                                 70,398          56,211
Interest expense                                         30,149          26,575
Income tax expense                                       14,284           8,091
                                                  -------------   -------------
Net earnings                                      $      25,965          21,545
                                                  =============   =============

Three months ended February 28, 2001 compared to three months ended February 29, 2000

Net earnings for the quarter ended February 28, 2001 were $26.0 million compared to $21.5 million for the same period in 2000. The quarter-over-quarter improvement in net earnings is attributable to (i) an increase in interest income from a growing portfolio of high-yielding loans, (ii) an increase in interest income and servicing fees derived from the Company's growing CMBS portfolio, (iii) higher management fees, (iv) an increase in gains on sales of real estate and (v) increased net operating income from rental properties (rental income less cost of rental operations), reflecting the operating performance from the Company's growing stabilized real estate property portfolio. These increases were offset somewhat by (i) a decrease in equity in earnings of partnerships due primarily to the sale of the Company's interests in Japanese discount loan portfolios in 2000 and lower earnings from the Company's real estate property partnerships, (ii) an increase in interest expense due primarily to higher interest rates and (iii) an increase in general and administrative expenses from the Company's growing business segments.

Real estate properties

                                                         Three Months Ended
                                                  -----------------------------
                                                   February 28,     February 29,
(In thousands)                                         2001            2000
                                                  -------------   -------------

Rental income                                     $      30,465          28,439
Equity in earnings of partnerships                        4,123           9,074
Gains on sales of real estate                             8,479           3,466
Management fees                                           1,098             339
                                                  -------------   -------------
   Total revenues                                        44,165          41,318
                                                  -------------   -------------

Cost of rental operations                                15,479          16,153
Other operating expenses (1)                              7,633           4,949
Minority interests                                            7            (296)
Depreciation                                              6,825           8,567
                                                  -------------   -------------
   Total operating expenses (1)                          29,944          29,373
                                                  -------------   -------------

   Operating earnings                             $      14,221          11,945
                                                  =============   =============

Balance Sheet data:

Operating properties and equipment, net           $     842,847       1,041,500
Land held for investment                                 41,465         107,120
Investments in and advances to partnerships             238,352         163,707
                                                  -------------   -------------
    Total segment assets                          $   1,122,664       1,312,327
                                                  =============   =============

(1) Operating expenses do not include interest expense.

Real estate properties include rental apartment communities (market-rate and affordable housing communities), office buildings, industrial/warehouse facilities, hotels, retail centers and land that the Company acquires and develops, redevelops or repositions. It also includes the Company's 50% interest in Lennar Land Partners ("LLP"), a partnership engaged in the acquisition, development and sale of land. Total revenues from real estate properties include rental income from operating properties, gains on sales of those properties, equity in earnings of partnerships that own and operate real estate properties and fees earned from managing those partnerships. Operating expenses include the direct costs of operating the real estate properties, the related depreciation and the overhead associated with managing the properties and partnerships.

Three months ended February 28, 2001 compared to three months ended February 29, 2000

Overall, operating earnings from real estate properties were $14.2 million for the quarter ended February 28, 2001 compared to $11.9 million for the same period in 2000. Gains on sales of real estate increased by 145% or $5.0 million and net operating income from the Company's real estate properties increased by 22% or $2.7 million. These increases were somewhat offset by a decrease in equity in earnings of partnerships and an increase in other operating expenses.

Total rental income increased to $30.5 million for the quarter ended February 28, 2001 from $28.4 million for the same period in 2000, reflecting the operating performance from the Company's growing stabilized real estate property portfolio. Cost of rental operations decreased slightly to $15.5 million for the quarter ended February 28, 2001 from $16.2 million for the same period in 2000.

Equity in earnings of partnerships decreased to $4.1 million for the quarter ended February 28, 2001 from $9.1 million for the same period in 2000. This decrease is partly due to lower earnings from LLP. Equity in earnings from LLP may vary from period to period depending on the timing of land sales. The decrease in equity in earnings is also due to an increase in the Company's affordable housing partnership investments. These partnerships typically generate pre-tax operating losses which are more than offset by the tax credits and benefits which directly reduce the Company's overall income taxes.

Other operating expenses, which represent an allocation of salary, professional and other administrative expenses, increased to $7.6 million for the quarter ended February 28, 2001 from $4.9 million for the same period in 2000. These increases were due to additional personnel and administrative costs necessary to support the growth in the overall real estate portfolio managed by the Company.

The net book value of market-rate operating properties and equipment, excluding affordable housing communities, at February 28, 2001 and the annualized net operating income for the three-month period ended on that date with regard to various types of property owned by the Company were as follows:

                                                                                 Annualized      Annualized
                                                                                Net Operating    NOI as a %
                                                 Net Book      Occupancy           Income       of Net Book
(In thousands, except percentages)                Value           Rate            (NOI) (1)        Value
                                              --------------- ------------- -- ---------------- -------------
Stabilized operating properties
        Commercial                            $       401,168      93%         $         54,963      14%
        Multi-family                                    2,494      98%                      425      17%
        Hotel                                          15,666      62%                    2,161      14%
                                              ---------------                  ---------------- -------------
                                                      419,328                            57,549      14%

Under development or repositioning
        Commercial                                    211,867                             7,844
        Multi-family                                   65,172                                 -
        Hotel                                          29,739                             1,124
                                              ---------------                  ----------------
                                                      306,778                             8,968
                                              ---------------                  ----------------


Furniture, fixtures and equipment                       7,339                                 -
                                              ---------------                  ----------------

Total  (2)                                    $       733,445                  $         66,517
                                              ===============                  ================

--------------------

(1)  Annualized NOI for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses during the quarter, multiplied by four.
(2)  Total market-rate operating properties and equipment, net, excluding affordable housing communities.

As of February 28, 2001, approximately 58% of the Company's market-rate operating properties, based on net book value, had reached stabilized occupancy levels and were yielding in total 14% on net book cost. The anticipated improvements in the earnings of the not yet stabilized market-rate operating properties are not expected to be recognized until future periods.

Pre-tax operating margins for the affordable housing communities, which qualify for Low-Income Housing Tax Credits, are generally lower than for market-rate rentals. However, the Company receives its desired yield from these investments after adding in (1) the impact of lower income taxes as a result of the tax credits and other related tax deductions and (2) profits from sales of tax credits to others.

The net investment in the Company's affordable housing communities at February 28, 2001 and the annualized yield on the stabilized affordable housing communities for the three-month period then ended, were as follows:

(In thousands, except percentages)

Net book value of apartment communities                             $   71,635
Investments in partnerships                                             45,413
Debt and other                                                         (45,585)
                                                                    -----------
  Net investment in stabilized apartment communities                    71,463
  Net investment in apartment communities under development             40,356
                                                                    -----------
          Net investment in affordable housing communities          $  111,819
                                                                    ===========
Stabilized apartment communities:
  Annualized NOI as a % of  net book value                                   9%
  Annualized adjusted NOI as a % of net book value (1)                      15%

-------------
(1) Annualized adjusted NOI includes the annualized effect of tax credits and other related tax deductions.

As of February 28, 2001, the Company had been awarded and held rights to over $209 million in gross tax credits, with approximately 64% relating to apartment communities that have not yet reached stabilized occupancy levels.

At the time of the acquisition of the Affordable Housing Group ("AHG") in 1998, the Company's strategy was to retain the tax credits generated through owning the partnership interests in the affordable housing communities and then use those credits to reduce the Company's overall effective tax rate. However, the demand for credits has since increased significantly and the Company found it could generate higher returns on its investment by selling the credits than by using them. The Company began to shift its strategy away from owning the partnership interests in the affordable housing communities toward syndicating such interests. The Company expects to generate fee income and gains in future years from such syndications. As a result, the Company expects its investment in affordable housing communities, as well as the amount of tax credits it holds and utilizes to reduce its tax rate, to decline during 2001.

Real estate loans

                                                          Three Months Ended
                                                     ---------------------------
                                                     February 28,   February 29,
(In thousands)                                           2001           2000
                                                     ------------   ------------

 Interest income                                     $    15,993          7,929
 Equity in earnings of partnerships                        1,373          6,974
 Management fees                                           2,419            221
 Other income                                                  7            191
                                                     ------------   ------------
   Total revenues                                         19,792         15,315
                                                     ------------   ------------

Operating expenses (1)                                     1,131          1,526
Minority interests                                           640            573
                                                     ------------   ------------
   Total operating expenses (1)                            1,771          2,099
                                                     ------------   ------------

   Operating earnings                                $    18,021         13,216
                                                     ============   ============

Balance sheet data:

Mortgage loans, net                                  $   240,399        157,581
Investments in and advances to partnerships               15,372         68,002
Other investments                                         52,413         50,040
                                                     ------------   ------------
     Total segment assets                            $   308,184        275,623
                                                     ============   ============

(1) Operating expenses do not include interest expense.

Real estate loans include the Company's direct investments in high yielding loans, as well as its domestic and foreign discount loan portfolio investments, owned primarily through partnerships, and related loan workout operations. Total revenues include interest income, equity in earnings of partnerships and management fees earned from those partnerships. Operating expenses include the overhead associated with servicing the loans and managing the partnerships.

Three months ended February 28, 2001 compared to three months ended February 29, 2000

Operating earnings from real estate loans increased to $18.0 million for the quarter ended February 28, 2001 from $13.2 million for the same period in 2000. This increase is primarily due to increased interest income and management fees partially offset by a decrease in equity in earnings of partnerships.

Interest income increased to $16.0 million for the quarter ended February 28, 2001 from $7.9 million for the same period in 2000. This increase was primarily due to additional investments in structured junior participations in high-quality short- to medium-term variable rate first mortgage real estate loans. These investments contributed approximately $7.0 million and $2.7 million to interest income in the quarters ended February 28, 2001 and February 29, 2000, respectively.

Equity in earnings of partnerships decreased to $1.4 million for the quarter ended February 28, 2001 from $7.0 million for the same period in 2000. This decrease is primarily due to the sale of the Company's interests in its Japanese discount loan portfolios in April 2000 and a decrease in earnings from the Company's domestic discount loan portfolios, as expected, due to the liquidation of most of the assets in the portfolios.

Management fees increased to $2.4 million for the quarter ended February 28, 2001 from $0.2 million for the same period in 2000, primarily due to fees earned from the disposition of assets in one of the domestic discount loan portfolios.

Operating expenses decreased to $1.1 million for the quarter ended February 28, 2001 from $1.5 million for the same period in 2000, primarily due to the sale of the Company's interests in its Japanese discount loan portfolios in April 2000, partially offset by increased general and administrative expenses to support the growth in the Company's mortgage loan portfolio.

Real estate securities

                                                                       Three Months Ended
                                                             ------------------------------------
                                                              February 28,         February 29,
(In thousands)                                                    2001                 2000
                                                             ----------------     ---------------
Interest income                                              $        30,191              25,865
Equity in earnings of partnerships                                    11,846               9,565
Management and servicing fees                                          5,659               3,199
Other, net                                                             (361)                   -
                                                             ----------------     ---------------
     Total revenues                                                   47,335              38,629
                                                             ----------------     ---------------

Operating expenses (1)                                                 3,377               2,396
Minority interests                                                       196                 208

                                                             ----------------     ---------------
     Total operating expenses (1)                                      3,573               2,604
                                                             ----------------     ---------------

     Operating earnings                                      $        43,762              36,025
                                                             ================     ===============

Balance sheet data:

Investment securities                                        $       790,853             505,929
Investments in and advances to partnerships                          103,050              96,968
Other investments                                                      8,000              23,745
                                                             ----------------     ---------------
     Total segment assets                                    $       901,903             626,642
                                                             ================     ===============

(1) Operating expenses do not include interest expense.

Real estate securities include unrated and non-investment grade rated subordinated CMBS which are collateralized by pools of mortgage loans on commercial and multi-family residential real estate properties. It also includes the Company's investment in Madison Square Company LLC ("Madison"), a limited liability company that invests in CMBS, as well as investments in entities in related businesses. Total revenues from real estate securities include interest income, equity in the earnings of Madison, gains on sales of securities, servicing fees from acting as special servicer for CMBS transactions and fees earned from managing Madison. Operating expenses include the overhead associated with managing the investments and Madison, and costs of the special servicing responsibilities.

Three months ended February 28, 2001 compared to three months ended February 29, 2000

Overall, operating earnings from real estate securities increased to $43.8 million for the quarter ended February 28, 2001 from $36.0 million for the same period in 2000. Earnings were higher primarily due to (i) increased interest income associated with the growth of the Company's CMBS portfolio, (ii) greater recognition of earnings due to actual CMBS performance continuing to exceed original expectations, (iii) increased equity in earnings from the Company's participation in Madison and (iv) an increase in servicing fees due to the growth of the Company's CMBS portfolio.

In recording CMBS interest income, the Company recognizes interest received plus the amortization of the difference between the carrying value and the face amount of the securities to achieve a level yield. To date, this has resulted in less recognition of interest income than interest received. The excess interest received is applied to reduce the Company's CMBS investment. The Company's initial and ongoing estimates of its returns on CMBS investments are based on a number of assumptions that are subject to certain business and economic conditions, the most significant of which is the timing and magnitude of credit losses on the underlying mortgages.

The Company has already begun to receive principal payments from some of its securities, and some have matured entirely. Actual loss experience to date, particularly for older transactions (3 to 7 years in age), is significantly lower than originally underwritten by the Company. Therefore, changes to original estimated yields have resulted, and the Company believes they should continue to result, in improved earnings from these transactions. The Company believes these improvements resulted from its success in managing and working out the underlying loans and strong real estate fundamentals. However, the positive experience on these older transactions will not necessarily translate into yield improvements on newer investments.

During the quarter ended February 28, 2001, the Company acquired $144.2 million face amount of CMBS for $81.4 million. The following is a summary of the CMBS portfolio held by the Company at February 28, 2001:

                                          Weighted                                 Weighted    Weighted
                                           Average                                 Average     Average
                           Face Amount    Interest      Book Value    % of Face      Cash        Book
                                            Rate                       Amount      Yield (1)   Yield (2)
                           ------------------------------------------------------------------------------
                                 (In thousands, except percentages)
Fixed-rate
  BB rated or above        $   327,114        7.09%     $   235,426        72.0%        9.9%       13.2%
  B rated                      474,918        6.61%         256,557        54.0%       12.2%       12.8%
  Unrated                      828,829        7.18%         190,141        22.9%       30.3%       28.4%
                           -------------------------    -------------------------------------------------
      Total                  1,630,861        7.00%         682,124        41.8%       16.5%       17.3%
Floating-rate/short-term
  BB rated or above        $    12,789        7.16%     $    10,893        85.2%        8.4%        8.5%
  B rated                       10,880        8.87%           9,247        85.0%       10.4%       10.3%
  Unrated                       64,285       14.73%          52,403        81.5%       18.0%        9.7%
                           -------------------------    -------------------------------------------------
      Total                     87,954       12.80%          72,543        82.5%       16.3%        9.6%
  Unrealized gains
    on securities                    -                       36,186
                           ------------                 ------------
Total
  CMBS                     $ 1,718,815        7.28%     $   790,853        46.0%       16.5%       16.6%
  portfolio (3)
                           ============                 ============
----------------------

(1) Cash yield is determined by annualizing the actual cash received during the month of February 2001, and dividing the result by the book value at February 28, 2001.
(2) Book yield is determined by annualizing the interest income for the month of February 2001, and dividing the result by the book value at February 28, 2001.
(3) This table excludes CMBS owned through non-consolidated partnerships.

Equity in earnings of partnerships primarily represents the Company's participation in Madison, which was formed in April 1999. The venture owns approximately $1.5 billion of real estate related securities. The Company's investment in the venture at February 28, 2001 was $103.1 million, representing a 25.8% ownership interest. In addition to its investment in the venture, the Company maintains a significant ongoing role in the venture, for which it earns fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services. Madison contributed $11.8 million of equity in earnings of partnerships to the real estate securities line of business for the quarter ended February 28, 2001 compared to $9.6 million for the same period in 2000.

Management and servicing fees increased to $5.7 million for the quarter ended February 28, 2001 from $3.2 million for the same period in 2000. This increase was primarily attributable to an increase in the number of CMBS mortgage pools (72 at February 28, 2001 versus 57 at February 29, 2000) for which the Company acts as special servicer.

Operating expenses increased to $3.4 million during the quarter ended February 28, 2001 compared to $2.4 million for the same period in 2000. This increase is primarily due to increased personnel and out-of-pocket expenses directly related to the growth of the Company's CMBS portfolio.

Corporate, Other, Interest and Income Tax Expenses

Three months ended February 28, 2001 compared to three months ended February 29, 2000

Corporate and other operating expenses increased to $5.6 million for the quarter ended February 28, 2001 from $5.0 million for the same period in 2000, primarily due to overall Company growth.

Interest expense increased to $30.1 million for the quarter ended February 28, 2001 from $26.6 million for the same period in 2000. This increase is primarily due to an increase in interest rates and to a lesser extent, a decrease in capitalized interest as a result of more operating properties leasing up.

Income tax expense increased to $14.3 million for the quarter ended February 28, 2001 from $8.1 million for the same period in 2000, primarily due to an increase in pre-tax earnings, and to a lesser extent, a lower level of Low Income Housing Tax Credits utilized. The Company's effective tax rate was 35% for the quarter ended February 28, 2001 compared to 27% for the same period in 2000.

2. LIQUIDITY AND FINANCIAL RESOURCES

Operating activities provided $19.9 million of cash for the quarter ended February 28, 2001 compared to cash used of $16.7 million for the same period in 2000. The increase in cash flow provided by operating activities was primarily due to a higher decrease in restricted cash of $16.2 million, an increase in accounts payable and accrued liabilities of $10.9 million and a decrease in mortgage loans held for sale of $9.9 million.

The Company used $33.4 million of cash for investing activities during the quarter ended February 28, 2001, compared to $19.9 million for the same period in 2000. The increase in net cash used was primarily due to more spending on CMBS of $41.2 million, more investments in and advances made to partnerships of $18.3 million and fewer proceeds received from principal collections of CMBS of $17.2 million. These increases were partially offset by less spending on operating properties of $43.9 million and more distributions from partnerships of $12.7 million.

Financing activities provided $38.1 million of cash during the quarter ended February 28, 2001 compared to $46.5 million for the same period in 2000. The overall decrease in cash provided by financing activities was primarily due to $159.6 million more of net repayments under the Company's repurchase agreements and revolving credit lines, offset by $123.1 million more of net borrowing activity under the Company's mortgage notes and other debts payable and $27.9 million less in purchases of treasury stock.

The Company continues to diversify its capital structure and to manage its debt position with a combination of short-, medium- and long-term financings with a goal of properly matching the maturities of its debt with the expected lives of its assets.

At February 28, 2001, the Company had over $800 million of available liquidity, which included approximately $650 million under credit facilities and cash, and approximately $150 million of committed project level term financing.

The Company has a $350 million unsecured revolving credit facility, which matures in July 2004 assuming a one-year extension option is exercised. At February 28, 2001, $0 was outstanding under this facility, although the Company had issued and outstanding $34.9 million of standby letters of credit utilizing the facility.

The Company has various secured revolving lines of credit with an aggregate commitment of $345.0 million, of which $162.3 million was outstanding at February 28, 2001. These lines are collateralized by CMBS and mortgage loans and mature through September 2005.

The Company has financed some of its purchases of CMBS under reverse repurchase obligation facilities ("repos"). The repo agreements contain provisions which may require the Company to repay amounts or post additional collateral prior to the scheduled maturity dates if the market values of the bonds which collateralize them significantly decline. At February 28, 2001, the Company had three repo lines through which it financed selected CMBS. The first facility had a commitment of $80.4 million, of which $49.9 million was outstanding, and is required to be paid in full by June 2004. The second facility had a commitment of $50.0 million of which $0 was outstanding. This facility matures in June 2002. The third facility is a $150 million non-recourse facility, which matures in March 2003, and had an outstanding balance of $107.9 million at February 28, 2001. Additionally, the Company has received seller financing in the form of term repos for six specific CMBS transactions. These agreements had an outstanding balance of $110.6 million at February 28, 2001 and expire through August 2004.

Because the Company borrows significant sums in connection with its activities, the Company could be adversely affected by reluctance of lenders to make loans to companies in real estate related businesses. Difficulty obtaining financing can reduce the Company's ability to take advantage of investment opportunities.

In February 2001, the Company issued $150 million of long-term unsecured senior subordinated notes, bringing the Company's total long-term unsecured senior subordinated notes to $450 million. The $150 million of notes bear interest at 10.5% and are due in January 2009. The Company used the proceeds from the issuance to pay down debt, primarily secured credit facilities, and for general corporate purposes.

At February 28, 2001, the Company had scheduled maturities on existing debt of $74.6 million through February 28, 2002, assuming the Company takes advantage of extensions which are exercisable at the Company's option. The Company's ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on its future performance, which to a certain extent, is subject to general economic, financial, competitive and other factors beyond the Company's control. The Company believes its availability under existing credit facilities, operating cash flow, unencumbered assets, and its ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet its working capital requirements, debt service and maturities and short- and long-term needs based upon currently anticipated levels of growth.

Approximately 62% of the Company's existing indebtedness bears interest at variable rates. However, most of the Company's investments generate interest or rental income at essentially fixed rates. The Company has entered into derivative financial instruments to manage its interest costs and hedge against risks associated with changing interest rates on its debt portfolio. At February 28, 2001, 38% of the Company's variable rate debt had been swapped to fixed rates and

41% was match-funded against floating rate assets. After considering the variable-rate debt that had been swapped or was match-funded, 13% of the Company's debt remained variable-rate and 87% of the debt was fixed-rate or match-funded. Therefore, a 100 basis point change in LIBOR would impact earnings per share by approximately 1.5% of the Company's 2001 earnings per share goal of $3.70 to $3.85.

The weighted average interest rate on outstanding debt, after giving consideration to the interest rate swap agreements mentioned above, at February 28, 2001 and February 29, 2000 was 8.2% and 7.9%, respectively.

In December 2000, the Company purchased 300,000 shares of its common stock, bringing the total purchases to date under the Company's buy-back program to 3,244,100 shares. This represents 59% of the Company's repurchase authorization and over 9% of the Company's total stock outstanding when the purchase program began. At the end of the quarter, the Company had 2,255,900 shares remaining under its repurchase program.

3. NEW ACCOUNTING PRONOUCEMENTS

The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, on December 1, 2000.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable to the Company beginning no later than the fourth quarter of the year ending November 30, 2001. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000, and replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures. SFAS No. 140 is effective for the fiscal year ended November 30, 2001, with restatement required for previous periods which are presented for comparative purposes. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not subject to any legal proceedings other than suits in the ordinary course of its business, most of which are covered by insurance. The Company believes these suits will not, in the aggregate, have a material adverse effect upon the Company.

Items 2-5. Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

                  (a)      Exhibits:

                           None

                  (b)      Reports on Form 8-K:

                           Reports on Form 8-K, dated February 6, 2001 and February 7, 2001, were filed by the registrant with respect to selected data furnished in accordance with Regulation FD under Item 9.

                           A report on Form 8-K, dated February 6, 2001, was filed by the registrant under Item 5 with respect to the issuance of a press release containing financial information as of November 30, 2000.

                           Reports on Form 8-K, dated February 15, 2001 and February 23, 2001, were filed by the registrant under
                           Item 7 with respect to certain documents filed relating to the issuance of long-term unsecured senior subordinated notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

             Signature and Title                                       Date
             -------------------                                       ----

/s/    Shelly Rubin                                               April 16, 2001
----------------------------------
Shelly Rubin
Chief Financial Officer (Principal
Financial Officer)