Form 10-Q
period 2001-05-31
LNR PROPERTY CORP
filed 2001-07-16
CIK 1043044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended May 31, 2001

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

       Registrant's telephone number, including area code (305) 485-2000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X      NO
                                               ---        ---

Common shares outstanding as of the end of the current fiscal quarter:

    Common               24,372,357
    Class B Common        9,998,280

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                                           (unaudited)
(In thousands, except per share amounts)                                                     May 31,          November 30,
                                                                                               2001               2000
                                                                                          ------------       ------------
                                    Assets
                                    ------

Cash and cash equivalents                                                                $      18,046              1,986
Restricted cash                                                                                 95,219             85,282
Investment securities                                                                          803,993            696,402
Mortgage loans, net                                                                            272,419            243,987
Operating properties and equipment, net                                                        786,484            818,486
Land held for investment                                                                        41,607             52,969
Investments in and advances to partnerships                                                    362,703            353,975
Other assets                                                                                   117,084             95,769
                                                                                          ------------       ------------
            Total assets                                                                 $   2,497,555          2,348,856
                                                                                          ============       ============

                       Liabilities and Stockholders' Equity
                       ------------------------------------

Liabilities
      Accounts payable and other liabilities                                             $     148,202            136,546
      Mortgage notes and other debts payable                                                 1,477,166          1,404,374
                                                                                          ------------       ------------
            Total liabilities                                                                1,625,368          1,540,920
                                                                                          ------------       ------------

Minority interests                                                                              28,645             29,492
                                                                                          ------------       ------------

Stockholders' equity
      Common stock, $.10 par value, 150,000 shares authorized, 24,372 and                        2,437              2,422
      24,215 shares issued and outstanding in 2001 and 2000, respectively
      Class B common stock, $.10 par value, 40,000 shares authorized, 9,998                      1,000              1,000
      and 9,999 shares issued and outstanding in 2001 and 2000, respectively
      Additional paid-in capital                                                               513,700            516,516
      Retained earnings                                                                        334,671            272,772
      Unamortized value of restricted stock grants                                             (11,872)            (13,195)
      Accumulated other comprehensive earnings (loss)                                            3,606             (1,071)
                                                                                          ------------       ------------
            Total stockholders' equity                                                         843,542            778,444
                                                                                          ------------       ------------

            Total liabilities and stockholders' equity                                   $   2,497,555          2,348,856
                                                                                          ============       ============

See accompanying notes to unaudited consolidated condensed financial statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS


                                                                    (Unaudited)                           (Unaudited)
                                                                Three Months Ended                      Six Months Ended
                                                                      May 31,                                May 31,
                                                          ------------------------------         -----------------------------
(In thousands, except per share amounts)                      2001               2000                2001              2000
                                                          -----------        -----------         -----------       -----------
Revenues
      Rental income                                      $     29,512             34,606              59,977            63,045
      Equity in earnings of partnerships                       12,159             25,649              29,501            51,262
      Interest income                                          44,920             35,224              91,104            69,018
      Gains on sales of:
          Real estate                                          35,392                293              43,871             3,759
          Partnership interests                                     -             23,166                   -            23,166
      Management and servicing fees                             8,264              6,407              17,440            10,166
      Other, net                                                 (250)                59                (604)              250
                                                          -----------        -----------         -----------       -----------
                Total revenues                                129,997            125,404             241,289           220,666
                                                          -----------        -----------         -----------       -----------

Costs and expenses
      Cost of rental operations                                15,022             20,251              30,501            36,404
      General and administrative                               18,955             16,503              36,702            30,349
      Depreciation                                              6,549              8,638              13,374            17,205
      Minority interests                                          849                324               1,692               809
                                                          -----------        -----------         -----------       -----------
                Total costs and expenses                       41,375             45,716              82,269            84,767
                                                          -----------        -----------         -----------       -----------

Operating earnings                                             88,622             79,688             159,020           135,899
Interest expense                                               29,136             29,773              59,285            56,348
                                                          -----------        -----------         -----------       -----------

Earnings before income taxes                                   59,486             49,915              99,735            79,551
                                                          -----------        -----------         -----------       -----------

Income taxes                                                   21,112             16,570              35,396            24,661
                                                          -----------        -----------         -----------       -----------
Net earnings                                             $     38,374             33,345              64,339            54,890
                                                          ===========        ===========         ===========       ===========

Weighted average shares outstanding:
     Basic                                                     33,356             33,326              33,232            33,589
                                                          ===========        ===========         ===========       ===========
     Diluted                                                   34,895             34,906              34,825            34,811
                                                          ===========        ===========         ===========       ===========

Net earnings per share:
     Basic                                              $        1.15               1.00                1.94              1.63
                                                          ===========        ===========         ===========       ===========
     Diluted                                            $        1.10               0.96                1.85              1.58
                                                          ===========        ===========         ===========       ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                   LNR PROPERTY CORPORATION AND SUBSUDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

                                                                                 (Unaudited)                  (Unaudited)
                                                                            Three Months Ended             Six Months Ended
                                                                                   May 31,                      May 31,
                                                                           ----------------------       ----------------------
(In thousands)                                                                2001         2000            2001         2000
                                                                           ---------    ---------       ---------    ---------
Net earnings                                                              $   38,374       33,345          64,339       54,890
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net and other        (3,744)       3,133           4,428       (2,991)
Unrealized loss on hedging activities                                           (660)           -          (3,869)           -
Transition adjustment related to accounting for derivative financial
  instruments and hedging activities                                               -            -           4,118            -
Less:  reclassification adjustment for gains included in net earnings              -       (5,748)              -       (5,767)
                                                                           ---------    ---------       ---------    ---------
       Other comprehensive earnings (loss)                                    (4,404)      (2,615)          4,677       (8,758)
                                                                           ---------    ---------       ---------    ---------
Comprehensive earnings                                                    $   33,970       30,730          69,016       46,132
                                                                           =========    =========       =========    =========

See accompanying notes to unaudited consolidated condensed financial statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                         (Unaudited)
                                                                                                      Six Months Ended
                                                                                                           May 31,
                                                                                                 ----------------------------
(In thousands)                                                                                       2001            2000
                                                                                                 ------------    ------------
Cash flows from operating activities:
   Net earnings                                                                                  $     64,339          54,890
   Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Depreciation                                                                                      13,374          17,205
     Minority interests                                                                                 1,692             809
     Amortization of discount on CMBS, mortgage loans and other                                       (21,037)        (13,209)
     Gains on sales of real estate                                                                    (43,871)         (3,759)
     Gains on sales of partnership interests                                                                -         (23,166)
     Equity in earnings of partnerships                                                               (29,501)        (51,262)
     Losses on hedging activities                                                                         652               -
     Changes in assets and liabilities:
        (Increase) decrease in restricted cash                                                         (9,983)         17,993
        Increase in other assets and deferred taxes                                                   (19,563)        (25,316)
        Decrease in mortgage loans held for sale                                                       12,773          46,390
        Increase (decrease) in accounts payable and accrued liabilities                                   527          18,259
                                                                                                 ------------    ------------
                Net cash provided by (used in) operating activities                                   (30,598)         38,834
                                                                                                 ------------    ------------
Cash flows from investing activities:
   Operating properties and equipment
     Additions                                                                                        (86,773)       (167,421)
     Sales                                                                                            110,254          13,455
   Land held for investment
     Additions                                                                                         (3,700)        (11,919)
     Sales                                                                                             23,112           6,994
   Investments in and advances to partnerships                                                        (46,923)        (30,494)
   Distributions from partnerships                                                                     66,743          53,928
   Proceeds from sales of partnership interests                                                             -          74,731
   Purchase of mortgage loans held for investment                                                     (15,680)        (27,046)
   Proceeds from mortgage loans held for investment                                                    21,393             458
   Purchase of investment securities                                                                  (89,173)        (42,937)
   Proceeds from principal collections on investment securities                                        35,912          47,040
   Interest received on CMBS in excess of income recognized                                            11,766           7,344
   Syndication of affordable housing communities                                                       15,198           9,447
                                                                                                 ------------    ------------
              Net cash provided by (used in) investing activities                                      42,129         (66,420)
                                                                                                 ------------    ------------
Cash flows from financing activities:
   Proceeds from stock option exercises                                                                 1,470             182
   Purchase of treasury stock                                                                          (6,150)        (34,064)
   Payment of dividends                                                                                  (829)           (821)
   Net payments under repurchase agreements and revolving credit lines                               (199,954)        (69,127)
   Mortgage notes and other debts payable:
    Proceeds from borrowings                                                                          290,325         154,029
    Principal payments                                                                                (80,333)        (17,065)
                                                                                                 ------------    ------------
                Net cash provided by financing activities                                               4,529          33,134
                                                                                                 ------------    ------------
   Net increase in cash and cash equivalents                                                           16,060           5,548
   Cash and cash equivalents at beginning of period                                                     1,986           8,587
                                                                                                 ------------    ------------
   Cash and cash equivalents at end of period                                                    $     18,046          14,135
                                                                                                 ============    ============
                                                                                                                      (Continued)

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Continued

                                                                                                         (Unaudited)
                                                                                                      Six Months Ended
                                                                                                           May 31,
                                                                                                 ----------------------------
(In thousands)                                                                                       2001            2000
                                                                                                 ------------    ------------
      Supplemental disclosure of non-cash investing and financing activities:
         Purchases of investment securities financed by seller                                   $     28,508          27,906
         Purchases of mortgage loans financed by seller                                          $     40,224          80,220
         Grant of restricted stock                                                               $        268           9,649

      Supplemental disclosure of non-cash transfers:
         Transfer of land held for investment to operating properties                            $      2,323          17,629
         Transfer of certain assets and liabilities to investments in partnerships               $          -          10,617

      Syndications of affordable housing communities:
         Proceeds from sales of partnership interests                                            $     15,198           9,447
         Basis in partnership interests                                                                11,804           8,127
                                                                                                 ------------    ------------
              Cash gain from syndications                                                        $      3,394           1,320
                                                                                                 ------------    ------------
              Net gain reflected in gains on sales of real estate                                $      3,088               -
                                                                                                 ------------    ------------

See accompanying notes to unaudited consolidated condensed financial statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

        Notes to Unaudited Consolidated Condensed Financial Statements

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

2.  Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded as either an asset or liability on the balance sheet at their fair value, and that changes in the fair value be recognized currently in earnings unless specified criteria are met. This statement was effective for fiscal quarters of fiscal years beginning after
June 15, 1999.   SFAS No. 137, "Accounting for Derivative Instruments and
Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" extended the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company adopted the provisions of these standards on December 1, 2000. In accordance with these standards, the Company carries all derivative instruments in the balance sheet at fair value. At May 31, 2001, the Company has a derivative liability of $14.3 million which is included in accounts payable and other liabilities in the Consolidated Condensed Balance Sheet. Periods prior to December 1, 2000 have not been restated. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.

Hedging Objectives and Strategies

With regard to risk management in general, and interest rate risk in particular, the Company's fundamental philosophy is centered on a desire to tolerate only a relatively small amount of risk. The Company has an interest rate risk management policy with the objective of: (1) managing its interest costs and (2) reducing the impact of unpredictable changes in asset values related to movements in interest rates on the Company's available-for-sale securities. To meet these

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

        Notes to Unaudited Consolidated Condensed Financial Statements

objectives, the Company employs hedging strategies to limit the effects of changes in interest rates on its operating income and cash flows and on the value of its available-for-sale securities.

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

The Company periodically enters into derivative financial arrangements, primarily interest rate swap agreements, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively change the variable-rate cash flows on debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. At May 31, 2001, the Company had 16 such interest rate swap agreements with a notional amount of $322.2 million, which mature through February 2004.

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

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

        Notes to Unaudited Consolidated Condensed Financial Statements

Interest expense for the quarter and six months ended May 31, 2001 includes no net gains or losses representing cash flow hedge ineffectiveness arising from differences between the critical terms of interest rate swap agreements and the hedged debt obligations, since the terms of the Company's swap agreements and debt obligations are matched.

Fair Value Hedging Instruments

To manage the risk associated with unpredictable changes in asset values related to the effect of movements in interest rates on the Company's fixed-rate available-for-sale securities, the Company periodically uses derivative financial instruments, primarily interest rate swap agreements. Under the terms of these swap agreements, the Company receives variable interest rate payments and makes fixed interest rate payments. At May 31, 2001, the Company had three such interest rate swap agreements with a notional amount of $189.0 million, which mature through December 2011.

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

The Company recorded a loss of $0.3 million and $0.7 million, respectively, for hedge ineffectiveness during the three-month and six-month periods ended May 31, 2001. These amounts are included in other revenue, net in the Consolidated Condensed Statement of Earnings.

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

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

        Notes to Unaudited Consolidated Condensed Financial Statements

The Company believes that its revenue recognition policies conform to SAB No.
101.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000, and replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after March 31, 2001, and is effective for disclosures relating to securitizations and other transfers of financial assets and collateral for the fiscal year ended November 30, 2001. Disclosures about securitizations and other transfers of financial assets and collateral need not be reported for prior periods presented for comparative purposes. The adoption of SFAS No. 140 insofar as it relates to accounting for transfers and servicing of financial assets and extinguishments of liabilities has not had a material effect on the Company's results of operations or financial position. The adoption of SFAS No. 140 insofar as it relates to disclosures relating to securitizations and other transfers of financial assets and collateral is not expected to have a material effect on the Company's results of operations or financial position.

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

OVERVIEW

LNR Property Corporation (together with its subsidiaries, the "Company") is a real estate investment, finance and management company. The Company engages primarily in (i) acquiring, developing, managing and repositioning commercial and multi-family residential real estate, (ii) investing in high yielding real estate loans and purchasing at a discount portfolios of loans backed by real estate, and (iii) investing in unrated and non-investment grade rated commercial mortgage-backed securities ("CMBS") as to which the Company has the right to be special servicer (i.e., to oversee workouts of underperforming and non-performing loans).

1.  RESULTS OF OPERATIONS

The following discussion and analysis presents the significant changes in results of operations of the Company for the three months and six months ended May 31, 2001 and 2000 after allocating among the core business segments certain non-corporate general and administrative expenses. The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto.

                                                        Three Months Ended                      Six Months Ended
                                                             May  31,                               May 31,
                                                --------------------------------      ---------------------------------
(In thousands)                                      2001               2000               2001                2000
                                                -------------      -------------      -------------      --------------

Revenues
   Real estate properties                       $      67,419             45,638            111,584              86,956
   Real estate loans                                   11,581             36,300             31,373              51,615
   Real estate securities                              50,997             43,466             98,332              82,095
                                                -------------      -------------      -------------      --------------
Total revenues                                        129,997            125,404            241,289             220,666
                                                -------------      -------------      -------------      --------------

Operating expenses
   Real estate properties                              29,816             33,567             59,760              62,940
   Real estate loans                                    1,917              2,715              3,688               4,814
   Real estate securities                               4,034              2,933              7,607               5,537
   Corporate and other                                  5,608              6,501             11,214              11,476
                                                -------------      -------------      -------------      --------------
Total operating expenses                               41,375             45,716             82,269              84,767
                                                -------------      -------------      -------------      --------------

Operating earnings
   Real estate properties                              37,603             12,071             51,824              24,016
   Real estate loans                                    9,664             33,585             27,685              46,801
   Real estate securities                              46,963             40,533             90,725              76,558
   Corporate and other                                 (5,608)            (6,501)           (11,214)            (11,476)
                                                -------------      -------------      -------------      --------------
Total operating earnings                               88,622             79,688            159,020             135,899
Interest expense                                       29,136             29,773             59,285              56,348
Income tax expense                                     21,112             16,570             35,396              24,661
                                                -------------      -------------      -------------      --------------
Net earnings                                    $      38,374             33,345             64,339              54,890
                                                =============      =============      =============      ==============



Three months and six months ended May 31, 2001 compared to three months and six months ended May 31, 2000

The Company reported net earnings of $38.4 million and $64.3 million for the three- and six-month periods ended May 31, 2001, respectively, compared to $33.3 million and $54.9 million for the same periods in 2000. The year-over-year improvements in net earnings are primarily attributable to (i) an increase in gains on sales of real estate, (ii) an increase in interest income and servicing fees derived from the Company's growing CMBS portfolio and (iii) an increase in interest income from a growing portfolio of high-yielding loans. These increases were offset somewhat by (i) a decrease in gains on sales of partnerships interests due to the sale of the Company's investment interests in its Japanese discount loan portfolios in April of 2000, (ii) a decrease in equity in earnings of partnerships due primarily to the sale of the Company's Japanese loan portfolios, lower earnings from the Company's real estate property partnerships and lower earnings from the Company's domestic discount loan portfolios and
(iii) an increase in general and administrative expenses from the Company's growing businesses.

Real estate properties

                                                  Three Months Ended                         Six Months Ended
                                                       May 31,                                   May 31,
                                        -----------------------------------       -----------------------------------
(In thousands)                               2001                2000                  2001                2000
                                        ---------------     ---------------       ---------------     ---------------

Rental income                           $        29,512              34,606                59,977              63,045
Equity in earnings of partnerships                1,478               7,271                 5,601              16,345
Gains on sales of real estate                    35,392                 293                43,871               3,759
Gains on sales of partnership
 interests                                            -               2,830                     -               2,830
Management fees                                   1,037                 638                 2,135                 977
                                        ---------------     ---------------       ---------------     ---------------
   Total revenues                                67,419              45,638               111,584              86,956
                                        ---------------     ---------------       ---------------     ---------------

Cost of rental operations                        15,022              20,251                30,501              36,404
Other operating expenses                          8,220               5,247                15,853              10,196
Minority interests                                   25                (569)                   32                (865)
Depreciation                                      6,549               8,638                13,374              17,205
                                        ---------------     ---------------       ---------------     ---------------
   Total operating expenses (1)                  29,816              33,567                59,760              62,940
                                        ---------------     ---------------       ---------------     ---------------
   Operating earnings                   $        37,603              12,071                51,824              24,016
                                        ===============     ===============       ===============     ===============

Balance sheet data:

Operating properties and
 equipment, net                         $       786,484           1,100,740               786,484           1,100,740
Land held for investment                         41,607             113,187                41,607             113,187
Investments in and advances to
 partnerships                                   245,797             168,881               245,797             168,881
                                        ---------------     ---------------       ---------------     ---------------
  Total segment assets                  $     1,073,888           1,382,808             1,073,888           1,382,808
                                        ===============     ===============       ===============     ===============

(1) Operating expenses do not include interest expense.

Real estate properties include rental apartment communities (market-rate and affordable housing communities), office buildings, industrial/warehouse facilities, hotels, retail centers and land that the Company acquires and develops, redevelops or repositions. These properties may be wholly owned or owned through a partnership that is either consolidated or reflected as an investment in partnership. Real estate properties also include the Company's 50% interest in Lennar Land Partners ("LLP"), a partnership engaged in the acquisition, development and sale of land. Total revenues from real estate properties include rental income from operating properties, equity in earnings of partnerships that own and operate real estate properties, gains on sales of the properties and the partnership interests and fees earned from managing the partnerships. Operating expenses include the direct costs of operating the real estate properties, the related depreciation and the overhead associated with managing the properties and partnerships.

Three months and six months ended May 31, 2001 compared to three months and six months ended May 31, 2000

Overall, operating earnings from real estate properties were $37.6 million and $51.8 million for the three-month period and six-month periods ended May 31, 2001, respectively, compared to $12.1 million and $24.0 million for the same periods in 2000. This growth in operating earnings from real estate properties is primarily due to higher gains on sales of real estate, partially offset by a decrease in equity in earnings and gains on sales of partnerships, and an increase in other operating expenses.

Gains on sales of real estate increased by $35.1 million and $40.1 million for the three-month and six-month periods ended May 31, 2001, respectively, over the same periods in 2000, reflecting a significant increase in real estate property sales activity during 2001. For the three-month and six-month periods ended May 31, 2001, respectively, compared to the same periods in 2000, $32.0 million and $31.4 million of these increases were from the sale of stabilized market rate operating properties, $2.9 million and $2.0 million of these increases were from the Company's low income housing tax credit syndication program and the rest of the increases were from sales of land.

Recurring income in the real estate property segment (net rents and fees including the Company's pro-rata share of net rents and fees from properties owned through partnerships that are reflected as investments in partnerships), increased to $22.2 million and $44.6 million for the three- and six-month periods ended May 31, 2001, respectively, from $16.9 million and $32.7 million for the same periods in 2000. Recurring income grew despite increased property sale activity, reflecting the Company's success in leasing up newly developed and repositioned properties. At May 31, 2001, approximately 58% of the Company's consolidated properties were still undergoing development or repositioning. Most of that development pipeline is pre-leased and should add to net operating income and cash flow as the properties are completed and tenants move in.

Equity in earnings of partnerships decreased to $1.5 million and $5.6 million for the three- and six-month periods ended May 31, 2001, respectively, from $7.3 million and $16.3 million for the same periods in 2000. This decrease is partly due to lower earnings from LLP. Equity in earnings from LLP may vary from period to period depending on the timing of housing starts. The Company expects these earnings to pick up significantly in the second half of the year. The decrease in equity in earnings is also due to an increase in the Company's stabilized affordable housing partnership investments. These partnerships typically generate pre-tax operating losses which are more than offset by the tax credits and benefits which directly reduce the Company's overall income taxes.

Gains on sales of partnership interests decreased $2.8 million for the three-and six-month periods ended May 31, 2001 compared to the same periods in 2000 due to the sale of the Company's interest in a single-asset partnership in the second quarter of 2000.

Other operating expenses, which represent an allocation of salary, professional and other administrative expenses, increased to $8.2 million and $15.9 million for the three- and six-month periods ended May 31, 2001, respectively, from $5.2 million and $10.2 million for the same periods in 2000. These increases were due to additional personnel and administrative costs necessary to support the growth in the overall real estate portfolio managed by the Company.

The net book value of market-rate operating properties and equipment, excluding affordable housing communities, at May 31, 2001 and the annualized net operating income for the six-month period ended on that date with regard to various types of property owned by the Company were as follows:

                                                                      Annualized     Annualized
                                                                         Net         NOI as a %
                                                                      Operating        of Net
                                             Net Book     Occupancy     Income          Book
(In thousands, except percentages)             Value        Rate      (NOI) (1)        Value
                                            ---------------------------------------------------
Stabilized operating properties
         Office                             $ 160,706        95%      $  22,845         14%
         Retail                                29,773        93%          4,040         14%
         Industrial / Warehouse                49,911       100%          6,613         13%
         Ground Leases                         18,951       100%          2,945         16%
                                            -----------------------   -------------------------
                Commercial                    259,341        98%         36,443         14%
         Hotel                                 15,640        65%          1,932         12%
                                            -----------               -------------------------
                                              274,981                    38,375         14%

Under development or repositioning
         Office                               268,174                    12,273
         Retail                                30,188                     1,991
         Industrial / Warehouse                11,671                         -
                                            -----------               -----------
                Commercial                    310,033                    14,264
         Multi-family                          72,661                         -
         Hotel                                 29,593                         -
                                            -----------               -----------
                                              412,287                    14,264
                                            -----------               -----------

Furniture, fixtures and equipment               7,228                         -
                                            -----------               -----------
Total  (2)                                  $ 694,496                 $  52,639
                                            ===========               ===========

____________________
(1) Annualized NOI for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses during the six-month period ended May 31, 2001, multiplied by two.
(2) Total market-rate operating properties and equipment, net, excluding affordable housing communities.

As of May 31, 2001, approximately 40% of the Company's market-rate operating properties, based on net book value, had reached stabilized occupancy levels and were yielding in total 14% on net book cost. The anticipated improvements in the earnings of the not yet stabilized market-rate operating properties are not expected to be recognized until future periods.

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

The net investment in the Company's affordable housing communities at May 31, 2001 and the annualized yield on the stabilized affordable housing communities for the six-month period then ended, were as follows:


(In thousands, except percentages)

Net book value of apartment communities                          $    51,670
Investments in partnerships                                           46,644
Debt and other                                                       (35,027)
                                                                 -----------
  Net investment in stabilized apartment communities                  63,287

  Net investment in apartment communities under development           40,661
                                                                 -----------
          Net investment in affordable housing communities       $   103,948
                                                                 ===========

Stabilized apartment communities:
  Annualized NOI as a % of  net book value                                11%
  Annualized adjusted NOI as a % of net book value (1)                    17%

_____________
(1) Annualized adjusted NOI includes the annualized effect of tax credits and other related tax deductions.

As of May 31, 2001, the Company had been awarded and held rights to over $205 million in gross tax credits, with approximately 68% relating to apartment communities that have not yet reached stabilized occupancy levels.

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

Real estate loans

                                                  Three Months Ended                        Six Months Ended
                                                       May 31,                                   May 31,
                                        ------------------------------------      -----------------------------------
(In thousands)                               2001                 2000                 2001                2000
                                        ---------------      ---------------      ---------------     ---------------
Interest income                         $        11,368                8,902               27,361              16,831
Equity in earnings of partnerships                 (185)               6,732                1,188              13,706
Gains on sales of partnership
 interests                                            -               20,336                    -              20,336
Management fees                                     357                  271                2,776                 492
Other income                                         41                   59                   48                 250
                                        ---------------      ---------------      ---------------     ---------------
   Total revenues                                11,581               36,300               31,373              51,615
                                        ---------------      ---------------      ---------------     ---------------
Operating expenses (1)                            1,325                2,086                2,456               3,612
Minority interests                                  592                  629                1,232               1,202
                                        ---------------      ---------------      ---------------     ---------------
   Total operating expenses                       1,917                2,715                3,688               4,814
                                        ---------------      ---------------      ---------------     ---------------
   Operating earnings                   $         9,664               33,585               27,685              46,801
                                        ===============      ===============      ===============     ===============

Balance sheet data:

Mortgage loans, net                     $       272,419              213,306              272,419             213,306
Other investments                                52,348               50,093               52,348              50,093
Investments in and advances to
 partnerships                                    14,015               15,167               14,015              15,167
                                        ---------------      ---------------      ---------------     ---------------
   Total segment assets                 $       338,782              278,566              338,782             278,566
                                        ===============      ===============      ===============     ===============

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

Three months and six months ended May 31, 2001 compared to three months and six months ended May 31, 2000

Operating earnings from real estate loans were $9.7 million and $27.7 million for the three- and six-month periods ended May 31, 2001, respectively, compared to $33.6 million and $46.8 million for the same periods in 2000. The decrease was because LNR sold its investment interests in its Japanese discount loan portfolios in 2000, and therefore had no earnings or gains from its discount loan portfolio investment business in the 2001 period.

Interest income increased to $11.4 million and $27.4 million for the three- and six-month periods ended May 31, 2001, respectively, from $8.9 million and $16.8 million for the same periods in 2000. Interest income includes interest earned on investments in structured junior participations in high-quality short- to medium-term variable rate first mortgage real estate loans. During the second quarter of 2001, the Company funded three of these investments for $55.9 million and one investment paid off in full, bringing the total investment at May 31, 2001 to $251.3 million. These investments contributed approximately $6.6 million and $13.5 million to interest income for the three-and six-month periods ended May 31, 2001, respectively, compared to $5.7 million and $8.4 million for the comparable periods in 2000. For the six-month period ended May 31, 2001, interest income also included $4.2 million from the early payoff of a discounted mortgage loan in the first quarter of 2001.

Equity in earnings of partnerships decreased $6.9 million and $12.5 million for the three- and six-month periods ending May 31, 2001, respectively, compared to the same periods in 2000. This decrease is primarily due to earnings recognized from the Company's Japanese discount loan portfolios prior to their sale in April 2000 and a decrease in earnings from the Company's domestic discount loan portfolios, as expected, due to the liquidation of most of the assets in those portfolios.

Gains on sales of partnership interests of $20.3 million for the three- and six-months periods ended May 31, 2000 represents the gain on sale of the Company's investment interests in its Japanese discount loan portfolios.

Management fees increased slightly to $0.4 million for the three-month period ended May 31, 2001 and increased to $2.8 million for the six-month period ended May 31, 2001 compared to $0.3 million and $0.5 million for the same periods in 2000. The increase in the six-month period was primarily due to fees earned from the disposition of assets in one of the domestic discount loan portfolios.

Operating expenses decreased to $1.3 million and $2.5 million for the three- and six-month periods ended May 31, 2001, respectively, from $2.1 million and $3.6 million for the same periods in 2000, primarily due to the sale of the Company's interests in its Japanese discount loan portfolios in April 2000, partially offset by increased general and administrative expenses to support the growth in the Company's mortgage loan portfolio.

Real estate securities

                                                  Three Months Ended                         Six Months Ended
                                                       May 31,                                   May 31,
                                        ------------------------------------      ------------------------------------
(In thousands)                               2001                 2000                 2001                 2000
                                        ---------------      ---------------      ---------------      ---------------

Interest income                         $        33,552               26,322               63,743               52,187
Equity in earnings of partnerships               10,866               11,646               22,712               21,211
Management and servicing fees                     6,870                5,498               12,529                8,697
Other, net                                         (291)                   -                 (652)                   -
                                        ---------------      ---------------      ---------------      ---------------
   Total revenues                                50,997               43,466               98,332               82,095
                                        ---------------      ---------------      ---------------      ---------------
Operating expenses                                3,802                2,669                7,179                5,065
Minority interests                                  232                  264                  428                  472
                                        ---------------      ---------------      ---------------      ---------------
   Total operating expenses (1)                   4,034                2,933                7,607                5,537
                                        ---------------      ---------------      ---------------      ---------------
   Operating earnings                   $        46,963               40,533               90,725               76,558
                                        ===============      ===============      ===============      ===============

Balance sheet data:

Investment securities                   $       803,993              535,729              803,993              535,729
Investments in and advances to
 partnerships                                   102,892              105,994              102,892              105,994
Other investments                                13,143               26,787               13,143               26,787
                                        ---------------      ---------------      ---------------      ---------------
  Total segment assets                  $       920,028              668,510              920,028              668,510
                                        ===============      ===============      ===============      ===============

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

Three months and six months ended May 31, 2001 compared to three months and six months ended May 31, 2000

Overall, operating earnings from real estate securities increased to $47.0 million and $90.7 million for the three- and six-month periods ended May 31, 2001, respectively, from $40.5 million and $76.6 million for the same periods in 2000. Earnings were higher primarily due to (i) increased interest income resulting from the growth of the Company's CMBS portfolio, (ii) greater recognition of earnings due to actual CMBS performance continuing to exceed original expectations and (iii) an increase in servicing fees due to the growth of the Company's CMBS portfolio. These increases were partially offset by higher operating expenses.

In recording CMBS interest income, the Company recognizes interest received plus the amortization of the difference between the carrying value and the face amount of the securities to achieve a level yield. To date, this has resulted in less recognition of interest income than interest received. The excess interest received is applied to reduce the Company's CMBS investment. The Company's initial and ongoing estimates of its returns on CMBS investments are based on a number of assumptions that are subject to various business and economic conditions, the most significant of which is the timing and magnitude of credit losses on the underlying mortgages.

The Company has already begun to receive principal payments from some of its securities, and some have matured entirely. Actual loss experience to date, particularly for older transactions (3 to 8 years in age), is significantly lower than originally underwritten by the Company. Therefore, changes to original estimated yields have resulted, and the Company believes they should continue to result, in improved earnings from these transactions. The Company believes these improvements resulted from its success in managing and working out the underlying loans and strong real estate fundamentals. However, the positive experience on these older transactions will not necessarily translate into yield improvements on newer investments.

During the quarter ended May 31, 2001, the Company acquired $56.4 million face amount of fixed-rate CMBS for $25.9 million and $12.0 million face amount of short-term floating-rate CMBS for $10.6 million. The following is a summary of the CMBS portfolio held by the Company at May 31, 2001:


                                       Weighted                         Weighted      Weighted
                                       Average                          Average       Average
                            Face       Interest    Book     % of Face    Cash          Book
                            Amount       Rate      Value     Amount     Yield (1)    Yield (2)
                          ---------------------------------------------------------------------
                                          (In  thousands, except percentages)
Fixed-rate
  BB rated or above       $  303,582     7.03%    $219,630    72.3%        9.7%        13.7%
  B rated                    516,555     6.61%     280,771    54.4%       12.2%        12.8%
  Unrated                    843,609     7.15%     196,788    23.3%       28.5%        31.6%
                          --------------------    ---------------------------------------------
    Total                  1,663,746     6.96%     697,189    41.9%       16.0%        18.3%
Floating-rate/short-
 term
  BB rated or above        $  12,789     6.30%    $ 11,105    86.8%        7.3%        15.1%
  B rated                     10,880     7.52%       9,247    85.0%        8.9%         9.1%
  Unrated                     74,157    11.55%      59,991    80.9%       14.3%         9.9%
                          --------------------    ---------------------------------------------
    Total                     97,826    10.42%      80,343    82.1%       12.7%        10.5%
  Unrealized gains on
   securities                      -                26,461
                          ----------              --------
Total CMBS
 portfolio (3)            $1,761,572     7.17%    $803,993    45.6%       15.1%        17.0%
                          ==========              ========

______________________
(1) Cash yield is determined by annualizing the actual cash received during the month of May 2001, and dividing the result by the book value at May 31, 2001.
(2) Book yield is determined by annualizing the interest income for the month of May 2001, and dividing the result by the book value at May 31, 2001.
(3) This table excludes CMBS owned through non-consolidated partnerships.

Equity in earnings of partnerships primarily represents the Company's participation in Madison, which was formed in April 1999. The venture owns approximately $1.5 billion of real estate related securities. The Company's investment in the venture at May 31, 2001 was $102.9 million, representing a 25.8% ownership interest. In addition to its investment in the venture, the Company maintains a significant ongoing role in the venture, for which it earns fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services. Madison contributed $10.9 million and $22.7 million of equity in earnings of partnerships to the real estate securities line of business for the three- and six-month periods ended May 31, 2001, respectively.

Management and servicing fees increased to $6.9 million and $12.5 million for the three- and six-month periods ended May 31, 2001, respectively, from $5.5 million and $8.7 million for the same periods in 2000. This increase was primarily attributable to an increase in the number of CMBS mortgage pools (75 at May 31, 2001 versus 60 at May 31, 2000) for which the Company acts as special servicer.

Operating expenses increased to $3.8 million and $7.2 million for the three- and six-month periods ended May 31, 2001, respectively, from $2.7 million and $5.1 million for the same periods in 2000. This increase is primarily due to increased personnel and out-of-pocket expenses directly related to the growth of the Company's CMBS portfolio.

Corporate, Other, Interest and Income Tax Expenses

Three months and six months ended May 31, 2001 compared to three months and six months ended May 31, 2000

Corporate and other operating expenses were $5.6 million and $11.2 million for the three- and six-month periods ended May 31, 2001, respectively, compared to $6.5 million and $11.5 million for the same periods in 2000.

Interest expense remained relatively flat for the three-month period ended May 31, 2001 compared to the same period in 2000. Interest expense increased slightly to $59.3 million for the six-month period ended May 31, 2001 from $56.3 million for the same period in 2000, reflecting a decrease in capitalized interest as a result of more operating properties leasing up.

Income tax expense increased to $21.1 million and $35.4 million for the three- and six-month periods ended May 31, 2001, respectively, from $16.6 million and $24.7 million for the same periods in 2000, primarily due to an increase in pre-tax earnings, and to a lesser extent, a lower level of Low Income Housing Tax Credits utilized. The Company's effective tax rate was 35% for the three- and six-month periods ended May 31, 2001 compared to 33% and 31% for the same periods in 2000, respectively.

2.  LIQUIDITY AND FINANCIAL RESOURCES

The Company's operating activities used $30.6 million of cash during the six months ended May 31, 2001, and provided $38.8 million of cash during the six months ended May 31, 2000. This increase in cash used for operating activities is primarily due to fewer payoffs of mortgage loans held for sale, an increase in restricted cash resulting from sales of operating properties and a decrease in accounts payable and accrued liabilities.

The Company's investing activities provided $42.1 million of cash during the six months ended May 31, 2001, and used $66.4 million of cash during the same period in 2000. This increase in cash provided by investing activities is primarily due to more sales of operating properties and land held for investment, less spending on operating properties and more proceeds from mortgage loans held for investment. These increases were partially offset by fewer proceeds from sales of partnership interests and additional purchases of investment securities.

The Company's financing activities provided cash flows of $4.5 million and $33.1 million during the six months ended May 31, 2001 and 2000, respectively. This decrease in cash provided by financing activities is primarily due to $130.8 million more of net payments under the Company's repurchase agreements and revolving credit lines and $63.3 million more of principal payments made on mortgage notes and other debt. These decreases were offset by $136.3 million less proceeds from borrowings under the Company's mortgage notes and other debts payable and $27.9 million less in purchases of treasury stock.

The Company continues to diversify its capital structure and to manage its debt position with a combination of short-, medium- and long-term financings with a goal of properly matching the maturities of its debt with the expected lives of its assets.

At May 31, 2001, the Company had approximately $830 million of available liquidity, which included approximately $710 million of cash and availability under credit facilities, and approximately $120 million of committed project level term financing.

The Company has a $350 million unsecured revolving credit facility, which matures in July 2004 assuming a one-year extension option is exercised. At May 31, 2001, $0 was outstanding under this facility, although the Company had issued and outstanding $30.0 million of standby letters of credit utilizing the facility.

The Company has various secured revolving lines of credit with an aggregate commitment of $364.6 million, of which $186.8 million was outstanding at May 31, 2001. These lines are collateralized by CMBS and mortgage loans and mature through January 2006.

The Company has financed some of its purchases of CMBS under reverse repurchase obligation facilities ("repos"). The repo agreements contain provisions which may require the Company to repay amounts or post additional collateral prior to the scheduled maturity dates if the market values of the bonds which collateralize them significantly decline. At May 31, 2001, the Company had three repo lines through which it financed selected CMBS. The first facility had a commitment of $80.4 million, of which $49.9 million was outstanding, and is required to be paid in full by June 2004. The second facility had a commitment of $50.0 million of which $0 was outstanding. This facility matures in June 2002. The third facility is a $150 million non-recourse facility, which matures in March 2003, and had an outstanding balance of $99.8 million at May 31, 2001. Additionally, the Company has received seller financing in the form of term repos for nine specific CMBS transactions. These agreements had an aggregate commitment of $140.9 million with an outstanding balance of $124.7 million at May 31, 2001 and expire through August 2004.

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

During the second quarter of 2001, Standard and Poor's upgraded the Company's senior unsecured credit rating to BB from BB- and the Company's senior subordinated note rating to B+ from B.

At May 31, 2001, the Company had scheduled maturities on existing debt of $88.2 million through May 31, 2002, assuming the Company takes advantage of extensions which are exercisable at the Company's option. The Company's ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on its future performance, which to a certain extent, is subject to general economic, financial, competitive and other factors beyond the Company's control. The Company believes its borrowing availability under existing credit facilities, operating cash flow and unencumbered assets, and its ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet its working capital requirements, debt service and maturities and short-and long-term needs based upon currently anticipated levels of growth.

Approximately 63% of the Company's existing indebtedness bears interest at variable rates. However, most of the Company's investments generate interest or rental income at essentially fixed rates. The Company has entered into derivative financial instruments to manage its interest costs and hedge against risks associated with changing interest rates on its debt portfolio. At May 31, 2001, 35% of the Company's variable-rate debt had been swapped to fixed rates and 43% was match-funded against floating-rate assets. After considering the variable-rate debt that had been swapped or was match-funded, 14% of the Company's debt remained variable-rate and 86% of the debt was fixed-rate or match-funded. Therefore, a 100 basis point change in LIBOR would impact net earnings by $2 million and earnings per share by approximately 1.5% of the Company's 2001 earnings per share goal of $3.70 to $3.85.

The weighted average interest rate on outstanding debt, after giving consideration to the interest rate swap agreements mentioned above, at May 31, 2001 and May 31, 2000 was 7.7% and 8.4%, respectively.

In December 2000, the Company purchased 300,000 shares of its common stock, bringing the total purchases to date under the Company's buy-back program to 3,244,100 shares. This represents 59% of the Company's repurchase authorization and over 9% of the Company's total stock outstanding when the buy-back program began. At the end of the quarter, the Company had authorization under its buy-back program to purchase an additional 2,255,900 shares.

3.  NEW ACCOUNTING PRONOUCEMENTS

The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, on December 1, 2000.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable to the Company beginning no later than the fourth quarter of the year ending November 30, 2001. The Company believes that its revenue recognition policies conform to SAB No. 101.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000, and replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after March 31, 2001, and is effective for disclosures relating to securitizations and other transfers of financial assets and collateral for the fiscal year ended November 30, 2001.

Disclosures about securitizations and other transfers of financial assets and collateral need not be reported for prior periods presented for comparative purposes. The adoption of SFAS No. 140 with regard to accounting for transfers and servicing of financial assets and extinguishments of liabilities has not had a material effect on the Company's results of operations or financial position. The adoption of SFAS No. 140 with regard to disclosures relating to securitizations and other transfers of financial assets and collateral is not expected to have a material effect on the Company's results of operations or financial position.



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

                     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

       Signature and Title                        Date
       -------------------                        ----


/s/    Shelly Rubin                           July 16, 2001
----------------------------------------
Shelly Rubin
Chief Financial Officer (Principal
Financial Officer)