Form 10-Q
period 2001-08-31
LNR PROPERTY CORP
filed 2001-10-15
CIK 1043044

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 2001

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.   YES  X   NO ___
                                                 ---

Common shares outstanding as of the end of the current fiscal quarter:

         Common            24,421,531
         Class B Common     9,951,456


================================================================================

     PART 1.  FINANCIAL INFORMATION
     Item 1.  Financial Statements.

                    LNR Property Corporation and Subsidiaries

                      Consolidated Condensed Balance Sheets

                                                                                                   (unaudited)
(In thousands, except per share amounts)                                                   August 31,        November 30,
                                                                                              2001              2000
                                                                                        -----------------   --------------
                                   Assets
                                   ------
Cash and cash equivalents                                                              $          12,651            1,986
Restricted cash                                                                                   67,577           85,282
Investment securities                                                                            952,470          696,402
Mortgage loans, net                                                                              240,263          243,987
Operating properties and equipment, net                                                          756,625          818,486
Land held for investment                                                                          43,117           52,969
Investments in and advances to partnerships                                                      355,448          353,975
Other assets                                                                                     111,053           95,769
                                                                                        -----------------   ----------------
          Total assets                                                                 $       2,539,204        2,348,856
                                                                                        =================   ================

                    Liabilities and Stockholders' Equity
                    ------------------------------------
Liabilities
      Accounts payable and other liabilities                                           $         168,800          136,546
      Mortgage notes and other debts payable                                                   1,453,551        1,404,374
                                                                                        -----------------   ----------------
          Total liabilities                                                                    1,622,351        1,540,920
                                                                                        -----------------   ----------------

Minority interests                                                                                27,919           29,492
                                                                                        -----------------   ----------------

Stockholders' equity
      Common  stock,  $.10 par value,  150,000  shares  authorized,  24,422 and
          24,215 shares issued and outstanding in 2001 and 2000, respectively                      2,442            2,422
      Class B common stock,  $.10 par value,  40,000 shares  authorized,  9,951
          and 9,999 shares issued and outstanding in 2001 and 2000, respectively                     995            1,000
      Additional paid-in capital                                                                 513,750          516,516
      Retained earnings                                                                          369,470          272,772
      Unamortized value of restricted stock grants                                               (11,072)         (13,195)
      Accumulated other comprehensive earnings (loss)                                             13,349           (1,071)
                                                                                        -----------------   ----------------
          Total stockholders' equity                                                             888,934          778,444
                                                                                        -----------------   ----------------

          Total liabilities and stockholders' equity                                   $       2,539,204        2,348,856
                                                                                        =================   ================

See accompanying notes to unaudited consolidated condensed financial statements.

                   LNR Property Corporation and Subsidiaries

                  Consolidated Condensed Statements of Earnings

                                                                                  (Unaudited)                (Unaudited)
                                                                               Three Months Ended         Nine Months Ended
                                                                                   August 31,                 August 31,
                                                                            -------------------------  -------------------------
(In thousands, except per share amounts)                                       2001         2000          2001         2000
                                                                            ------------ ------------  ------------ ------------
Revenues
      Rental income                                                        $     26,201       38,437        86,178      101,482
      Equity in earnings of partnerships                                         17,282       16,050        46,783       67,312
      Interest income                                                            44,315       38,493       135,419      107,511
      Gains on sales of:
         Real estate                                                             13,786       15,736        57,657       19,495
         Partnership interests                                                        -          505             -       23,671
         Investment securities                                                    4,842       13,134         4,842       13,134
      Management and servicing fees                                              11,549        7,940        28,989       18,106
      Other, net                                                                   (607)          47        (1,211)         297
                                                                            ------------ ------------  ------------ ------------
         Total revenues                                                         117,368      130,342       358,657      351,008
                                                                            ------------ ------------  ------------ ------------

Costs and expenses
      Cost of rental operations                                                  13,183       21,391        43,684       57,795
      General and administrative                                                 18,245       16,995        54,947       47,344
      Depreciation                                                                6,088        9,901        19,462       27,106
      Minority interests                                                            570        2,030         2,262        2,839
                                                                            ------------ ------------  ------------ ------------
          Total costs and expenses                                               38,086       50,317       120,355      135,084
                                                                            ------------ ------------  ------------ ------------

Operating earnings                                                               79,282       80,025       238,302      215,924
Interest expense                                                                 26,978       32,108        86,263       88,456
                                                                            ------------ ------------  ------------ ------------

Earnings before income taxes                                                     52,304       47,917       152,039      127,468
Income taxes                                                                     17,088       14,853        52,484       39,514
                                                                            ------------ ------------  ------------ ------------
Net earnings                                                               $     35,216       33,064        99,555       87,954
                                                                            ============ ============  ============ ============

Weighted average shares outstanding:
     Basic                                                                       33,492       33,336        33,320       33,505
                                                                            ============ ============  ============ ============
     Diluted                                                                     35,077       34,932        34,916       34,851
                                                                            ============ ============  ============ ============

Net earnings per share:
     Basic                                                                 $       1.05         0.99          2.99         2.63
                                                                            ============ ============  ============ ============
     Diluted                                                               $       1.00         0.95          2.85         2.52
                                                                            ============ ============  ============ ============

See accompanying notes to unaudited consolidated condensed financial statements.

                    LNR Property Corporation and Subsidiaries

           Consolidated Condensed Statements of Comprehensive Earnings

                                                                               (Unaudited)                 (Unaudited)
                                                                            Three Months Ended          Nine Months Ended
                                                                                August 31,                 August 31,
                                                                        --------------------------- --------------------------
(In thousands)                                                              2001          2000         2001          2000
                                                                        ------------- ------------- ------------  ------------
Net earnings                                                          $      35,216        33,064       99,555        87,954
                                                                        ------------- ------------- ------------  ------------
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net and
   other                                                                     14,822         1,951       19,250        (1,040)
Unrealized loss on hedging activities                                           (70)            -       (3,939)            -
Transition adjustment related to accounting for derivative
   financial instruments and hedging activities                                   -             -        4,118             -
Less: reclassification adjustment for gains included in net earnings         (5,009)       (8,122)      (5,009)      (13,889)
                                                                        ------------- ------------- ------------  ------------
         Other comprehensive earnings (loss)                                  9,743        (6,171)      14,420       (14,929)
                                                                        ------------- ------------- ------------  ------------

Comprehensive earnings                                                $      44,959        26,893      113,975        73,025
                                                                        ============= ============= ============  ============

See accompanying notes to unaudited consolidated condensed financial statements.

                   LNR Property Corporation and Subsidiaries

                Consolidated Condensed Statements of Cash Flows

                                                                                                        (Unaudited)
                                                                                                     Nine Months Ended
                                                                                                        August 31,
                                                                                              --------------------------------
(In thousands)                                                                                     2001             2000
                                                                                              ---------------    -------------
Cash flows from operating activities:
      Net earnings                                                                            $        99,555           87,954
      Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
          Depreciation                                                                                 19,462           27,106
          Minority interests                                                                            2,262            2,839
          Amortization of discount on CMBS, mortgage loans and other                                  (27,100)         (21,648)
          Gains on sales of real estate                                                               (57,657)         (19,495)
          Gains on sales of partnership interests                                                            -         (23,671)
          Gains on sales of investment securities                                                      (4,842)         (13,134)
          Equity in earnings of partnerships                                                          (46,783)         (67,312)
          Losses on hedging activities                                                                  1,312                -
          Changes in assets and liabilities:
              Decrease (increase) in restricted cash                                                   17,651           (3,419)
              Increase in other assets                                                                (22,807)         (38,918)
              Decrease in mortgage loans held for sale                                                  4,397           50,802
              Increase in accounts payable and other liabilities                                        9,544           32,655
                                                                                                -------------    -------------
                     Net cash (used in) provided by operating activities                               (5,006)          13,759
                                                                                                -------------    -------------
Cash flows from investing activities:
      Operating properties and equipment
         Additions                                                                                   (123,609)        (226,838)
         Sales                                                                                        134,559           73,627
      Land held for investment
         Additions                                                                                     (4,652)         (21,832)
         Sales                                                                                         28,122           15,203
      Investments in and advances to partnerships                                                     (66,153)         (36,620)
      Distributions from partnerships                                                                 101,303           91,221
      Proceeds from sales of partnership interests                                                          -           75,236
      Purchase of mortgage loans held for investment                                                  (25,579)         (34,546)
      Proceeds from mortgage loans held for investment                                                 99,271           11,305
      Purchase of investment securities                                                              (247,359)         (81,188)
      Proceeds from principal collections on and sales of investment securities                        62,082           64,016
      Interest received on CMBS in excess of income recognized                                         17,572           11,151
      Proceeds from sale of other assets                                                               12,675           14,753
      Syndication of affordable housing communities                                                    41,776           15,974
                                                                                                -------------    -------------
                   Net cash provided by (used in) investing activities                                 30,008          (28,538)
                                                                                                -------------    -------------
Cash flows from financing activities:
      Proceeds from stock option exercises                                                              1,520              286
      Purchase of treasury stock                                                                       (6,150)         (34,064)
      Payment of dividends                                                                             (1,246)          (1,238)
      Net payments borrowings under repurchase agreements and revolving credit lines                 (225,047)         (80,727)
      Mortgage notes and other debts payable:
         Proceeds from borrowings                                                                     328,799          195,021
         Principal payments                                                                          (112,213)         (45,612)
                                                                                                -------------    -------------
                    Net cash (used in) provided by financing activities                               (14,337)          33,666
                                                                                                -------------    -------------
      Net increase in cash and cash equivalents                                                        10,665           18,887
      Cash and cash equivalents at beginning of period                                                  1,986            8,587
                                                                                                -------------    -------------
      Cash and cash equivalents at end of period                                                $      12,651           27,474
                                                                                                =============    =============
                                                                                                                         (Continued)

                   LNR Property Corporation and Subsidiaries

                                                                                                         (Unaudited)
                                                                                                      Nine Months Ended
                                                                                                          August 31,
                                                                                              ---------------- ----------------
(In thousands)                                                                                      2001             2000
                                                                                              ---------------- ----------------
      Supplemental disclosure of non-cash investing and financing activities:
        Mortgage loan received on sale of operating property                                $      24,440                -
        Purchases of mortgage loans financed by seller                                      $      40,224          102,720
        Purchases of investment securities financed by seller                               $      28,508           80,999
        Grant of restricted stock                                                           $         268           15,714

      Supplemental disclosure of non-cash transfers:
        Transfers between operating properties and land held for investment                 $       5,391           29,759
        Transfers between certain assets and liabilities and investments in partnerships    $           -           45,798

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

2.  Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded as either an asset or liability on the balance sheet at their fair value, and that changes in the fair value be recognized currently in earnings unless specified criteria are met. This statement was effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" extended the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company adopted the provisions of these standards on December 1, 2000. In accordance with these standards, the Company carries all derivative instruments in the balance sheet at fair value. At August 31, 2001, the Company has a derivative liability of $23.6 million which is included in accounts payable and other liabilities in the Consolidated Condensed Balance Sheets. Periods prior to December 1, 2000 have not been restated. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.

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

The Company believes its interest rate risk management policy is generally effective. Nonetheless, the Company's profitability may be adversely affected during particular periods as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve risks such as counter-party credit risk and legal enforceability of hedging contracts. The counter-parties to the Company's arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. These counter-parties potentially expose the Company to loss in the event of their nonperformance.

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

The Company periodically enters into derivative financial arrangements, primarily interest rate swap agreements, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively change the variable-rate cash flows on debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, the Company receives payments equal to interest at variable rates on specified nominal amounts and makes payments equal to interest at fixed rates on the same nominal amounts, thereby generating variable rate income to offset variable rate interest obligations and creating the equivalent of fixed-rate debt. At August 31, 2001, the Company had 14 such interest rate swap agreements with a notional amount of $292.6 million, which mature through February 2004.

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

Interest expense for the quarter and nine months ended August 31, 2001 includes no net gains or losses representing cash flow hedge ineffectiveness arising from differences between the critical terms of interest rate swap agreements and the hedged debt obligations, since the terms of the Company's swap agreements and debt obligations are matched.

Fair Value Hedging Instruments

To manage the risk associated with unpredictable changes in asset values related to the effect of movements in interest rates on the Company's fixed-rate available-for-sale securities, the Company periodically uses derivative financial instruments, primarily interest rate swap agreements. Under the terms of these swap agreements, the Company receives variable interest rate payments and makes fixed interest rate payments. At August 31, 2001, the Company had eight such interest rate swap agreements with a notional amount of $279.7 million, which mature through December 2011.

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

The Company recorded a loss of $0.6 million and $1.3 million, respectively, for hedge ineffectiveness during the three-month and nine-month periods ended August 31, 2001. These amounts are included in other revenue, net in the Consolidated Condensed Statements of Earnings.

Transition

Upon the adoption of SFAS No. 133, the Company recognized $4.1 million, net of tax benefit, of deferred hedging losses on derivative instruments. This amount was offset by $4.1 million, net of tax expense, of realized gains related to the hedged available-for-sale securities. Both of these amounts were previously recorded in stockholders' equity as a component of accumulated other comprehensive earnings. Also upon adoption of SFAS No. 133, the Company transferred $102.8 million of securities which were previously classified as held-to-maturity to available-for-sale. Upon this reclassification, the Company recorded a transition adjustment of $4.1 million, net of tax expense, which was the difference between the market value and the book value of the securities on December 1, 2000, the date the Company adopted SFAS No. 133. This adjustment is reported in stockholders' equity as a component of accumulated other comprehensive income.

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

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000, and replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for disclosures relating to securitizations and other transfers of financial assets and collateral for the fiscal year ending November 30, 2001. Disclosures about securitizations and other transfers of financial assets and collateral need not be reported for prior periods presented for comparative purposes. The adoption of SFAS No. 140 insofar as it relates to accounting for transfers and servicing of financial assets and extinguishments of liabilities has not had a material effect on the Company's results of operations or financial position. The adoption of SFAS No. 140 insofar as it relates to disclosures relating to securitizations and other transfers of financial assets and collateral is not expected to have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually on a basis set forth in SFAS No. 142, and that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. SFAS No. 141 is effective July 1, 2001, and SFAS No. 142 is effective for the fiscal year ending November 30, 2001. Adoption of these two standards is not expected to have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset, and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the related asset and depreciated over the life of the asset. The liability is accreted each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending February 28, 2003. To accomplish this, the Company must identify all legal obligations associated with the retirement of tangible long-lived assets, if any, and determine the fair value of these obligations on the date of adoption. The Company has not determined the effect, if any, adoption of SFAS No. 143 will have on the Company's financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for the fiscal year ending November 30, 2003, and interim periods within fiscal 2003, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The Company has not determined the effect, if any, adoption of SFAS No. 144 will have on the Company's financial position and results of operations.


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

1. RESULTS OF OPERATIONS

The following discussion and analysis presents the significant changes in results of operations of the Company for the three months and nine months ended August 31, 2001 and 2000 after allocating among the core business segments certain non-corporate general and administrative expenses. The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto.

                                                       Three Months Ended              Nine Months Ended
                                                           August 31,                      August 31,
                                                   --------------------------     ---------------------------
(In thousands)                                        2001           2000            2001           2000
                                                   -----------    -----------     -----------    ------------
Revenues
   Real estate properties                          $  50,913         62,939         162,497         149,895
   Real estate loans                                  11,150         14,746          42,523          66,361
   Real estate securities                             55,305         52,657         153,637         134,752
                                                   ---------      ---------       ---------      ----------
Total revenues                                       117,368        130,342         358,657         351,008
                                                   ---------      ---------       ---------      ----------
Operating expenses
   Real estate properties                             26,125         38,229          85,885         101,169
   Real estate loans                                   1,706          2,193           5,394           7,007
   Real estate securities                              3,527          2,665          11,134           8,202
   Corporate and other                                 6,728          7,230          17,942          18,706
                                                   ---------      ---------       ---------      ----------
Total operating expenses                              38,086         50,317         120,355         135,084
                                                   ---------      ---------       ---------      ----------
Operating earnings
   Real estate properties                             24,788         24,710          76,612          48,726
   Real estate loans                                   9,444         12,553          37,129          59,354
   Real estate securities                             51,778         49,992         142,503         126,550
   Corporate and other                                (6,728)        (7,230)        (17,942)        (18,706)
                                                   ---------      ---------       ---------      ----------
Total operating earnings                              79,282         80,025         238,302         215,924
Interest expense                                      26,978         32,108          86,263          88,456
Income tax expense                                    17,088         14,853          52,484          39,514
                                                   ---------      ---------       ---------      ----------
Net earnings                                       $  35,216         33,064          99,555          87,954
                                                   =========      =========       =========      ==========

Three months and nine months ended August 31, 2001 compared to three months and nine months ended August 31, 2000

The Company reported net earnings of $35.2 million and $99.6 million for the three- and nine-month periods ended August 31, 2001, respectively, compared to $33.1 million and $88.0 million for the same periods in 2000.

The quarter-over-quarter improvement in net earnings is primarily attributable to (i) an increase in recurring income (net rents, interest and fees including the Company's pro-rata share of net rents, interest and fees from partnerships),
(ii) a reduction in interest expense primarily due to a decrease in interest rates and, to a lesser extent, reduced borrowing levels, and (iii) a decrease in depreciation expense primarily due to the timing of property sale activity relative to new acquisitions or development properties coming on line. These increases were offset somewhat by a decrease in gains on sales of real estate and investment securities.

The year-over-year improvement in net earnings is primarily attributable to (i) an increase in recurring income, (ii) an increase in gains on sales of real estate and (iii) a decrease in depreciation expense. These increases were offset somewhat by (i) a decrease in gains on sales of partnership interests due to the sale of the Company's investment interests in its Japanese discount loan portfolios in April of 2000, (ii) a decrease in equity in earnings of partnerships from both the Company's domestic and Japanese discount loan portfolio businesses and from the Company's real estate property partnerships,
(iii) a decrease in gains on sales of investment securities and (iv) an increase in general and administrative expenses from the Company's growing businesses.

The Company's total revenues were down $13.0 million for the quarter and up $7.6 million for the year-to-date period. Revenues were down 10% for the quarter and only up 2% for the year, primarily due to the timing of asset sales, reduced interest income on floating-rate assets and the shift in the mix of the Company's investments. Lower interest income is a result of transactions that are match-funded with floating-rate debt, with no impact to net earnings. The shift in mix relates primarily to recycling sales proceeds from stabilized properties into other investments that produce higher net margins including primarily securities and loans.


Real estate properties

                                                 Three Months Ended                 Nine Months Ended
                                                     August 31,                         August 31,
                                          -----------------------------       -----------------------------
(In thousands)                                2001              2000              2001              2000
                                          -----------       -----------       -----------       -----------
Rental income                             $    26,201            38,437            86,178           101,482
Equity in earnings of partnerships              6,477             7,381            12,078            23,726
Gains on sales of real estate                  13,786            15,736            57,657            19,495
Gains on sales of partnership
  interests                                         -               505                 -             3,335
Management fees                                 4,449               880             6,584             1,857
                                          -----------       -----------       -----------       -----------
  Total revenues                               50,913            62,939           162,497           149,895
                                          -----------       -----------       -----------       -----------
Cost of rental operations                      13,183            21,391            43,684            57,795
Other operating expenses                        6,602             5,727            22,455            15,923
Minority interests                                252             1,210               284               345
Depreciation                                    6,088             9,901            19,462            27,106
                                          -----------       -----------       -----------       -----------
  Total operating expenses (1)                 26,125            38,229            85,885           101,169
                                          -----------       -----------       -----------       -----------
  Operating earnings                      $    24,788            24,710            76,612            48,726
                                          ===========       ===========       ===========       ===========

Balance sheet data:

Operating properties and
  equipment, net                          $   756,625           998,153           756,625           998,153
Land held for investment                       43,117           106,794            43,117           106,794
Investments in and advances to
  partnerships                                243,048           182,403           243,048           182,403
                                          -----------       -----------       -----------       -----------

  Total segment assets                    $ 1,042,790         1,287,350         1,042,790         1,287,350
                                          ===========       ===========       ===========       ===========

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

Throughout the year, the Company has sold stabilized properties at prices it believes to be favorable and has not been replacing stabilized properties in the portfolio as quickly as they have been sold. The Company has had limited new acquisitions in the property segment and instead has concentrated on completing the development, repositioning and lease-up of its existing portfolio. Additionally, an increasing share of the Company's newer development and repositioning property investments have been through partnerships, most of which are reflected as investments in partnerships. This has resulted in an overall lower investment in the property segment for the Company. Approximately half of the Company's remaining property portfolio is still undergoing development or repositioning. The majority of these properties are pre-leased, which will result in their contribution to net rents/recurring income as these properties are completed and tenants begin to pay rent.

Three months and nine months ended August 31, 2001 compared to three months and nine months ended August 31, 2000

Overall, operating earnings from real estate properties were $24.8 million and $76.6 million for the three- and nine-month periods ended August 31, 2001, respectively, compared to $24.7 million and $48.7 million for the same periods in 2000.

Operating earnings from real estate properties was slightly higher for the three months ended August 31, 2001, primarily due to lower depreciation expense and increased management fees. These increases were offset by lower net rents from wholly owned or consolidated property partnerships and fewer gains on sales of real estate.

Operating earnings from real estate properties increased by 57% or $27.9 million for the nine months ended August 31, 2001. The increase was primarily due to higher gains on sales of real estate, lower depreciation expense and higher recurring income. These increases were partially offset by a decrease in equity in earnings and gains on sales of partnerships, and an increase in other operating expenses.

Recurring income in the real estate property segment (net rents and fees including the Company's pro-rata share of net rents and fees from properties owned through partnerships that are reflected as investments in partnerships), increased to $21.9 million and $66.5 million for the three- and nine-month periods ended August 31, 2001, respectively, from $20.7 million and $53.3 million for the same periods in 2000. Recurring income grew despite increased property sales, reflecting the Company's success in leasing up newly developed and repositioned properties.

For the three- and nine-month periods ended August 31, 2001, gains on sales of real estate decreased by $2.0 million and increased by $38.2 million, respectively, compared to the same prior year periods. For the three- and nine-month periods ended Aug 31, 2001, respectively, gains on sales of real estate were $11.0 million and $44.2 million from sales of stabilized market rate operating properties, $2.1 million and $5.2 million from sales of the Company's low income housing tax credit syndication program, and $0.7 million and $8.3 million from sales of land. Gains on sales of real estate may vary from period to period based on activity levels and profit margins. During the three-month period, the Company sold stabilized market rate properties with a book value of $37.7 million for a net sales price of $48.7 million compared with sales of stabilized market rate properties with a book value of $49.8 million for a net sales price of $63.0 million in the prior year three-month period. During the nine-month period, the Company sold stabilized market rate properties with a book value of $120.2 million for a net sales price of $164.4 million compared with sales of stabilized market rate properties with a book value of $60.1 million for a net sales price of $75.0 million in the prior year nine-month period.

Equity in earnings of partnerships decreased to $6.5 million and $12.1 million for the three- and nine-month periods ended August 31, 2001, respectively, from $7.4 million and $23.7 million for the same periods in 2000. The decrease for the three months ended August 31, 2001 compared to the same period in 2000 is primarily due to an increase in the Company's stabilized affordable housing partnership investments. These partnerships typically generate pre-tax operating losses which are more than offset by the tax credits and benefits which directly reduce the Company's overall income taxes. The decrease in equity in earnings of partnerships for the nine months ended August 31, 2001 compared to the same period in 2000 is primarily due to an increase in the Company's stabilized affordable housing partnership investments and lower earnings from LLP. LLP primarily sells land to Lennar Corporation, its former parent company and its partner in LLP, and other homebuilders. Equity in earnings from LLP may vary from period to period depending on the timing of housing starts.

Gains on sales of partnership interests decreased $0.5 million and $3.3 million for the three- and nine-month periods ended August 31, 2001, respectively, compared to the same periods in 2000. The decrease for the nine-month period is because the Company sold its interest in a single-asset partnership in the second quarter of 2000.

Management fees increased to $4.4 million and $6.6 million for the three- and nine-month periods ended August 31, 2001, respectively, from $0.9 million and $1.9 million for the same periods in 2000. This increase is primarily due to developer and other fees the Company receives for managing the value-add process for its partners.

Depreciation expense decreased to $6.1 million and $19.5 million for the three- and nine-month periods ended August 31, 2001, respectively, from $9.9 million and $27.1 million for the same periods in 2000. Since the Company has not been replacing stabilized assets in the property segment as quickly as they have been sold, this has resulted in a lower investment in operating properties and a corresponding lower depreciation expense for the three- and nine-month periods.

Other operating expenses, which represent an allocation of salary, professional and other administrative expenses, increased to $6.6 million and $22.5 million for the three- and nine-month periods ended August 31, 2001, respectively, from $5.7 million and $15.9 million for the same periods in 2000. These increases were due to additional personnel and administrative costs necessary to support the growth in the overall real estate portfolio managed by the Company, including real estate owned and managed through partnerships.

The net book value of market-rate operating properties and equipment, excluding affordable housing communities, at August 31, 2001 and the annualized net operating income for the nine-month period ended on that date with regard to various types of property owned by the Company were as follows:

                                                                                 Annualized      Annualized
                                                                                Net Operating    NOI as a %
                                                 Net Book       Occupancy          Income       of Net Book
(In thousands, except percentages)                Value           Rate            (NOI) (1)        Value
                                              --------------  -------------    --------------   -------------
Stabilized operating properties
        Office                                $      188,454      93%          $        26,236      14%
        Retail                                        28,424      96%                    3,259      11%
        Industrial / Warehouse                        49,612      100%                   6,592      13%
        Ground Leases                                 18,907      100%                   2,950      16%
                                              --------------    -------        ----------------   ------
                Commercial                           285,397      97%                   39,037      14%
        Hotel                                         15,571      58%                    1,919      12%
                                              --------------                   ----------------   ------
                                                     300,968                            40,956      14%
                                              --------------                   ----------------   ------

Under development or repositioning
        Office                                       232,895                             6,669
        Retail                                        32,440                             1,988
                                              ---------------                  ----------------
                Commercial                           265,335                             8,657
        Multi-family                                  77,617                               205
        Hotel                                         29,492                               677
                                              --------------                   ---------------
                                                     372,444                             9,539
                                              --------------                   ---------------

Furniture, fixtures and equipment                      6,370                                 -
                                              --------------                  ----------------

Total  (2)                                    $      679,782                  $         50,495

                                              ==============                  ================

_________________
(1) Annualized NOI for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses.
(2) Total market-rate operating properties and equipment, net, excluding affordable housing communities.

At August 31, 2001, approximately 45% of the Company's market-rate operating properties, based on net book value, had reached stabilized occupancy levels and were yielding in total 14% on net book cost. At August 31, 2000, these percentages were 40% and 14%, respectively. The anticipated improvements in the earnings of the not yet stabilized market-rate operating properties are not expected to be recognized until future periods.

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

The net investment in the Company's affordable housing communities at August 31, 2001 and the annualized yield on the stabilized affordable housing communities for the nine-month period then ended, were as follows:

(In thousands, except percentages)
Net book value of apartment communities                                                        $         54,851
Investments in partnerships                                                                              45,495
Debt and other                                                                                          (45,288)
                                                                                                ---------------
  Net investment in stabilized apartment communities                                                     55,058

  Net investment in apartment communities under development                                              41,101
                                                                                                ---------------
          Net investment in affordable housing communities                                     $         96,159
                                                                                                ===============

Stabilized apartment communities:
  Annualized NOI as a % of net book value                                                                    10%
  Annualized adjusted NOI as a % of net book value (1)                                                       15%

-------------
(1) Annualized adjusted NOI includes the annualized effect of tax credits and other related tax deductions.

As of August 31, 2001, the Company had been awarded and held rights to over $174 million in tax credits, with approximately 64% relating to apartment communities that have not yet reached stabilized occupancy levels.

At the time of the acquisition of the Affordable Housing Group ("AHG") in 1998, the Company's strategy was to retain the tax credits generated through owning the partnership interests in the affordable housing communities and then use those credits to reduce the Company's overall effective tax rate. However, the demand for credits has since increased significantly and the Company found it could generate higher returns on its investment by selling the credits than by using them. The Company began to shift its strategy away from owning the partnership interests in the affordable housing communities toward syndicating such interests. The Company expects to generate fee income and gains in future years from such syndications. As a result, the Company's investment in affordable housing communities, as well as the amount of tax credits it holds and utilizes to reduce its tax rate, has been declining in 2001.

Real estate loans

                                                Three Months Ended                 Nine Months Ended
                                                    August 31,                         August 31,
                                          -----------------------------       -----------------------------
(In thousands)                                2001              2000              2001              2000
                                          -----------       -----------       -----------       -----------
Interest income                           $     9,874             8,770            37,235            25,601
Equity in earnings of partnerships                463             2,004             1,651            15,710
Gains on sales of partnership
  interests                                         -                 -                 -            20,336
Management fees                                   760             3,925             3,536             4,417
Other income                                       53                47               101               297
                                          -----------       -----------       -----------       -----------
   Total revenues                              11,150            14,746            42,523            66,361
                                          -----------       -----------       -----------       -----------

Operating expenses                              1,184             1,625             3,640             5,237
Minority interests                                522               568             1,754             1,770
                                          -----------       -----------       -----------       -----------
   Total operating expenses (1)                 1,706             2,193             5,394             7,007
                                          -----------       -----------       -----------       -----------
   Operating earnings                  $        9,444            12,553            37,129            59,354
                                          ===========       ===========       ===========       ===========

Balance sheet data:

Mortgage loans, net                    $      240,263           227,207           240,263           227,207
Other investments                              52,361            49,536            52,361            49,536
Investments in and advances to
  partnerships                                  9,593            14,293             9,593            14,293
                                          -----------       -----------       -----------       -----------

  Total segment assets                 $      302,217           291,036           302,217           291,036
                                          ===========       ===========       ===========       ===========

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

Three months and nine months ended August 31, 2001 compared to three months and nine months ended August 31, 2000

Operating earnings from real estate loans were $9.4 million and $37.1 million for the three- and nine-month periods ended August 31, 2001, respectively, compared to $12.6 million and $59.4 million for the same periods in 2000. These decreases were primarily due to lower earnings from the Company's domestic and Japanese discount loan portfolio businesses. These decreases were offset by increases in the earnings from the Company's growing portfolio of high-yielding loans.

Interest income increased to $9.9 million and $37.2 million for the three- and nine-month periods ended August 31, 2001, respectively, from $8.8 million and $25.6 million for the same periods in 2000. Interest income primarily includes interest earned on investments in structured junior participations in high-quality short- to medium-term variable rate first mortgage real estate loans ("B-Notes"). During the third quarter of 2001, the Company funded one additional B-Note investment for $9.9 million and three B-Note investments with a face amount of $77.7 million paid off in full, bringing the portfolio of B-Note investments at August 31, 2001 to $183.5 million. These investments contributed approximately $6.0 million and $19.6 million to interest income for the three- and nine-month periods ended August 31, 2001, respectively, compared to $5.9 million and $15.3 million for the comparable periods in 2000. For the nine-month period ended August 31, 2001, interest income also included $4.2 million from the early payoff of a discounted mortgage loan in the first quarter of 2001.

Equity in earnings of partnerships decreased $1.5 million and $14.1 million for the three- and nine-month periods ending August 31, 2001, respectively, compared to the same periods in 2000. The decrease for the three-month period was due to a decrease in earnings from the Company's domestic discount loan portfolios because most of the assets in those portfolios had been liquidated. The decrease for the nine-month period was partly due to a decrease in earnings from the Company's domestic discount loan portfolios and partly due to a decrease in earnings from the Company's Japanese discount loan portfolios. The Company sold its remaining interests in its Japanese discount loan portfolios in April 2000.

Gains on sales of partnership interests of $20.3 million for the nine-month period ended August 31, 2000 represents the gain on sale of the Company's interests in its Japanese discount loan portfolios.

Management fees decreased to $0.8 million and $3.5 million for the three- and nine-month periods ended August 31, 2001, respectively, from $3.9 million and $4.4 million for the same periods in 2000. The decreases were due to a fee received from one of the domestic discount loan portfolios in the third quarter of 2000.

Operating expenses decreased to $1.2 million and $3.6 million for the three- and nine-month periods ended August 31, 2001, respectively, from $1.6 million and $5.2 million for the same periods in 2000, primarily due to the sale of the Company's interests in its Japanese discount loan portfolios in April 2000, partially offset by increased general and administrative expenses to support the growth in the Company's mortgage loan portfolio.

Real estate securities

                                                Three Months Ended                 Nine Months Ended
                                                    August 31,                         August 31,
                                          -----------------------------       -----------------------------
(In thousands)                                2001             2000              2001              2000
                                          -----------       -----------       -----------       -----------
Interest income                           $    34,441            29,723            98,184            81,910
Equity in earnings of partnerships             10,342             6,665            33,054            27,876
Gains on sales of securities                    4,842            13,134             4,842            13,134
Management and servicing fees                   6,340             3,135            18,869            11,832
Other, net                                       (660)                -            (1,312)                -
                                          -----------       -----------       -----------       -----------
   Total revenues                              55,305            52,657           153,637           134,752
                                          -----------       -----------       -----------       -----------

Operating expenses                              3,731             2,413            10,910             7,478
Minority interests                              (204)               252               224               724
                                          -----------       -----------       -----------       -----------
   Total operating expenses (1)                 3,527             2,665            11,134             8,202
                                          -----------       -----------       -----------       -----------

   Operating earnings                     $    51,778            49,992           142,503           126,550
                                          ===========       ===========       ===========       ===========

Balance sheet data:

Investment securities                     $   952,470           623,904           952,470           623,904
Investments in and advances to
  partnerships                                102,807           107,632           102,807           107,632
Other investments                                   -             8,820                 -             8,820
                                          -----------       -----------       -----------       -----------
  Total segment assets                    $ 1,055,277           740,356         1,055,277           740,356
                                          ===========       ===========       ===========       ===========

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

Three months and nine months ended August 31, 2001 compared to three months and nine months ended August 31, 2000

Overall, operating earnings from real estate securities increased to $51.8 million and $142.5 million for the three- and nine-month periods ended August 31, 2001, respectively, from $50.0 million and $126.6 million for the same periods in 2000. Earnings were higher for both periods primarily due to (i) increased interest income and fees resulting from the growth of the Company's CMBS portfolio and (ii) greater recognition of earnings due to actual CMBS performance continuing to exceed original expectations. These increases were partially offset by (i) a decrease in gains on sales of investment securities and (ii) higher operating expenses.

In recording CMBS interest income, the Company recognizes interest received plus the amortization of the difference between the carrying value and the face amount of the securities to achieve a level yield. To date, this has resulted in less recognition of interest income than the amount of interest actually received. The excess interest received is applied to reduce the Company's CMBS investment. The Company's initial and ongoing estimates of its returns on CMBS investments are based on a number of assumptions that are subject to various business and economic conditions, the most significant of which is the timing and magnitude of credit losses on the underlying mortgages.

The Company has already begun to receive principal payments from twelve of its securities, and four have matured entirely. Actual loss experience to date, particularly for older transactions (3 to 8 years in age), is significantly lower than originally underwritten by the Company. Therefore, changes to original estimated yields have resulted, and the Company believes they should continue to result, in improved earnings from these transactions. The Company believes these improvements resulted from its success in managing and working out the underlying loans and strong real estate fundamentals. However, the positive experience on these older transactions will not necessarily translate into yield improvements on newer investments.

During the quarter ended August 31, 2001, the Company acquired $241.9 million face amount of fixed-rate CMBS for $117.4 million and $46.0 million face amount of short-term floating-rate CMBS for $40.6 million. The following is a summary of the CMBS portfolio held by the Company at August 31, 2001:

                                         Weighted                                  Weighted   Weighted
                                          Average                                  Average    Average
                              Face       Interest          Book       % of Face      Cash       Book
                             Amount        Rate           Value        Amount      Yield (1)  Yield (2)
                           ------------------------------------------------------ ----------- -----------
                                   (In thousands, except percentages)
Fixed-rate
  BB rated or above    $       374,666        6.78%  $      265,541        70.9%        9.6%       12.2%
  B rated                      561,768        6.51%         300,735        53.5%       11.8%       10.3%
  Unrated                      922,219        7.05%         214,854        23.3%       28.1%       32.1%
                           ------------      -----      ------------      -----       -----       -----
      Total                  1,858,653        6.83%         781,130        42.0%       15.5%       16.9%
Floating-rate/
 short-term
  BB rated or above    $        12,789        5.11%  $       11,201        87.6%        5.8%        9.5%
  B rated                       22,413        9.88%          20,783        92.7%       10.7%       13.4%
  Unrated                      108,609       12.97%          88,982        81.9%       15.8%       13.7%
                           ------------      -----      ------------      -----       -----       -----
      Total                    143,811       11.79%         120,966        84.1%       14.4%       13.3%
  Unrealized gains
    on securities                    -                       50,374
                           ------------                 ------------
Total CMBS
  portfolio (3)        $     2,002,464        7.21%  $      952,470        47.6%       14.5%       15.5%
                           ============                 ============

____________________________
(1) Cash yield is determined by annualizing the actual cash received during the month of August 2001, and dividing the result by the book value at August 31, 2001.
(2) Book yield is determined by annualizing the interest income for the month of August 2001, and dividing the result by the book value at August 31, 2001 .
(3) This table excludes CMBS owned through non-consolidated partnerships.

Equity in earnings of partnerships primarily represents the Company's participation in Madison, which was formed in April 1999. The venture owns approximately $1.5 billion of real estate related securities. The Company's investment in the venture at August 31, 2001 was $102.8 million, representing a 25.8% ownership interest. In addition to its investment in the venture, the Company maintains a significant ongoing role in the venture, for which it earns fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services. Madison contributed $10.3 million and $33.1 million of equity in earnings of partnerships to the real estate securities line of business for the three- and nine-month periods ended August 31, 2001, respectively.

The $4.8 million gain on sale of investment securities recognized during the third quarter of 2001 primarily represents the sale of six investment grade CMBS securities for $38.3 million. Due to the excellent performance of these investments and the Company's efforts as special servicer, the rating agencies upgraded these bonds from non-investment grade levels. These bonds, which were originally purchased at substantial discounts, were sold at or above par. During the third quarter of 2000, the Company recognized a gain on sale of investment securities of $13.1 million for the sale of its remaining 417,000 shares of common stock in Bank United Corporation.

Management and servicing fees increased to $6.3 million and $18.9 million for the three- and nine-month periods ended August 31, 2001, respectively, from $3.1 million and $11.8 million for the same periods in 2000. This increase was primarily attributable to an increase in the number of CMBS mortgage pools (81 at August 31, 2001 versus 63 at August 31, 2000) for which the Company acts as special servicer.

Operating expenses increased to $3.7 million and $10.9 million for the three- and nine-month periods ended August 31, 2001, respectively, from $2.4 million and $7.5 million for the same periods in 2000. This increase is primarily due to increased personnel and out-of-pocket expenses directly related to the growth of the Company's CMBS portfolio.

Corporate, Other, Interest and Income Tax Expenses

Three months and nine months ended August 31, 2001 compared to three months and nine months ended August 31, 2000

Corporate and other operating expenses decreased to $6.7 million and $17.9 million for the three- and nine-month periods ended August 31, 2001, respectively, from $7.2 million and $18.7 million for the same periods in 2000.

Interest expense decreased to $27.0 million and $86.3 million for the three- and nine-month periods ended August 31, 2001, respectively, from $32.1 million and $88.5 million for the same periods in 2000. These decreases were primarily due to a decrease in interest rates and reduced borrowing levels. The Company's mortgage notes and other debts payable decreased to $1.45 billion at August 31, 2001 from $1.55 billion at August 31, 2000.

Income tax expense increased to $17.1 million and $52.5 million for the three- and nine-month periods ended August 31, 2001, respectively, from $14.9 million and $39.5 million for the same periods in 2000, primarily due to an increase in pre-tax earnings, and to a lesser extent, a lower level of Low-Income Housing Tax Credits utilized. The Company's effective tax rate was 33% and 35% for the three- and nine-month periods ended August 31, 2001, respectively, compared to 31% for the same periods in 2000.

2.  LIQUIDITY AND FINANCIAL RESOURCES

The Company's operating activities used $5.0 million of cash during the nine months ended August 31, 2001, and provided $13.8 million of cash during the nine months ended August 31, 2000. This increase in cash used in operating activities is primarily due to a lower decrease in mortgage loans held for sale and a smaller increase in accounts payable and other liabilities. This increase in cash used was offset by a decrease in restricted cash resulting from less cash held in escrow related to the sale of operating properties, a lower increase in other assets and an increase in cash flow from net earnings of $13.6 million, after adjusting for the effects of non-cash items, whose contributions to cash flow are reflected in cash from investing activities below.

The Company's investing activities provided $30.0 million of cash during the nine months ended August 31, 2001, and used $28.5 million of cash during the same period in 2000. This increase in cash provided by investing activities is primarily due to fewer acquisitions of and less development spending on properties, more proceeds from sales of operating properties and land investments, increased principal collections on mortgage loans and more proceeds from the syndication of affordable housing partnership interests. These increases were offset by additional purchases of investment securities, fewer proceeds from the sale of partnership interests and an increase in investments in and advances to partnerships.

The Company's financing activities used $14.3 million of cash during the nine months ended August 31, 2001, and provided $33.7 million of cash during the same period in 2000. This increase in cash used in financing activities is primarily due to $144.3 million more of net payments made under the Company's repurchase agreements and revolving credit lines and $66.6 million more of principal payments made on mortgage notes and other debt. These increases in cash used were offset by $133.8 million more of proceeds received from borrowings under the Company's mortgage notes and other debts payable and $27.9 million less in purchases of treasury stock.

The Company continues to diversify its capital structure and to manage its debt position with a combination of short-, medium- and long-term financings, with a goal of properly matching the maturities of its debt with the expected lives of its assets.

At August 31, 2001, the Company had approximately $802 million of available liquidity, which included approximately $689 million of cash and availability under credit facilities, and approximately $113 million of committed project level term financing.

The Company has a $350 million unsecured revolving credit facility, which matures in July 2004 assuming a one-year extension option is exercised. At August 31, 2001, $0 was outstanding under this facility, although the Company had issued and outstanding $31.3 million of standby letters of credit utilizing the facility.

The Company has various secured revolving lines of credit with an aggregate commitment of $364.6 million, of which $151.5 million was outstanding at August 31, 2001. These lines are collateralized by CMBS and mortgage loans and mature through January 2006.

The Company has financed some of its purchases of CMBS under reverse repurchase obligation facilities ("repos"). The repo agreements contain provisions which may require the Company to repay amounts or post additional collateral prior to the scheduled maturity dates if the market values of the bonds which collateralize them significantly decline. At August 31, 2001, the Company had three repo lines through which it financed selected CMBS. The first facility had a commitment of $80.4 million, of which $44.9 million was outstanding, and is required to be paid in full by June 2004. The second facility had a commitment of $50.0 million of which $0 was outstanding. This facility matures in June 2002. The third facility is a $150 million non-recourse facility, which matures in March 2003, and had an outstanding balance of $101.5 million at August 31, 2001. Additionally, the Company has received seller financing in the form of term repos for nine specific CMBS transactions. These agreements had an aggregate commitment of $138.2 million with an outstanding balance of $138.2 million at August 31, 2001 and expire through August 2004.

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

At August 31, 2001, the Company had scheduled maturities on existing debt of $261.3 million through August 31, 2002, assuming the Company takes advantage of extensions which are exercisable at the Company's option. The Company's ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on its future performance, which to a certain extent, is subject to general economic, financial, competitive and other factors beyond the Company's control. The Company believes its borrowing availability under existing credit facilities, its operating cash flow and unencumbered asset values, and its ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet its working capital requirements, debt service and maturities and short- and long-term needs based upon currently anticipated levels of growth. However, limitations on access to financing constrain the Company's ability to take advantage of opportunities which might lead to more significant growth.

Approximately 63% of the Company's existing indebtedness bears interest at variable rates. However, most of the Company's investments generate interest or rental income at essentially fixed rates. The Company has entered into derivative financial instruments to manage its interest costs and hedge against risks associated with changing interest rates on its debt portfolio. At August 31, 2001, 32% of the Company's variable-rate debt had been swapped to fixed rates and 48% was match-funded against floating-rate assets. After considering the variable-rate debt that had been swapped or was match-funded, 12% of the Company's debt remained variable-rate and 88% of the debt was fixed-rate or match-funded. As of August 31, 2001, the Company estimates that a 100 basis point change in LIBOR would impact net earnings by $0.4 million and earnings per share by approximately 0.3% of the Company's 2001 earnings per share goal of $3.70 to $3.85.

The weighted average interest rate on outstanding debt, after giving consideration to the interest rate swap agreements mentioned above, at August 31, 2001 and August 31, 2000, was 7.6% and 8.5%, respectively.

In December 2000, the Company purchased 300,000 shares of its common stock, bringing the total purchases to date under the Company's buy-back program to 3,244,100 shares. This represents 59% of the Company's repurchase authorization and over 9% of the Company's total stock outstanding when the buy-back program began. At the end of the third quarter, the Company had authorization under its buy-back program to purchase an additional 2,255,900 shares.

3.  NEW ACCOUNTING PRONOUNCEMENTS

Information about new accounting pronouncements appears in Note 3 to the unaudited consolidated condensed financial statements in Item 1.

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

                     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

             Signature and Title                               Date
             -------------------                               ----


/s/  Shelly Rubin                                        October 15, 2001
----------------------------------
Shelly Rubin
Chief Financial Officer (Principal
Financial Officer)