Form 10-K
period 2001-11-30
LNR PROPERTY CORP
filed 2002-02-28
CIK 1043044

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended November 30, 2001

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

 Common Stock, par value 10c per share          New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE
                                                                    ----
                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 14, 2002, 24,545,499 shares of common stock and 9,946,869 shares of Class B common stock (which can be converted into common stock) were outstanding. Of the total shares outstanding, 22,011,149 shares of common stock and 209,039 shares of Class B common stock, having a combined aggregate market value (assuming the Class B shares were converted) on that date of $727,933,359 were held by non-affiliates of the registrant.

  Documents Incorporated by Reference      Part of Form 10-K Into Which this
           Into this Report                    Document is Incorporated

        LNR Property Corporation                        Part III
          2002 Proxy Statement

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

   THIS ANNUAL REPORT ON FORM 10-K CONTAINS INFORMATION WHICH CONSTITUTES FORWARD LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD LOOKING STATEMENTS INCLUDE (I) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH THE COMPANY OWNS PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY THE COMPANY ARE LOCATED, (II) INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (III) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (IV) CHANGES IN INTEREST RATES, (V) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES, (VI) CHANGES IN AVAILABILITY OF CAPITAL OR THE TERMS ON WHICH IT IS AVAILABLE, (VII) CHANGES IN AVAILABILITY OF QUALIFIED PERSONNEL, AND
(VIII) CHANGES IN GOVERNMENT REGULATIONS, INCLUDING, WITHOUT LIMITATION, ENVIRONMENTAL REGULATIONS.

Item 1. Business.

Overview

   LNR Property Corporation ("LNR" and, together with its subsidiaries, the "Company") is a real estate investment, finance and management company, which structures and makes real estate and real estate related investments and, through its expertise in developing and managing properties and working out underperforming and non-performing commercial loans, seeks to enhance the value of those investments. Over the last nine years, the Company's revenues and adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, plus cash interest received on commercial mortgage-backed securities ("CMBS") in excess of interest income recognized and tax credits and tax benefits from affordable housing communities) have grown at compound annual growth rates of 28.8% and 34.7%, respectively.

   The Company's real estate investment activities primarily consist of:

  . Properties: acquiring, developing, managing and repositioning commercial and multi-family residential real estate properties,

  . Loans: investing in high yielding real estate loans and purchasing at a discount portfolios of loans, backed by real estate, and

  . Securities: investing in unrated and non-investment grade rated CMBS as to which the Company has the right to be special servicer (i.e., to oversee workouts of underperforming and non-performing loans).

   The Company and its predecessors have been engaged in the development, ownership and management of commercial and multi-family residential properties since 1969. LNR was formed by Lennar Corporation ("Lennar") in June 1997 to separate Lennar's real estate investment, finance and management business from its homebuilding business. On October 31, 1997, Lennar distributed the stock of LNR to Lennar's stockholders in a tax-free spin-off (the "Spin-off"). In connection with the Spin-off, the Company agreed that until December 2002, it would not engage in homebuilding or related activities (other than purchasing securities backed by residential mortgages and providing financing to homebuilders or land developers) and Lennar agreed that until December 2002, it would not engage in various activities in which the Company was engaged at the time of the Spin-off (which is most of the principal activities in which the Company currently is engaged).

   LNR will not make an investment unless it has control over the development and implementation of the strategy for enhancing the value of the underlying assets. LNR looks to invest where it can utilize its expertise to add value by increasing recurring cash flows and optimizing asset values.

   The Company performs extensive due diligence before making investments in order to evaluate investment risks and opportunities and see whether it will be able to use its skills to enhance the value of the investments. This due diligence process is strictly adhered to across each of the Company's business lines. While the discipline is the same for every asset, the significance of this process is particularly evident when an acquisition involves a large pool of assets. For example, in CMBS where a transaction often involves over $1 billion of collateral and a pool of several hundred loans secured by real estate properties, the Company, among other things, (i) visits each underlying property and at least three other comparable properties in the same sub-market; (ii) projects anticipated cash flows from the properties based on leases in place, market information and extensive internal knowledge; (iii) arrives at an independent value for each property; (iv) reviews all loan documents and any third party reports such as appraisals and environmental reports; (v) evaluates the borrower and its likely ability to make all required loan payments; (vi) re-underwrites the loan and the expected cash flows from the loan; (vii) models the resultant anticipated bond class cash flows; (viii) requires the sponsor to remove from the pool individual loans which do not meet LNR's investment standards; and (ix) formally presents findings to senior management prior to approval of any investment. Due diligence is conducted by trained associates who have expertise in each asset's specific market or geography and who possess extensive workout skills.

   In the past decade LNR has invested in properties, loans and securities with an underlying real estate value of more than $100 billion. After investments are made, LNR constantly monitors its investments and oversees the value-enhancement process in an effort to ensure that every asset performs in accordance with LNR's underwriting assumptions and is appropriately accounted for. LNR undertakes a comprehensive asset and market review prior to each asset disposition which is similar to LNR's acquisition process and attempts to ensure that each sale is correctly priced and timed to achieve optimal values. Careful, timely dispositions are critical to LNR's value-enhancement strategy and its efforts to keep its assets deployed in areas that offer the greatest opportunities.

   Because of its extensive experience since the early 1990's in turning around distressed and underperforming assets, LNR has a reputation as a leading workout specialist. For the past decade, LNR has applied a disciplined approach to value-enhancement and has improved the cash flows from dozens of portfolios that it and its partners bought at significant discounts to face value. In addition, it has worked out thousands of loans that have gone into default, returning them to performing status, resolving them through payoffs or enhancing the underlying foreclosed properties before sale. A combination of experience, disciplined methodologies, state-of-the-art systems and advanced warning through its proprietary surveillance and shadow servicing programs enable LNR to seek to reduce risk and ultimately realize the optimal value from its investments. The major rating agencies rate the capabilities of CMBS special servicers and have recognized these abilities by assigning LNR their highest ratings.

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

   At November 30, 2001, the Company's assets consisted of:

 Type of Asset             Book Value   Description/Comment
 -------------            ------------- -------------------
                          (In millions)
 Real estate properties..   $  761.9    Rental apartment communities, office
                                        buildings, industrial/warehouse
                                        facilities, hotels, retail centers and
                                        land.

 Real estate loans.......      331.5    Primarily first mortgage loans. Also
                                        includes loans to developers and
                                        builders, sometimes with profit
                                        participations.

 Real estate securities..    1,215.1    Unrated and non-investment grade rated
                                        tranches of CMBS pools acquired at
                                        significant discounts from face value,
                                        as to which the Company has the right
                                        to be special servicer and can seek to
                                        increase collections of underlying
                                        loans.

 Partnerships............      352.1    . Real estate property partnership
                                          investments of $226.7 million
                                          (primarily partnerships with Lennar,
                                          88 partnership interests in
                                          affordable housing communities and 19
                                          partnerships which hold single-asset
                                          real estate properties).
                                        . Real estate loan partnership
                                          investments of $8.9 million
                                          (primarily partnerships which
                                          acquired portfolios of loans and/or
                                          properties at discounts).
                                        . Real estate securities partnership
                                          investments of $116.5 million
                                          (primarily Madison Square Company
                                          LLC, a vehicle that invests in
                                          primarily CMBS).

 Cash and other assets...      176.0    Cash at November 30, 2001 consisted of
                                        $6.6 million of unrestricted cash and
                                        $82.0 million of restricted cash
                                        comprised primarily of:
                                        . $26.1 million of funds held in trust
                                          for asset purchases and development
                                          and
                                        . $55.5 million of short-term
                                          investment securities held as
                                          collateral for a letter of credit
                                          that provides credit enhancement to
                                          tax-exempt bonds.
                                        Other assets include accounts and notes
                                        receivable, interest receivable,
                                        deferred costs and other items.
                            --------
 Total...................   $2,836.6
                            ========

Real Estate Properties

   In 1969 Lennar began engaging in the development, ownership and management of commercial and residential multi-family rental real estate. Its initial activities of this type included owning and operating small office buildings, local regional retail centers and other commercial and industrial facilities on properties being developed as part of Lennar's homebuilding operations, primarily in Florida. Gradually, this was expanded to general development, acquisition and management of commercial and residential multi-family rental real estate, as well as acquiring land for development and sale or leasing for commercial uses, throughout the United States.

   The management process for every real estate property the Company owns or operates is carried out in accordance with a five-year strategic business plan, comprehensive annual budgets, weekly asset manager meetings and monthly focus reports. In most instances, the Company uses local experts to perform on-site management, leasing, maintenance and development activities. Over the years, the Company has established relationships with a large network of these experts across the country. The Company often partners with developers to direct the development and repositioning of the properties. In these instances, the Company's employees closely supervise the operation of the properties and the activities of the outside management companies and developers. At November 30, 2001, the Company's real estate property portfolio, which includes stabilized properties and properties in various stages of development, repositioning and/or lease-up, included:

                           Number of
Type                       Properties Square Feet/Units/Rooms
----                       ---------- -----------------------
Apartment communities:
  Affordable housing......     88     11,000 units
  Market-rate.............      7     2,500 units
Office buildings..........     23     4.6 million square feet
Industrial/warehouse
 facilities...............      2     1.1 million square feet
Hotels....................     10     2,188 rooms
Retail centers............      9     0.9 million square feet
Land:
  Leased..................     21     1.6 million square feet (39 acres)
  Other...................     -      480 acres

Apartment Communities

   The Company's 95 apartment communities range in size from 20 to 540 units. These apartment communities are comprised of both market-rate and affordable housing communities. The apartment communities are geographically located as follows:

                                            Number of
             State                          Properties
             -----                          ----------
             Washington....................     19
             Oregon........................     12
             California....................      8
             Nevada........................      8
             New Mexico....................      6
             Colorado......................      5
             Texas.........................      5
             Virginia......................      5
             Arizona.......................      4
             Florida.......................      4
             Pennsylvania..................      4
             Illinois......................      3
             Montana.......................      3
             South Carolina................      2
             Wisconsin.....................      2
             Other.........................      5
                                               ---
                                                95
                                               ===

   During 1998, the Company entered the business of owning, developing and syndicating multi-family and senior housing residential rental communities which qualify for Low-Income Housing Tax Credits ("affordable housing communities"). It did this by acquiring a group of entities, or partnership interests in entities, known as the Affordable Housing Group ("AHG"). Initially, the Company's strategy was to retain the tax credits generated through owning the majority of the interests in the affordable housing communities and use those credits to reduce the Company's overall effective tax rate. However, the demand for credits has since increased significantly and the Company found it could generate higher returns on its investments by selling the credits instead of holding them. Accordingly, the Company has shifted its strategy away from owning the majority of the interests in the affordable housing communities toward syndicating such interests. After such syndication, the Company continues to hold a small interest (typically 1% to 10%) in these partnerships and continues to manage the communities for which it earns fees. As of November 30, 2001, the Company had ownership interests in approximately 11,000 affordable housing apartment units (88 communities). Approximately 89% of the affordable housing communities were constructed by AHG or under its supervision. AHG acquired the other affordable housing communities after they were completed.

   During 2001, the Company syndicated most of the tax credits related to 18 affordable housing communities by placing its limited partnership interests of the entities which own the individual properties into new limited liability companies and selling majority interests in these limited liability companies. The Company retained small minority interests in these limited liability companies.

Office Buildings

   The Company's 23 office buildings range from one to 36 stories and have an aggregate of 4.6 million square feet of rentable office space. Eleven of the office buildings are in California, three are in Florida, two are in Georgia, two are in Louisiana, two are in North Carolina, and one is in each of Texas, Utah and Virginia.

Industrial/Warehouse Facilities

   The Company's two industrial/warehouse facilities range from 309,000 square feet to 747,000 square feet of usable floor space. These industrial facilities are in California.

Hotels

   The Company's ten hotels have or will have a total of 2,188 rooms. Four of the hotels, representing 769 rooms, are stabilized and are managed by a national chain. The other six hotels have not yet reached stabilized occupancy, are under development or are being repositioned.

Retail Centers

   The retail centers in the Company's portfolio include: (i) three neighborhood retail centers (sometimes referred to as "strip centers"), with between 30,000 square feet and 70,000 square feet of rentable store space, as well as parking areas and public areas, (ii) five regional retail centers, with 60,000 square feet to 250,000 square feet of rentable store space, and (iii) one single-tenant property with 85,000 square feet. Two of the neighborhood retail centers are located in Florida and one is in Indiana. The single-tenant property is also in Florida. Of the regional retail centers, three are in California, one is in Arizona and one is in Louisiana.

Land

   In addition to the Company's operating properties, the Company owns commercially zoned land, 1.6 million square feet of which is leased to others under long-term ground leases and 480 acres of which is to be used for specific development opportunities or sold.

   The Company maintains a program of liability, property loss and damage and other insurance which covers all of the Company's properties and which the Company believes is adequate to protect it against all reasonably foreseeable material insurable risks.

Partnerships With Lennar

Lennar Land Partners

   Before the Spin-off, Lennar and the Company transferred to a general partnership, which is 50% owned by the Company and 50% owned by Lennar, parcels of land or interests in land and other assets which had a total book value on Lennar's books at October 31, 1997 of approximately $372.4 million. Although Lennar and the Company have their own management teams and their own public shareholders, Leonard Miller has voting control of both Lennar and the Company and Stuart Miller, who is the Chief Executive Officer of Lennar, is Chairman of the Board (but not the Chief Executive Officer) of the Company. In 1999, certain assets and liabilities of this land partnership were contributed at net book value to a second general partnership and Lennar and the Company each received 50% general partnership interests in the second partnership. The two partnerships are collectively referred to as Lennar Land Partners ("LLP"). The land was originally acquired by Lennar primarily to be used for residential home development. The parcels of land or interests in land contributed by the Company had been contributed to the Company by Lennar so the Company could contribute them to LLP and receive a 50% interest in LLP. From November 1, 1997 through November 30, 2001, LLP had land sale revenues of $840.8 million, of which $419.7 million was from sales to Lennar. During that period, LLP acquired 9,760 additional home sites, primarily through partnership arrangements. At November 30, 2001, LLP's land consisted of 14,908 potential home sites in 22 communities, of which 14 communities with 10,020 potential home sites are in Florida, three communities with 877 potential home sites are in Texas and five communities with 4,011 potential home sites are in California. Approximately 5% of the land was developed and ready to be built upon, 37% of the land was in various stages of development and 58% of the land was totally undeveloped.

   When Lennar contributed land to the Company and to LLP in 1997, Lennar retained options to purchase up to approximately 22% of the contributed land at prices it established. Through November 1999, almost all the options relative to the originally contributed land had either been exercised or terminated. On November 30, 1999, Lennar obtained options from LLP to purchase an additional 6,300 home sites at prices agreed to by the Company. The agreement also provided for additional options to Lennar as additional home sites were developed by LLP. Since then, additional home sites became available and Lennar obtained options relating to an additional 3,200 home sites. At November 30, 2001, Lennar had options remaining to purchase 3,400 home sites. The remaining land is available for sale to independent homebuilders or to Lennar at prices determined from time to time, which, as is discussed below, the Company must approve.

   LLP has agreements with Lennar under which Lennar, for a fee, administers all day-to-day activities of LLP, including overseeing planning and development of properties and overseeing sales of land to Lennar and other builders.

   LLP is governed by an Executive Committee consisting of representatives of Lennar and of the Company, with Lennar's representatives and the Company's representatives each having in total one vote. This, in effect, gives each of Lennar and the Company a veto with regard to matters presented to LLP's Executive Committee. LNR's by-laws require that all significant decisions relating to LLP be approved by a Board of Directors committee consisting entirely of directors who have no relationship with Lennar.

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

   The Company might seek to acquire commercial portions of properties owned or acquired by LLP or options relating to them. Lennar can, if it wants to do so, veto acquisitions by the Company.

   The Company's non-consolidated investment in LLP, accounted for by the equity method at November 30, 2001, was $66.7 million. LLP's total assets and liabilities on a combined 100% basis were $275.7 million and $142.3 million, respectively, as of November 30, 2001.

   The debt of LLP is non-recourse to the Company, with the exception of one $2.5 million guarantee. However, a subsidiary of the Company, which holds the Company's general partner interests in LLP, could be liable as a general partner for LLP's debt. That subsidiary has essentially no assets other than the general partner interests in LLP. Additionally, the Company provides limited maintenance guarantees on $44.1 million of LLP debt. These limited guarantees only apply if the partnership defaults on its loan arrangements and the fair value of the collateral (generally land and improvements thereto) is less than a specified multiple of the loan balance. If the Company is required to make a payment under these guarantees to bring the fair value of the collateral above the specified multiple of the loan balance, the payment would be accounted for as a capital contribution to the partnership and increase the Company's share of capital distributed upon the dissolution of the partnership.

Other Partnerships

   The Company has joint ventured with Lennar Corporation in a number of other projects which require both residential and commercial expertise. The debt on these ventures is non-recourse to the Company. These non-consolidated investments accounted for by the equity method include:

  . The development of a mixed-use project in San Francisco which entails both office and residential for sale product. Lennar manages the residential development, while LNR manages the commercial development for the venture.

  . The redevelopment of two closed military facilities in California, as the federal government moves to put these into the hands of public/private partnerships. These facilities are being converted to master planned communities including housing, office, retail, entertainment, etc.

  . The development and disposition of approximately 585 acres of commercial land in Carlsbad, California, of which 429 acres remained at November 30, 2001.

   LNR's total investment in all partnerships with Lennar at November 30, 2001 was $97.2 million. Total assets and liabilities of the partnerships were $357.2 million and $162.0 million, respectively, at November 30, 2001.

Real Estate Loans

High Yielding Real Estate Loans

   At November 30, 2001, the Company's real estate loan portfolio consisted of:

                                                                    Principal
                                                                    Amount of
     Type of Loan                                                     Loans
     ------------                                                 --------------
                                                                  (In thousands)
     B-Notes.....................................................    $244,033
     Other first mortgage loans..................................      69,860
     Mezzanine loans.............................................      24,075
                                                                     --------
     Total.......................................................    $337,968
                                                                     ========

   The Company's real estate loan portfolio consists primarily of structured junior loan participations in high-quality short- to medium-term variable-rate real estate loans ("B-Notes"). The Company works with leading financial institutions in underwriting and structuring these loans. The senior participations are securitized in many cases by the financial institutions. The Company is designated as the special servicer for both the securitizations and the participations. The Company had $244.0 million of outstanding principal amount of these investments at November 30, 2001, of which $204.0 million represented participations in first mortgage loans and $40.0 million represented participations in mezzanine loans.

   Other first mortgage loans include $48.5 million of short-term, seller financing provided by the Company on the sale of two operating properties during 2001. In December 2001, one of these loans with a principal amount of $24.4 million paid off early in full.

   The mezzanine loans are made to developers or builders of residential communities and owners of stabilized operating properties. These loans are usually subordinate to construction loans or other first mortgage loans, and often provide the Company, in addition to interest income, participations in profits after the developers, builders or owners have achieved specified financial targets.

   The types of real estate loans and collateral held by the Company at November 30, 2001, were as follows:

                                                Other First             Total
                                                 Mortgage   Mezzanine Principal
Type of Loan                           B-Notes     Loans      Loans    Amount
------------                           -------- ----------- --------- ---------
                                                    (In thousands)
Office buildings...................... $ 92,398   42,543        --     134,941
Hotels................................   73,835      --         --      73,835
Apartment communities.................   12,100   24,046     12,035     48,181
Mixed-use properties..................   34,500      --         --      34,500
Retail centers........................   16,600       62        --      16,662
Convention centers....................   14,600      --         --      14,600
Residential development and other.....      --     1,321     12,040     13,361
Industrial/warehouse facilities.......      --     1,888        --       1,888
                                       --------   ------     ------    -------
Total................................. $244,033   69,860     24,075    337,968
                                       ========   ======     ======    =======

   The states in which the properties securing the Company's real estate loans were located were as follows:

                                                Other First             Total
                                                 Mortgage   Mezzanine Principal
State                                  B-Notes     Loans      Loans    Amount
-----                                  -------- ----------- --------- ---------
                                                    (In thousands)
California............................ $ 87,434   19,846     12,040    119,320
New York..............................   42,939      --         --      42,939
Florida...............................    9,813   25,968        --      35,781
Massachusetts.........................   34,500      --         --      34,500
Georgia...............................   23,779      --       4,000     27,779
Arizona...............................      --    24,046        --      24,046
Texas.................................    8,909      --       8,035     16,944
Virginia..............................   14,600      --         --      14,600
Tennessee.............................   11,027      --         --      11,027
Minnesota.............................    7,310      --         --       7,310
Ohio..................................    2,439      --         --       2,439
North Carolina........................    1,283      --         --       1,283
                                       --------   ------     ------    -------
Total................................. $244,033   69,860     24,075    337,968
                                       ========   ======     ======    =======

   The Company identifies opportunities to make commercial real estate loans and residential development loans through relationships with other real estate companies, financial institutions, developers and brokers.

   The Company evaluates possible loans with in-house personnel, who perform site visits and do market, demographic and financial analyses with regard to the collateral for the loans. The Company applies guidelines, which change from time to time depending on the type of property and market conditions, relating to loan-to-value ratio, debt coverage and other financial ratios. When the Company makes subordinated loans, it may apply other guidelines, but these loans bear interest at rates that are higher than those on senior commercial mortgage loans, and some of these loans provide the Company participations in profits from the underlying properties.

Discounted Portfolios of Commercial Mortgage Loans

   In the early 1990's, the Company acquired in partnership with financial institutions or real estate funds, portfolios of non-performing commercial mortgage loans and related pools of owned real estate assets in the United States. The Company, through the partnerships, purchased and handled the workout activities relating to over $5 billion face amount of these distressed commercial assets.

   In each of the partnerships, one of the Company's subsidiaries acts as the managing general partner and conducts the business of the partnership. The Company earns management fees and asset disposition fees from the partnerships and has carried interests in cash flow and sales proceeds once the partners have recovered their capital and achieved specified returns. The Company's original investments ranged from 15% to 50% of the partnerships' capital and totaled $165 million, out of a total of $684 million invested in the partnerships. By November 30, 2001, the partnerships had distributed a total of $1.4 billion to the partners, of which $415.4 million had been distributed to the Company. The Company also received management and asset disposition fees totaling approximately $65.3 million. As the U.S. real estate markets strengthened in the mid to late 1990's, substantially fewer large real estate portfolios became available at what the Company viewed as attractive prices. The Company has not, since August 1996, participated in a partnership which acquired a portfolio of non-performing real estate assets in the United States. Today, most of the assets from these domestic portfolios have been liquidated.

   Beginning in late 1997, the Company entered into several partnerships to acquire portfolios of non-performing commercial mortgage loans in Japan. In April 2000, the Company sold its interests in these Japanese real estate loan portfolios at a profit.

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

Real Estate Securities

Investments in CMBS

   As a further use of its loan and real estate workout capabilities, the Company acquires unrated and non-investment grade rated subordinated CMBS and provides "special servicing" for the mortgage pools to which they relate. CMBS are securities backed by loans on commercial and multi-family residential real estate properties and possess many of the characteristics of large portfolios of performing loans. Default risk is spread over large, diverse portfolios of assets so that no single default has a significant effect on the overall performance of the portfolio. Furthermore, results can be influenced by the success of the special servicer, who attempts to ensure that all principal and interest payments are collected. However, securities representing interests in a CMBS pool are usually issued in series with varying levels of seniority, and provide that no principal may be paid with regard to a series until all senior series have been paid in full. Because of that, different series representing interests in the same pool typically will have different credit ratings. The Company invests only in the most junior, or nearly the most junior series, which do not receive principal payments until much of the mortgage debt underlying the CMBS has been paid and disbursed to holders of more senior series.

   CMBS differ from other asset-backed securities in that CMBS investors have the ability to perform detailed due diligence on each individual component of the underlying collateral (to determine its ability to pay off the CMBS bonds) and the holders of the most junior series have the right to select the special servicer responsible for ensuring that the loans perform properly. LNR only invests when it can perform detailed due diligence on the properties securing the mortgages in the pool being securitized and can select itself as the special servicer. Special servicing is the business of managing and working out the problem assets in a pool of commercial mortgage loans or other assets. For example, when a mortgage loan in a securitized pool goes into default, the special servicer negotiates with the borrower on behalf of the pool to resolve the situation. The Company uses, as special servicer, essentially the same workout skills it applies with regard to distressed asset portfolios.

   Because the holders of the unrated CMBS receive everything that is collected after the more senior levels of CMBS have been paid in full, the Company and other holders of unrated CMBS are the principal beneficiaries of increased collections, particularly since these bonds are purchased at significant discounts. Therefore, ownership of the unrated CMBS gives the Company an opportunity to profit from its special servicing activities in addition to receiving fees for being the special servicer.

   In addition to purchasing the unrated bonds the Company also purchases non-investment grade rated securities, but again only when it is the special servicer. Rated bonds also provide an excellent risk-adjusted return as the Company receives a yield on these securities based on the stated interest and accretion of the purchase discount. As an added benefit of its work as special servicer, ratings are sometimes upgraded by the rating agencies if the performance of the pool exceeds initial expectations. This increases their market values and gives the Company an opportunity to achieve gains on the sale of the securities, as well as receiving the stated interest while it holds them. Therefore, purchases of non-investment grade rated subordinated securities, like purchases of unrated securities, are a means for the Company to profit from its workout skills.

   Fitch IBCA, Inc. and Standard and Poor's, which rate special servicers of CMBS on the basis of management team, organizational structure, operating history, workout and asset disposition experience and strategies, information systems, investor reporting capabilities and financial resources, have given the Company their highest servicer ratings. In addition, many in the industry recognize LNR as the premier special servicer based on its strong track record and experience.

   Competition in purchasing unrated and non-investment grade rated subordinated CMBS during the past three years has been limited, and as a result the Company's purchasing power has been significant. The Company attributes this limited competition to the need for a significant infrastructure and real estate expertise to properly and efficiently complete the detailed due diligence required to purchase less than investment grade CMBS. In addition, the lower rated bonds are not actively traded. Therefore, they are only suitable for those who can afford to hold them for relatively long periods. The limited competition for unrated and non-investment grade rated CMBS has given LNR significant bargaining power with sponsors of CMBS, including the ability in some instances to convince sponsors to remove from CMBS pools loans which LNR believes are too risky.

   The Company is entitled to be the special servicer with regard to 83 securitized commercial mortgage pools represented by over 11,600 underlying loans in all 50 states. The Company has investments in subordinated CMBS related to 73 of these pools. As of November 30, 2001, the total par amount of the Company's directly owned portfolio was approximately $1.9 billion with an amortized cost of approximately $0.9 billion, or approximately $1.0 billion of discount. The Company's fixed-rate portfolio is generating a current cash return of 16% (29% on the unrated).

   Particularly in periods of falling interest rates, there often are prepayments of mortgages underlying CMBS; however, most fixed-rate transactions have call protections that make prepayments expensive and difficult. Because the Company usually purchases CMBS at significant discounts from their face amounts, prepayments, which do occur, increase the Company's yield on invested capital.

   The Company's CMBS investments are collateralized by pools of mortgage loans on commercial and multi-family residential real estate assets located across the country. Concentrations of credit risk with respect to these securities are limited due to the diversity of the underlying loans across geographical areas and diversity among property types.

Madison Square Company LLC

   In early April 1999, the Company entered into a venture, Madison Square Company LLC ("Madison"), to acquire approximately $2.2 billion of high yielding real estate related assets (primarily CMBS). The members include an affiliate of Credit Suisse First Boston ("CSFB"), a company controlled by real estate investor Peter Bren and Sun America Life Insurance Co. The members have total equity commitments of $490 million, $125 million of which is provided by the Company.

   CSFB has provided a credit facility to fund up to $1.76 billion of financing to the venture, which is non-recourse to the members.

   At November 30, 2001, the Company's investment in the venture was approximately $109.8 million, representing a 25.8% ownership interest. The Company maintains a significant ongoing role in the venture, for which it earns fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services. The Company also has an effective veto on Madison's investments.

Competition

   In virtually all aspects of its activities, the Company competes with a variety of public and private real estate development companies, real estate investment trusts, investment firms, investment funds, financial institutions and others. The principal area of competition is for the purchase of real estate assets and securities at prices which the Company believes will enable it to achieve its desired risk-adjusted returns. The Company believes that its access to investment opportunities through its relationships and presence in markets across the country, its access to capital for these asset classes, its ability to quickly underwrite and evaluate those opportunities and its expertise in real estate workout and management help the Company to compete effectively in the purchase of those types of assets. In addition, its experience in adding value to real estate and its top rating as a special servicer to CMBS transactions often attract firms which have access to appealing investment opportunities but who do not have the Company's skills.

   Competitive conditions relating to apartment communities, office buildings, industrial/warehouse facilities, hotels and retail centers owned or operated by the Company vary depending on the locations of particular properties. Most often these facilities compete for tenants or other users based on their locations, the facilities provided and the pricing of the leases or room rates. Although general economic conditions weakened in 2001, occupancies remained stable in many of the Company's markets, which helped to reduce the effects of competition on existing properties.

   The Company is not a significant national competitor with regard to any of the properties it owns. It is a significant national participant in the market for unrated and non-investment grade rated subordinated CMBS.

Investment Company Act

   The Company intends to conduct its business at all times so as not to become regulated as an investment company under the Investment Company Act of 1940. Accordingly, the Company does not expect to be subject to the restrictive provisions of the Investment Company Act. Under the Investment Company Act, an investment company is subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. The Investment Company Act exempts, among others, entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under the current interpretation of the staff of the Securities and Exchange Commission, to qualify for this exemption, the entity must maintain at least 55% of its assets in Qualifying Interests, and maintain an additional 25% in Qualifying Interests or other real estate related assets. The Company's investments in real estate and mortgage loans generally constitute Qualifying Interests and the Company believes its investments in subordinated CMBS constitute Qualifying Interests when it has the right, as special servicer, to foreclose upon properties which secure loans that back the CMBS and to take the other actions a special servicer may take in connection with defaulted loans. Analysis of the Company's assets at November 30, 2001 indicated that (i) more than 55% of its assets were Qualifying Interests and (ii) more than 80% of its assets were Qualifying Interests and other real estate related assets. Therefore, it qualifies for this exemption. If, however, due to a change in the Company's assets, or a change in the value of particular assets, the Company were to become an investment company which is not exempt from the Investment Company Act, either the Company would have to restructure its assets so it would not be subject to the Investment Company Act, or the Company would have to change materially the way it conducts its activities. Either of these changes could require the Company to sell substantial portions of its assets at a time it might not otherwise want to do so, and the Company could incur significant losses as a result. Further, in order to avoid becoming subject to the requirements of the Investment Company Act, the Company may be required at times to forego investments it would like to make or otherwise to act in a manner other than that which its management believes would maximize its earnings.

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

Employees

   At November 30, 2001, the Company had 510 full time and 7 part time employees, of whom 10 were senior management, 72 were corporate staff, 306 were engaged in asset acquisitions, loan workouts and rehabilitation and disposition of properties and 129 were hotel personnel.

   None of the Company's employees is represented by a union. The Company believes its relationships with its employees are good.

Some Things Which Could Adversely Affect LNR

   Virtually all of LNR's assets are interests in real estate properties or in financial instruments which are directly or indirectly secured by real estate properties. Because of that, there are some market-driven factors which can significantly affect LNR, its results of operations and the value of its assets.

LNR is sensitive to changes in interest rates.

   Most financial instruments LNR owns bear interest at fixed rates, or derive their value from mortgages or other instruments which bear interest at fixed rates. The values of fixed-rate financial instruments are affected significantly by changes in market interest rates (falling when market rates are high and increasing when market rates are low). Further, the value of real estate itself tends to be significantly affected by changes in interest rates, increasing when interest rates are low and declining when interest rates are high. Because LNR invests in financial instruments with an intention to hold them at least for most of their lives, and invests in real estate properties with the intention of holding them long enough to enhance their value by developing or repositioning them, LNR's ability to achieve its investment goals is not substantially affected by short-term changes in interest rates. Further, LNR tries to prevent short-term changes in interest rates from materially affecting its financial statements by purchasing interest rate swaps to hedge against interest rate changes. However, relatively long lasting changes in interest rates could significantly affect the value of LNR's assets.

   LNR borrows substantial portions of the funds it invests in its assets. Most of the borrowings bear interest at variable rates, and therefore LNR's actual interest costs are affected by increases or decreases in market interest rates. LNR minimizes exposure to these changes by acquiring interest rate swaps which have the effect of converting LNR's variable-rate obligations into fixed-rate obligations. However, LNR continues to be exposed to risks of interest rate changes to the extent that its hedges do not cover all its borrowings or to the extent counterparties to interest rate swaps might become unable to meet their obligations to LNR.

LNR could be affected by changes in real estate markets.

   Prices of real estate, and in particular commercial real estate, tend to fluctuate significantly over time. To some extent this is due to changes in interest rates. However, it can also result from changes in economic conditions, either nationally or regionally, which affect demand for commercial space, excess capacity created by over-building, changes in tax laws or environmental laws and a variety of other factors. Historically, LNR has looked upon weak real estate markets as opportunities to acquire at low cost properties which LNR can enhance and sell when real estate markets strengthen. However, as LNR's portfolio of real estate properties and real estate related securities has increased, LNR has become increasingly vulnerable to the negative effect weak real estate markets could have on the values of assets it already holds.

   Weak real estate markets also increase the likelihood of defaults on mortgages, and make it more difficult to sell foreclosed properties for at least the amounts owed on the mortgages they secure. An increase in the rate of mortgage defaults could affect amounts the Company can realize on the mortgage loans and CMBS it holds.

LNR may have difficulty obtaining financing.

   Weak real estate markets not only affect the prices for which real estate properties can be purchased or sold, but they also affect the availability of financing for real estate investments. During weak real estate markets, lenders are reluctant to make or to renew loans secured by real estate or real estate related securities. Therefore, even if LNR would like to be purchasing properties or real estate related securities during weak markets, it may have difficulty obtaining the funds with which to do this.

LNR may have difficulty disposing of assets when it has to do so.

   LNR's basic investment strategy is to hold real estate assets until what it believes to be an optimal time to sell them. Normally, this will be during relatively strong real estate markets. However, factors beyond LNR's control can make it necessary for LNR to dispose of real estate properties or real estate related securities during weak markets. For example, LNR finances many of its CMBS purchases with reverse repurchase obligations which often require that, if the market value of the CMBS falls below specified percentages of the outstanding indebtedness, the Company must provide additional collateral, reduce the loan balance or liquidate the CMBS position. Therefore, in a period when the market value of the Company's CMBS falls significantly, LNR could be required to pay down debt with money it needs for its business, to provide additional collateral for the reverse repurchase obligations or to sell CMBS at a time when it may be very inopportune for the Company to do so. Further, markets for many types of real estate related assets are not highly liquid, which can make it particularly difficult to realize acceptable prices when disposing of large quantities of assets during weak markets.

Item 2. Properties.

   For information about properties owned by the Company for use in its commercial activities, see Item 1.

   The Company maintains its principal executive offices at 760 Northwest 107th Avenue, Miami, Florida, in a building that was built by the Company. During 2001, the Company sold this building to an unaffiliated third party and concurrently entered into an operating lease to rent approximately 16,750 square feet of office space for its principal executive offices. For its Miami operations, the Company leases additional office space in this same building. The Company has additional office space for the rest of its operations in various other office buildings it owns (one office) and leases (seven offices) across the country.

Item 3. Legal Proceedings.

   The Company is not subject to any legal proceedings other than suits in the ordinary course of its business, most of which are covered by insurance. LNR believes these suits will not, in aggregate, have a material adverse effect upon the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

   The Company's common stock currently is listed on the New York Stock Exchange under the symbol LNR. The following table sets forth the range of the high and low closing prices reported on the New York Stock Exchange composite tape for each period indicated.

                                                                    High   Low
                                                                   ------ ------
                                                                       2001
                                                                   -------------
       First Quarter.............................................. $30.25 $20.63
       Second Quarter............................................. $32.85 $25.50
       Third Quarter.............................................. $35.26 $31.04
       Fourth Quarter............................................. $33.45 $26.45
                                                                       2000
                                                                   -------------
       First Quarter.............................................. $20.69 $16.39
       Second Quarter............................................. $21.63 $18.00
       Third Quarter.............................................. $21.56 $19.31
       Fourth Quarter............................................. $22.44 $20.38

   At February 14, 2002, there were approximately 5,000 holders of record of the Company's common stock. During each of the four quarters in 2001 and 2000, the Company declared and paid cash dividends of $.0125 per common share and $.01125 per Class B common share.

Item 6. Selected Financial Data.

   The following table contains selected consolidated financial information about the Company. The selected financial data should be read in conjunction with the consolidated financial statements, the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                        Years Ended November 30,
                           --------------------------------------------------
                              2001      2000      1999      1998      1997
                           ---------- --------- --------- --------- ---------
                                (In thousands, except per share amounts)
Results of Operations (1)
  Revenues
    Real estate
     properties..........  $  209,223   214,778   194,527   148,205    76,371
    Real estate loans....      54,167    81,557    46,158    44,279    51,572
    Real estate
     securities..........     214,290   176,435   107,315    58,273    39,540
                           ---------- --------- --------- --------- ---------
      Total revenues.....  $  477,680   472,770   348,000   250,757   167,483
                           ========== ========= ========= ========= =========
  Adjusted EBITDA (2)....  $  344,064   337,054   254,606   193,665   126,282
  Interest expense.......  $  110,494   121,487    83,909    53,850    26,584
  Net earnings...........  $  135,113   115,871    95,560    73,323    44,218
  Per share amounts
    Earnings--basic......  $     4.05      3.46      2.68      2.04      1.22
    Earnings--diluted....  $     3.87      3.32      2.63      2.02      1.22
    Cash dividends--
     common stock........  $     0.05      0.05      0.05      0.05    0.0125(3)
    Cash dividends--Class
     B common stock......  $    0.045     0.045     0.045     0.045   0.01125(3)
                                           As of November 30,
                           --------------------------------------------------
                              2001      2000      1999      1998      1997
                           ---------- --------- --------- --------- ---------
                                (In thousands, except per share amounts)
Financial Position (1)
  Total assets...........  $2,836,647 2,348,856 2,283,001 1,743,805 1,023,337
  Assets by business
   segment
    Real estate
     properties..........  $1,037,098 1,153,608 1,290,149 1,006,621   435,531
    Real estate loans....  $  398,614   314,162   274,694   214,494   182,302
    Real estate
     securities..........  $1,355,923   826,092   640,791   465,514   346,189
  Total debt.............  $1,417,207 1,404,374 1,403,401 1,017,199   391,171
  Stockholders' equity...  $1,119,169   778,444   710,332   618,979   569,088
  Stockholders' equity
   per share.............  $    32.54     22.75     20.18     17.39     15.75
  Shares outstanding
    Common stock.........      24,445    24,215    25,142    24,852    25,144
    Class B common
     stock...............       9,949     9,999    10,058    10,748    10,984
                           ---------- --------- --------- --------- ---------
      Total..............      34,394    34,214    35,200    35,600    36,128
                           ========== ========= ========= ========= =========

--------
(1) LNR Property Corporation was formed in June 1997 and spun-off from Lennar Corporation ("Lennar") on October 31, 1997. The above information has been prepared to reflect the Company as a separate consolidated group for the periods presented. Results of operations for periods prior to October 31, 1997 and historical cost bases of assets and liabilities have been extracted from Lennar's financial statements.
(2) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, plus cash interest received on CMBS in excess of interest income recognized and tax credits and tax benefits from affordable housing communities.
(3) 1997 dividends reflect only the dividend declared and paid in the fourth quarter.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS INFORMATION WHICH CONSTITUTES FORWARD LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD LOOKING STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE (I) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH THE COMPANY OWNS PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY THE COMPANY ARE LOCATED,
(II) INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (III) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (IV) CHANGES IN INTEREST RATES, (V) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES, (VI) CHANGES IN AVAILABILITY OF CAPITAL OR THE TERMS ON WHICH IT IS AVAILABLE, (VII) CHANGES IN AVAILABILITY OF QUALIFIED PERSONNEL, AND
(VIII) CHANGES IN GOVERNMENT REGULATIONS, INCLUDING, WITHOUT LIMITATION, ENVIRONMENTAL REGULATIONS.

                                    OVERVIEW

   LNR Property Corporation (together with its subsidiaries, the "Company") is a real estate investment, finance and management company. The Company engages primarily in (i) acquiring, developing, managing and repositioning commercial and multi-family residential real estate properties, (ii) investing in high yielding real estate loans and purchasing at a discount portfolios of loans backed by real estate and (iii) investing in unrated and non-investment grade rated commercial mortgage-backed securities ("CMBS") as to which the Company has the right to be special servicer (i.e., to oversee workouts of underperforming and non-performing loans). For the following discussion, these businesses are grouped as follows: (a) real estate properties, (b) real estate loans, and (c) real estate securities.

   Prior to October 31, 1997, Lennar Corporation ("Lennar") transferred its real estate investment, finance and management business to the Company. On October 31, 1997, Lennar effected a spin-off of the Company to Lennar's stockholders by distributing to Lennar's stockholders one share of the Company's stock for each share of Lennar stock they held.

   The following is a summary of the Company's results of operations for the years ended November 30, 2001, 2000 and 1999 after allocating among the core business segments certain non-corporate general and administrative expenses:

                                                      2001     2000     1999
                                                    --------  -------  -------
                                                         (In thousands)
Revenues
  Real estate properties........................... $209,223  214,778  194,527
  Real estate loans................................   54,167   81,557   46,158
  Real estate securities...........................  214,290  176,435  107,315
                                                    --------  -------  -------
Total revenues.....................................  477,680  472,770  348,000
                                                    --------  -------  -------
Operating expenses
  Real estate properties...........................  114,150  137,296  100,772
  Real estate loans................................    7,399    9,060    7,638
  Real estate securities...........................   15,271   11,777    8,183
  Corporate and other..............................   24,023   25,222   16,598
                                                    --------  -------  -------
Total operating expenses...........................  160,843  183,355  133,191
                                                    --------  -------  -------
Operating earnings
  Real estate properties...........................   95,073   77,482   93,755
  Real estate loans................................   46,768   72,497   38,520
  Real estate securities...........................  199,019  164,658   99,132
  Corporate and other..............................  (24,023) (25,222) (16,598)
                                                    --------  -------  -------
Total operating earnings...........................  316,837  289,415  214,809
                                                    --------  -------  -------
Interest expense...................................  110,494  121,487   83,909
Income tax expense.................................   71,230   52,057   35,340
                                                    --------  -------  -------
Net earnings....................................... $135,113  115,871   95,560
                                                    ========  =======  =======

RESULTS OF OPERATIONS

Year ended November 30, 2001 compared to year ended November 30, 2000

   Net earnings for the year ended November 30, 2001 were $135.1 million, a 17% increase over prior year net earnings of $115.9 million. Earnings per share for the year ended November 30, 2001 were $4.05 per share ($3.87 per share diluted), a 17% increase over prior year earnings of $3.46 per share ($3.32 per share diluted). The increase in earnings was primarily due to (i) an increase in interest income and servicing fees derived from the Company's growing CMBS portfolio, (ii) an increase in interest income from the Company's mortgage loan portfolio, (iii) a decrease in depreciation expense primarily due to the timing of stabilized property sales relative to new stabilized properties coming on line in 2001 and (iv) a decrease in interest expense due primarily to lower interest rates. These increases were partially offset by (i) a decrease in equity in earnings of unconsolidated partnerships from both the Company's domestic and Japanese discount loan portfolio businesses, (ii) a decrease in property net operating income (rental income less cost of rental operations), primarily due to the timing of stabilized property sales relative to new properties coming on line in 2001 and (iii) an increase in general and administrative expenses from the Company's growing business segments.

   Overall, total revenues remained relatively flat, increasing 1% in 2001, compared to 2000. This was primarily due to the timing of asset sales, reduced interest income on variable-rate assets and a shift in the mix of the Company's investments. Lower interest income is related to transactions that are match-funded with variable-rate debt, and therefore had minimal impact on net earnings. The shift in the mix of investments relates primarily to moving investment dollars to asset classes that are currently yielding higher margins such as loans and securities.

   Operating earnings were generated from the Company's three main business segments in the following proportions: 28% from real estate properties, 14% from real estate loans and 58% from real estate securities. This compares with 25%, 23% and 52%, respectively, for the prior year. The shift in these percentages from 2000 to 2001 was primarily the result of higher gains from the sales of real estate in 2001, the gain on sale of the Company's interests in its Japanese real estate loan portfolios in 2000 and higher earnings in 2001 from the Company's growing CMBS portfolio.

   There was a $340.7 million increase in the Company's stockholders' equity at November 30, 2001 compared with November 30, 2000. Of this increase, $135.1 million resulted from net earnings during fiscal 2001, and the remainder resulted primarily from the unrealized appreciation recorded net of tax, when the Company reclassified CMBS from held-to-maturity to available-for-sale. Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires these securities be classified as available-for-sale because of the possibility that the Company may sell the securities as the CMBS pools to which they relate pay down substantially and the securities get closer to their economic maturity. Available-for-sale securities are carried at their fair market value, rather than their amortized cost. Unrealized changes in the fair market value of the CMBS are recognized through stockholders' equity, net of tax, and therefore do not directly affect the Company's consolidated statement of earnings.

Year ended November 30, 2000 compared to year ended November 30, 1999

   Net earnings for the year ended November 30, 2000 were $115.9 million, a 21% increase over prior year net earnings of $95.6 million. Earnings per share for the year ended November 30, 2000 were $3.46 per share ($3.32 per share diluted), a 29% increase over prior year earnings of $2.68 per share ($2.63 per share diluted). The increase in earnings was primarily due to (i) an increase in interest income and servicing fees derived from the Company's growing CMBS portfolio, (ii) greater earnings from the Company's participation in Madison Square Company LLC ("Madison"), a partnership that invests primarily in CMBS,
(iii) a gain on sale of the Company's interests in its Japanese real estate loan portfolios and (iv) an increase in net operating income from a larger portfolio of stabilized properties. These increases were partially offset by
(i) fewer gains on sales of real estate properties, (ii) an increase in interest expense due to increased borrowing levels and higher interest rates and (iii) increased depreciation and other operating expenses from the Company's growing business segments.

   Operating earnings were generated from the Company's three main business segments in the following proportions: 25% from real estate properties, 23% from real estate loans and 52% from real estate securities. This compares with 40%, 17% and 43%, respectively, for the prior year. The shift in these percentages from 1999 to 2000 is primarily the result of fewer gains on sales of real estate in 2000, the gain on sale of the Company's interests in its Japanese real estate loan portfolios in 2000, higher earnings from the Company's increased investments in structured junior loan participations in short- to medium-term variable-rate real estate loans in 2000 and higher earnings from the Company's growing CMBS portfolio in 2000.

Real Estate Properties

                                                   2001      2000      1999
                                                ---------- --------- ---------
                                                        (In thousands)
Rental income.................................. $  111,669   139,264    95,391
Equity in earnings of unconsolidated
 partnerships..................................     25,796    30,810    31,281
Gains on sales of real estate..................     63,535    38,522    67,187
Gains on sales of unconsolidated partnership
 interests.....................................        746     3,335        -
Management fees................................      7,477     2,847       668
                                                ---------- --------- ---------
  Total revenues...............................    209,223   214,778   194,527
                                                ---------- --------- ---------
Cost of rental operations......................     58,642    78,682    53,881
Other operating expenses (1)...................     29,998    22,052    16,685
Depreciation...................................     25,267    36,138    27,393
Minority interests.............................        243       424     2,813
                                                ---------- --------- ---------
  Total operating expenses (1).................    114,150   137,296   100,772
                                                ---------- --------- ---------
  Operating earnings........................... $   95,073    77,482    93,755
                                                ========== ========= =========
Balance sheet data:
Operating properties and equipment, net........ $  719,662   818,486   982,230
Land held for investment.......................     42,229    52,969   126,047
Investments in unconsolidated partnerships.....    226,708   234,219   155,914
Other assets...................................     48,499    47,934    25,958
                                                ---------- --------- ---------
  Total segment assets......................... $1,037,098 1,153,608 1,290,149
                                                ========== ========= =========

--------
(1) Operating expenses do not include interest expense.

   Real estate properties include rental apartment communities (market-rate and affordable housing communities, substantially all of which qualify for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code), office buildings, industrial/warehouse facilities, hotels, retail centers and land that the Company acquires and develops, redevelops or repositions. These properties may be wholly-owned or owned through partnerships that are either consolidated or accounted for by the equity method, and therefore reflected on the Company's balance sheet only as an investment in unconsolidated partnerships. Real estate properties also include the Company's 50% interest in Lennar Land Partners ("LLP"), a non-consolidated partnership accounted for under the equity method which is engaged in the acquisition, development and sale of land. Total revenues from real estate properties include rental income from operating properties, equity in earnings of unconsolidated partnerships that own and operate real estate properties, gains on sales of properties or those unconsolidated partnership interests, and fees earned from managing those partnerships. Operating expenses include the direct costs of operating the real estate properties, the related depreciation and the overhead associated with managing the properties and some of the partnerships.

   During 2001, the Company sold matured stabilized properties and concentrated on completing the development, repositioning and lease-up of its existing portfolio, limiting new property acquisitions. Additionally, an increasing share of the Company's newer development and repositioning property investments have been through partnerships, most of which are reflected as investments in unconsolidated partnerships. This has resulted in an overall lower investment in the property segment for the Company. Approximately 58% of the Company's remaining property portfolio is still undergoing development or repositioning. The majority of these properties are pre-leased, which will result in their contributing to net operating income as these properties are completed and tenants begin to pay rent.

Year ended November 30, 2001 compared to year ended November 30, 2000

   Overall, operating earnings from real estate properties were $95.1 million for the year ended November 30, 2001, compared to $77.5 million in 2000. This increase was primarily due to higher gains on sales of real estate, higher management fees and lower depreciation expense. These increases were partially offset by a decline in property net operating income, lower equity in earnings of unconsolidated partnerships, and higher other operating expenses.

   Total rental income decreased to $111.7 million in 2001 from $139.3 million in 2000. In 2001 and 2000, respectively, rental income consisted of $82.5 million and $75.8 million from commercial properties (office, industrial/warehouse and retail), $2.0 million and $15.6 million from market-rate rental apartment communities, $12.5 million and $20.2 million from affordable housing communities, and $14.7 million and $27.7 million from hotels and other properties. Cost of rental operations decreased to $58.6 million for the year ended November 30, 2001 from $78.7 million in 2000. The decreases in rental income and cost of rental operations were primarily due to the timing of stabilized property sales relative to new stabilized properties coming on line in 2001.

   Equity in earnings of unconsolidated partnerships decreased to $25.8 million in 2001 from $30.8 million in 2000, primarily due to lower earnings from LLP and a decrease in partnership earnings from the Company's stabilized affordable housing partnerships. LLP primarily sells land to homebuilders, including Lennar, the Company's former parent company and its partner in LLP. Equity in earnings from LLP may vary from period to period depending on the timing of housing starts. The affordable housing partnerships typically generate pre-tax operating losses, which are more than offset by the tax credits and benefits which directly reduce the Company's overall income taxes. These decreases in earnings, relating to LLP and the affordable housing partnerships, were partially offset by partnership earnings from the sale of the properties held by two unconsolidated single-asset partnerships.

   Gains on sales of real estate increased to $63.5 million in 2001 from $38.5 million in 2000. Gains on sales of real estate in 2001 include $51.5 million from sales of stabilized market-rate operating properties, $3.2 million from syndications of affordable housing communities, and $8.8 million from sales of land. Gains on sales of real estate fluctuate from period to period based on the timing of asset sales.

   Management fees increased to $7.5 million in 2001 from $2.8 million in 2000. This increase was primarily due to developer and other fees the Company received for managing the properties for its partners.

   Other operating expenses increased to $30.0 million in 2001 from $22.1 million in 2000. This increase was due to additional personnel and administrative costs necessary to support the growth in the overall real estate portfolio managed by the Company, including wholly-owned real estate and real estate owned by partnerships.

   Depreciation expense decreased to $25.3 million in 2001 from $36.1 million in 2000. Since the Company has not been replacing stabilized properties as quickly as they have been sold, this has resulted in a lower investment in stabilized operating properties and a corresponding lower depreciation expense.

   The net book value of operating properties and equipment at November 30, 2001 and the net operating income for the year then ended with regard to various types of properties owned by the Company were as follows:

                                                            Net
                                                         Operating NOI as a %
                                      Net Book Occupancy  Income   of Net Book
                                       Value   Rate (1)  (NOI) (2)    Value
                                      -------- --------- --------- -----------
                                         (In thousands, except percentages)
Market-rate operating properties
  Stabilized operating properties
    Office........................... $167,737    94%     $23,064      14%
    Retail...........................   15,791    94%       2,209      14%
    Industrial/warehouse.............   49,312   100%       6,612      13%
    Ground leases....................   11,135   100%       2,108      19%
                                      --------   ----     -------      ---
      Commercial.....................  243,975    97%      33,993      14%
      Hotel..........................   16,360    40%       1,268       8%
                                      --------            -------      ---
                                       260,335             35,261      14%
                                      --------            -------
  Under development or repositioning
    Office...........................  256,160              6,576
    Retail...........................   32,900              2,071
                                      --------            -------
      Commercial.....................  289,060              8,647
      Multi-family...................   80,132                646
      Hotel..........................   29,290                732
                                      --------            -------
                                       398,482             10,025
                                      --------            -------
Total market-rate operating
 properties..........................  658,817             45,286
                                      --------            -------
Affordable housing communities
      Stabilized.....................   40,659    93%       4,991
      Development....................   15,184                 -
                                      --------            -------
Total affordable housing
 communities.........................   55,843              4,991
                                      --------            -------
Furniture, fixtures and equipment....    5,002                 -
                                      --------            -------
Total................................ $719,662            $50,277
                                      ========            =======

--------
(1) Occupancy rate at November 30, 2001.
(2) NOI for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses.

   As of November 30, 2001, approximately 40% of the Company's market-rate operating properties, based on net book value, had reached stabilized occupancy levels and were yielding in total 14% on net book value. The anticipated improvements in the earnings of the not yet stabilized operating properties are not expected to be recognized until future periods.

   Hotel occupancy decreased from 59% at November 30, 2000 to 40% at November 30, 2001 on the Company's two wholly-owned operating hotels primarily due to the tragic events of September 11, 2001 and general economic conditions. Both of these factors resulted in lower levels of occupancy in 2001 by a major customer at one of the wholly-owned operating hotels. This customer will be occupying the hotel at 2000 levels beginning in February 2002. Occupancy at February 28, 2002 was back to 56%.

   The Company entered the business of owning, developing and syndicating affordable housing communities in 1998. Initially the Company's strategy was to retain the tax credits generated through owning the majority of the partnership interests in the affordable housing communities and then using those credits to reduce the Company's overall effective tax rate. However, the demand for credits has since increased significantly and the Company found it could generate higher returns on its investment by selling the credits rather than by using them. The Company has shifted its strategy away from owning the majority of the partnership interests in the affordable housing communities toward syndicating those interests. After such syndications, the Company continues to hold a small interest (typically ranging from 1% to 10%) in these partnerships and continues to manage the communities for which it earns management fees. The Company expects to generate fee income and gains in future years from such syndications. As a result, the Company's investment in affordable housing communities, as well as the amount of tax credits it holds and utilizes to reduce its tax rate, declined in 2001. Pre-tax operating margins for the affordable housing communities are generally lower than for market-rate rentals. However, the Company receives its desired yield from these investments after adding in (i) the impact of lower income taxes as a result of the tax credits and other related tax deductions and (ii) profits from sales of tax credits to others. The net investment in the Company's affordable housing communities at November 30, 2001 was as follows:

                                                                   (In thousands)
     Operating properties.........................................    $ 55,843
     Investments in unconsolidated partnerships...................      70,646
     Debt and other...............................................     (44,170)
                                                                      --------
       Net investment in affordable housing communities...........    $ 82,319
                                                                      ========

   As of November 30, 2001, the Company had been awarded and held rights to approximately $140 million in gross tax credits, with approximately 60% relating to apartment communities that have not yet reached stabilized occupancy levels.

Year ended November 30, 2000 compared to year ended November 30, 1999

   Overall, operating earnings from real estate properties were $77.5 million for the year ended November 30, 2000, compared to $93.8 million in 1999. Net operating income from the Company's operating properties increased 46% to $60.6 million in 2000 from $41.5 million in 1999. This increase was more than offset by $28.7 million of lower gains on sales of real estate and an increase in depreciation and other operating expenses.

   Total rental income increased to $139.3 million for the year ended November 30, 2000 from $95.4 million in 1999. In 2000 and 1999, respectively, rental income consisted of $75.8 million and $42.7 million from commercial properties (office, industrial/warehouse and retail), $15.6 million and $14.1 million from market-rate rental apartment communities, $20.2 million and $20.7 million from affordable housing communities, and $27.7 million and $17.9 million from hotels and other properties. The increases were primarily due to the Company's growing stabilized operating property portfolio. Overall occupancy and rental rates were similar in the two years for stabilized operating properties. Cost of rental operations increased to $78.7 million for the year ended November 30, 2000 from $53.9 million in 1999 due to the Company's growing stabilized operating property portfolio.

   Gains on sales of real estate decreased to $38.5 million in 2000 from $67.2 million in the prior year. The higher gains in 1999 include a $27.6 million gain on the sale of four market-rate apartment communities.

   Management fees increased to $2.8 million in 2000 from $0.7 million in 1999. This increase was primarily due to fees related to the affordable housing business.

   Other operating expenses increased to $22.1 million for the year ended November 30, 2000, compared to $16.7 million in 1999. This increase was due to additional personnel and administrative costs necessary to support the growth in the real estate property portfolio the Company manages.

   Depreciation expense increased to $36.1 million for the year ended November 30, 2000 from $27.4 million in 1999. This increase was due to the growth in the stabilized operating property portfolio.

   The net book value of operating properties and equipment at November 30, 2000 and the net operating income for the year then ended with regard to various types of properties owned by the Company were as follows:

                                                            Net
                                                         Operating NOI as a %
                                      Net Book Occupancy  Income   of Net Book
                                       Value   Rate (1)  (NOI) (2)    Value
                                      -------- --------- --------- -----------
                                         (In thousands, except percentages)
Market-rate operating properties
  Stabilized operating properties
    Office........................... $232,369    84%     $29,855      13%
    Retail...........................   32,700    91%       5,401      17%
    Industrial/warehouse.............   60,482   100%       8,030      13%
    Ground leases....................   18,439   100%       2,641      14%
                                      --------   ----     -------      ---
      Commercial.....................  343,990    92%      45,927      13%
      Multi-family...................    2,536    98%         397      16%
      Hotel..........................   15,661    59%       2,047      13%
                                      --------            -------      ---
                                       362,187             48,371      13%
                                      --------            -------
  Under development or repositioning
    Office...........................  219,255              4,967
    Retail...........................   29,532                658
    Industrial/warehouse.............    4,227                 -
                                      --------            -------
      Commercial.....................  253,014              5,625
      Multi-family...................   57,364                 -
      Hotel..........................   29,877              1,175
                                      --------            -------
                                       340,255              6,800
                                      --------            -------
Total market-rate operating
 properties..........................  702,442             55,171
                                      --------            -------
Affordable housing communities
    Stabilized.......................   48,794    96%       5,405
    Development......................   59,874                 -
                                      --------            -------
Total affordable housing
 communities.........................  108,668              5,405
                                      --------            -------
Furniture, fixtures and equipment....    7,376                 -
                                      --------            -------
Total................................ $818,486            $60,576
                                      ========            =======

--------
(1) Occupancy rate at November 30, 2000.
(2) NOI for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses.

   As of November 30, 2000, approximately 52% of the Company's market-rate operating properties, based on net book value, had reached stabilized occupancy levels and were yielding in total 13% on net book value.

   The net investment in the Company's affordable housing communities at November 30, 2000 was as follows:

                                                                   (In thousands)
     Operating properties.........................................    $108,668
     Investments in unconsolidated partnerships...................      67,893
     Debt and other...............................................     (68,187)
                                                                      --------
       Net investment in affordable housing communities...........    $108,374
                                                                      ========

   As of November 30, 2000, the Company had been awarded and held rights to over $198 million in gross tax credits, with approximately 61% relating to apartment communities that have not yet reached stabilized occupancy levels.

Real Estate Loans

                                                        2001    2000    1999
                                                      -------- ------- -------
                                                           (In thousands)
Interest income...................................... $ 45,745  36,758  18,874
Equity in earnings of unconsolidated partnerships....    4,554  19,370  21,700
Gains on sales of unconsolidated partnership
 interests...........................................       -   20,336      -
Management fees......................................    3,732   4,656   5,080
Other income.........................................      136     437     504
                                                      -------- ------- -------
  Total revenues.....................................   54,167  81,557  46,158
                                                      -------- ------- -------
Operating expenses (1)...............................    5,167   6,665   5,492
Minority interests...................................    2,232   2,395   2,146
                                                      -------- ------- -------
  Total operating expenses (1).......................    7,399   9,060   7,638
                                                      -------- ------- -------
  Operating earnings................................. $ 46,768  72,497  38,520
                                                      ======== ======= =======
Balance sheet data:
Mortgage loans, net.................................. $331,517 243,987 152,827
Investments in unconsolidated partnerships...........    8,917  14,184  69,830
Other investments....................................   55,504  52,274  49,991
Other assets.........................................    2,676   3,717   2,046
                                                      -------- ------- -------
  Total segment assets............................... $398,614 314,162 274,694
                                                      ======== ======= =======

--------
(1) Operating expenses do not include interest expense.

   Real estate loans include the Company's direct investments in high yielding loans, as well as its domestic and foreign discount loan portfolio investments, owned primarily through unconsolidated partnerships, and related loan workout operations. Total revenues include interest income, equity in earnings of unconsolidated partnerships and management fees earned from those partnerships. Operating expenses include the overhead associated with servicing the loans and managing the partnerships.

Year ended November 30, 2001 compared to year ended November 30, 2000

   Operating earnings from real estate loans were $46.8 million for the year ended November 30, 2001, compared to $72.5 million in 2000. This decrease was primarily due to the sale of the Company's investment interests in its Japanese discount loan portfolios in 2000 and lower earnings from the Company's domestic discount loan portfolio business. These decreases were partly offset by an increase in interest income.

   Interest income increased to $45.7 million for the year ended November 30, 2001 from $36.8 million in 2000. Interest income primarily includes interest earned on investments in structured junior participations in high-quality short- to medium-term variable-rate real estate loans ("B-Notes"). During the year ended November 30, 2001, the Company funded seven new B-Note investments for $124.9 million and four B-Notes with a face amount of $98.7 million paid off in full. The Company's B-Note investments at November 30, 2001 totaled $242.6 million, net. These investments contributed $24.8 million to interest income in 2001, compared to $22.2 million in 2000. Interest income in 2001 also included $4.2 million from the early payoff of a discounted mortgage loan. These increases in interest income were partially offset by lower variable interest rates.

   For the year ended November 30, 2001, equity in earnings of unconsolidated partnerships decreased to $4.6 million from $19.4 million in 2000. This decrease was due to a decline in earnings from the Company's Japanese discount loan portfolios, which were sold in April 2000, and a decline in earnings from the Company's domestic discount loan portfolios, as expected, due to the liquidation of most of the assets in these portfolios in prior periods.

   Gains on sales of unconsolidated partnership interests in 2000 reflect the sale of the Company's investment interests in its Japanese discount loan portfolios.

   Operating expenses decreased to $5.2 million for the year ended November 30, 2001 from $6.7 million in 2000, primarily due to the sale of the Company's Japanese discount loan portfolios in April 2000, partially offset by increased general and administrative expenses to support the growth in the Company's mortgage loan portfolio.

Year ended November 30, 2000 compared to year ended November 30, 1999

   Operating earnings from real estate loans increased to $72.5 million for the year ended November 30, 2000 from $38.5 million in 1999. This increase was primarily due to the gain on sale of the Company's interests in its Japanese discount loan portfolios and an increase in interest income.

   Interest income increased to $36.8 million for the year ended November 30, 2000 from $18.9 million in 1999. This increase was primarily due to additional investments in B-Notes. During the year ended November 30, 2000, the Company funded additional investments for $150.6 million, bringing the total investment in B-Notes as of November 30, 2000 to $216.4 million. These investments contributed $22.2 million to interest income for the year ended November 30, 2000.

   For the year ended November 30, 2000, equity in earnings of unconsolidated partnerships decreased to $19.4 million from $21.7 million in 1999. As expected, earnings from the Company's domestic discount loan portfolios decreased $11.3 million, contributing only $9.5 million during the year because of the liquidation of most of the assets in the portfolios in prior years. This decrease was partially offset by an increase in earnings from the Company's investments in and workout of distressed Japanese discount loan portfolios prior to their sale.

   In April 2000, the Company sold its investment interests in 16 Japanese real estate loan portfolios for $66.4 million. The sale of these investment interests resulted in a pre-tax gain of $20.3 million.

   Management fees decreased to $4.7 million for the year ended November 30, 2000 from $5.1 million in 1999, due to fewer domestic loan portfolio resolutions.

   Operating expenses increased to $6.7 million for the year ended November 30, 2000 from $5.5 million in 1999, primarily due to increased general and administrative expenses to support the growth in the Company's mortgage loan portfolio.

Real Estate Securities

                              2001      2000    1999
                           ----------  ------- -------
                                 (In thousands)
Interest income........... $  135,594  110,988  87,590
Equity in earnings of
 unconsolidated
 partnerships.............     44,802   36,852   4,077
Gains on sales of
 investment securities....      9,717   13,134   6,056
Management and servicing
 fees.....................     25,131   15,461   9,592
Other, net................       (954)      -       -
                           ----------  ------- -------
  Total revenues..........    214,290  176,435 107,315
                           ----------  ------- -------
Operating expenses (1)....     15,210   10,797   7,502
Minority interests........         61      980     681
                           ----------  ------- -------
  Total operating expenses
   (1)....................     15,271   11,777   8,183
                           ----------  ------- -------
  Operating earnings...... $  199,019  164,658  99,132
                           ==========  ======= =======
Balance sheet data:
Investment securities..... $1,215,121  696,402 510,920
Investments in
 unconsolidated
 partnerships.............    116,517  105,572  90,148
Other assets..............     24,285   24,118  39,723
                           ----------  ------- -------
  Total segment assets.... $1,355,923  826,092 640,791
                           ==========  ======= =======

--------
(1) Operating expenses do not include interest expense.

   Real estate securities include unrated and non-investment grade rated subordinated CMBS which are collateralized by pools of mortgage loans on commercial and multi-family residential real estate properties. It also includes the Company's investment in Madison, as well as investments in entities in related businesses. Total revenues from real estate securities include primarily interest income, equity in the earnings of Madison, gains on sales of securities, servicing fees from acting as special servicer for CMBS transactions and fees earned from managing Madison. Operating expenses include the overhead associated with managing the investments and Madison and costs of the special servicing responsibilities.

Year ended November 30, 2001 compared to year ended November 30, 2000

   Overall operating earnings from real estate securities increased to $199.0 million for the year ended November 30, 2001 from $164.7 million in 2000. Earnings were higher primarily due to (i) increased interest income and fees resulting from the growth of the Company's CMBS portfolio, (ii) greater recognition of earnings due to actual CMBS performance continuing to exceed original expectations and (iii) increased equity in earnings from the Company's investment in Madison. These increases were partially offset by (i) a decrease in gains on sales of investment securities and (ii) an increase in operating expenses.

   In recording CMBS interest income, the Company recognizes excess cash flows over the initial investment over the life of the security to achieve a level yield. To date, this has resulted in less recognition of interest income than the amount of interest actually received. The excess interest received is applied to reduce the Company's CMBS investment. The Company's initial and ongoing estimates of cash flows from CMBS investments are based on a number of assumptions that are subject to various business and economic conditions, the most significant of which is the timing and magnitude of credit losses on the underlying mortgages.

   The Company has already begun to receive principal payments from 13 of its CMBS securities, and nine have matured entirely. Actual loss experience to date, particularly for older transactions (3 to 8 years in age), is significantly lower than originally underwritten by the Company. Therefore, changes to original estimated yields have resulted, and the Company believes they should continue to result, in improved earnings from these transactions. The Company believes these improvements resulted from its success in managing and working out the underlying loans and stable real estate fundamentals. However, the positive experience on these older transactions will not necessarily translate into yield improvements on newer investments.

   During the year ended November 30, 2001, the Company acquired $471.1 million face amount of fixed-rate CMBS for $214.7 million and $100.1 million face amount of short-term floating-rate CMBS for $84.7 million. The following is a summary of the CMBS portfolio held by the Company at November 30, 2001:

                                        Weighted                      Weighted  Weighted
                                        Average                        Average   Average
                                Face    Interest    Book    % of Face   Cash      Book
                               Amount     Rate     Value     Amount   Yield (1) Yield (2)
                             ---------- -------- ---------- --------- --------- ---------
                                       (In thousands, except percentages)
Fixed-rate
  BB rated or above........  $  370,324   6.74%  $  262,304   70.8%      9.5%     12.3%
  B rated..................     509,884   6.56%     275,929   54.1%     11.6%     12.5%
  Unrated..................     886,048   7.01%     203,088   22.9%     29.1%     33.3%
                             ----------  -----   ----------   ----      ----      ----
    Total..................   1,766,256   6.82%     741,321   42.0%     15.7%     18.1%
Floating-rate/short-term
  BB rated or above........      12,789   3.81%      11,329   88.6%      4.3%      9.4%
  B rated..................      22,345   8.56%      20,880   93.4%      9.2%     12.5%
  Unrated..................     108,261  12.86%      87,917   81.2%     15.8%     13.2%
                             ----------  -----   ----------   ----      ----      ----
    Total..................     143,395  11.33%     120,126   83.8%     13.5%     12.7%
Total amortized cost.......   1,909,651   7.15%     861,447   45.1%     15.3%     17.4%
Excess of fair value
 over amortized cost.......         --              353,674
                             ----------          ----------
Total CMBS portfolio (3)...  $1,909,651          $1,215,121
                             ==========          ==========

--------
(1) Cash yield is determined by annualizing the actual cash received during the month of November 2001, and dividing the result by the book value at November 30, 2001.
(2) Book yield is determined by annualizing the interest income for the month of November 2001, and dividing the result by the book value at November 30, 2001.
(3) This table excludes CMBS owned through unconsolidated partnerships.

   Equity in earnings of unconsolidated partnerships primarily represents the Company's participation in Madison, which was formed in April 1999. The venture owns approximately $1.5 billion of real estate related securities. The Company's investment in the venture as of the end of the year was $109.8 million, representing a 25.8% ownership interest. In addition to its investment in the venture, the Company maintains a significant ongoing role in the venture, for which it earns fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services. Madison contributed $44.8 million of equity in earnings of unconsolidated partnerships to the real estate securities line of business for the year ended November 30, 2001.

   At least in part through the Company's efforts as special servicer, the underlying collateral in the Company's CMBS pools continues to perform at much higher levels than originally anticipated. In recognition of this improvement, the rating agencies continue to upgrade many of the Company's bond positions, often to investment grade from non-investment grade status. The improved rating increases the value of the securities. As a result, in 2001, the Company sold six CMBS investments, which had been upgraded to investment grade for a gain of $5.0 million. These bonds were originally purchased as non-investment grade securities at substantial discounts and were sold at or above par.

   Additionally, there are a number of CMBS pools in which the Company owns unrated bonds that have had significant principal paydowns, leaving only a small percentage of the bonds remaining. As a result, the Company is able to sell some of these bonds (or the underlying loans after executing a "clean-up call") for significant profits prior to stated maturity, maximizing the Company's return on investment. In 2001, the Company sold all classes of bonds it owned in one seasoned CMBS pool at close to par for a gain of $4.9 million. Over 93% of the original pool had paid off prior to this sale, which allowed the securitization to be terminated through a clean-up call. The underlying loans were then sold to three financial institutions. As the Company's portfolio continues to mature, it expects these types of transactions to increase.

   The gains on sales of investment securities in 2000 resulted from the sale of the Company's remaining investment in the common stock of Bank United Corporation.

   Gains on sales of securities can fluctuate from period to period depending on the timing of asset sales.

   During 2001, the Company reclassified its held-to-maturity CMBS securities to available-for-sale in accordance with the requirements of SFAS No. 115. Although the Company has the financial ability to hold these bonds to their stated maturities, it sometimes is advantageous for the Company to sell the bonds as the CMBS pools to which they relate pay down significantly and the bonds get close to economic maturity. Because the Company may choose to do this, SFAS No. 115 requires all the Company's CMBS to be classified as available-for-sale and also requires the bond values to be adjusted to fair market value, net of tax, through stockholders' equity. As a result, at November 30, 2001, all of the Company's directly owned securities were classified as available-for-sale and their book value was written up to include unrealized appreciation.

   Management and servicing fees increased to $25.1 million for the year ended November 30, 2001 from $15.5 million in 2000. This increase was primarily due to the increase in the number of CMBS mortgage pools (83 at November 30, 2001 versus 65 at November 30, 2000) for which the Company acts as a special servicer.

   Operating expenses increased to $15.2 million in 2001 compared to $10.8 million in 2000, primarily due to increases in personnel and out-of-pocket expenses directly related to the growth of the Company's CMBS portfolio.

Year ended November 30, 2000 compared to year ended November 30, 1999

   Overall operating earnings from real estate securities increased to $164.7 million for the year ended November 30, 2000 from $99.1 million in 1999. Earnings were higher primarily due to (i) increased interest income associated with the growth of the Company's CMBS portfolio, (ii) greater recognition of earnings due to actual CMBS performance continuing to exceed original expectations, (iii) increased equity in earnings from the Company's participation in Madison and (iv) the gain on sale of the Company's remaining investment in the common stock of Bank United Corporation.

   During the year ended November 30, 2000, the Company acquired $426.9 million face amount of fixed-rate CMBS for $192.8 million and $52.5 million face amount of short-term floating-rate CMBS for $46.7 million. The following is a summary of the CMBS portfolio held by the Company at November 30, 2000:

                                          Weighted                    Weighted  Weighted
                                          Average                      Average   Average
                                  Face    Interest   Book   % of Face   Cash      Book
                                 Amount     Rate    Value    Amount   Yield (1) Yield (2)
                               ---------- -------- -------- --------- --------- ---------
                                           (In thousands, except percentages)
Fixed-rate
  BB rated or above........    $  314,623   7.16%  $227,065   72.2%     10.0%     12.9%
  B rated..................       436,173   6.60%   233,672   53.6%     12.3%     13.0%
  Unrated..................       793,645   7.17%   184,256   23.2%     30.3%     30.0%
                               ----------  -----   --------   ----      ----      ----
    Total..................     1,544,441   7.01%   644,993   41.8%     16.7%     17.9%
Floating-rate/short-term
  BB rated or above........        12,789   7.90%    10,893   85.2%      9.3%      9.3%
  Unrated..................        39,697  11.68%    35,489   89.4%     12.6%      8.6%
                               ----------  -----   --------   ----      ----      ----
    Total..................        52,486  10.64%    46,382   88.4%     11.8%      8.7%
Total amortized cost.......     1,596,927   7.11%   691,375   43.3%     16.3%     17.3%
Excess of fair value
 over amortized cost.......           --              5,027
                               ----------          --------
Total CMBS portfolio (3)...    $1,596,927          $696,402
                               ==========          ========

--------
(1) Cash yield is determined by annualizing the actual cash received during the month of November 2000, and dividing the result by the book value at November 30, 2000.
(2) Book yield is determined by annualizing the interest income for the month of November 2000, and dividing the result by the book value at November 30, 2000.
(3) This table excludes CMBS owned through unconsolidated partnerships.

   Equity in earnings of unconsolidated partnerships primarily represents the Company's participation in Madison. The Company's investment in the venture as of the end of the year was $105.6 million, representing a 25.8% ownership interest. Madison contributed $41.7 million of equity in earnings of unconsolidated partnerships to the real estate securities line of business for the year ended November 30, 2000.

   The $13.1 million gain on sale of investment securities during the year ended November 30, 2000 resulted from the sale of the Company's remaining 417,000 shares of common stock of Bank United Corporation.

   Management and servicing fees increased to $15.5 million from $9.6 million in 1999. This increase was primarily attributable to the increase in the number of CMBS mortgage pools (65 at November 30, 2000 versus 55 at November 30, 1999) for which the Company acts as a special servicer.

   Operating expenses increased to $10.8 million in 2000 compared to $7.5 million in 1999. This increase is primarily due to increased personnel and out-of-pocket expenses directly related to the growth of the Company's CMBS portfolio.

Corporate, Other, Interest and Income Tax Expenses

Year ended November 30, 2001 compared to year ended November 30, 2000

   Interest expense decreased to $110.5 million in 2001 from $121.5 million in 2000. This decrease was primarily due to a decrease in interest rates and, to a lesser extent, lower borrowing levels. Weighted average borrowing rates were 6.8% at November 30, 2001, compared to 8.6% at November 30, 2000. Average borrowing levels were $1,457.0 million in 2001 compared to $1,501.1 million in 2000. See further detail below under "Financial Condition, Liquidity and Capital Resources."

   Income tax expense increased to $71.2 million in 2001 from $52.1 million in 2000. This increase was primarily due to an increase in pre-tax earnings, and to a lesser extent, a lower level of Low-Income Housing Tax Credits utilized. Because the level of tax credits was lower in 2001 and pre-tax earnings increased, the effective tax rate in 2001, including state income taxes, was 35% compared to 31% in 2000.

Year ended November 30, 2000 compared to year ended November 30, 1999

   Corporate and other operating expenses increased to $25.2 million in 2000 from $16.6 million in 1999, primarily due to overall Company growth.

   Interest expense increased to $121.5 million in 2000 from $83.9 million in 1999. This increase was primarily attributable to the Company's increased borrowing levels throughout most of the year and, to a lesser extent, higher interest rates. The increased borrowing levels were to support larger real estate loans and CMBS portfolios. The Company's mortgage notes and other debts payable remained relatively flat at November 30, 2000 compared to November 30, 1999, primarily due to the sale of several properties near the end of 2000.

   Income tax expense increased to $52.1 million in 2000 from $35.3 million in 1999 due to an increase in pre-tax earnings. The Company's effective tax rate was 31% in 2000 compared to 27% for 1999. The Company utilized tax credits of $14.6 million and $14.8 million in 2000 and 1999, respectively, to reduce tax expense. Because the level of tax credits remained essentially the same but the pre-tax earnings increased by 28%, the effective tax rate in 2000 was higher than in 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   The Company's operating activities used $24.5 million and $35.2 million of cash in 2001 and 2000, respectively. The decrease in cash used for operating activities was primarily due to a lower increase in other assets and restricted cash, offset by lower net earnings after adjusting for the effects of non-cash items (contributions of non-cash items to cash flow are reflected in cash flow from investing activities below).

   The Company's investing activities provided $53.3 million in 2001 and used $4.8 million in 2000. The increase in cash provided by investing activities was primarily due to fewer acquisitions of, and less development spending on, properties and land held for investment, increased principal collections on mortgage loans and CMBS, increased distributions from unconsolidated partnerships and more proceeds from the syndication of affordable housing communities. These increases were partially offset by increased purchases of investment securities and mortgage loans, additional investments in unconsolidated partnerships and fewer proceeds from the sales of unconsolidated partnership interests.

   The Company's financing activities used $24.2 million in 2001 and provided $33.4 million in 2000. The increase in cash used in financing activities was primarily due to more net payments made under the Company's repurchase agreements and revolving credit lines and more principal payments made on mortgage notes and other debt. These increases in cash used were somewhat offset by more proceeds received from borrowings under the Company's mortgage notes and other debts payable and less purchases of treasury stock.

   The Company's investment activities consist primarily of purchasing real estate related financial instruments and commercial and multi-family residential properties, in part with borrowed funds. The value of all financial instruments, or the earnings from them, is affected by changes in interest rates. However, real estate related financial instruments are particularly sensitive to interest rate changes, because the value of the real estate which collateralizes the instruments, as well as the purely financial aspects of the instruments themselves, are affected by changes in interest rates. Similarly, the cost of borrowing is affected by changes in interest rates, and the willingness of lenders to finance purchases of real estate related financial instruments is affected by factors, including changes in interest rates, which affect the value of the real estate. To a substantial extent, conditions which reduce the value of the Company's assets increase the cost of owning them.

   The Company uses interest rate swaps to reduce the extent to which it will be affected by changes in interest rates, which affect the value of the assets it holds or the cost of debt it has incurred (see below). However, the Company cannot protect itself against the effect changes in interest rates, or other occurrences which affect real estate values, may have on its ability to borrow funds with which to finance new investments. It also cannot fully protect itself against losses it would suffer if, because of declines in real estate values, it were unable to realize expected returns from its real estate related assets or to dispose of those assets for prices at least equal to its investment in them.

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

   At November 30, 2001, the Company had approximately $700 million of available liquidity, which included approximately $610 million of cash and availability under credit facilities, and approximately $90 million under committed project level term financing. Additionally, in January 2002, the Company entered into a new $430 million reverse repurchase obligation ("repo") line to finance the acquisition of securities and loans. This facility matures in January 2005 and has a one-year extension option.

   The Company has a $350.0 million unsecured revolving credit facility, which matures in July 2004 assuming a one-year extension option is exercised. At November 30, 2001, $10.0 million was outstanding under this facility, although the Company had issued and outstanding $42.1 million of standby letters of credit utilizing the facility. The facility contains certain financial tests and restrictive covenants, none of which are currently expected to restrict the Company's activities.

   The Company has various secured revolving lines of credit with an aggregate commitment of $355.0 million, of which $175.2 million was outstanding at November 30, 2001. These lines are collateralized by CMBS and mortgage loans and mature through January 2006.

   The Company has financed some of its purchases of CMBS under repo facilities, which are in effect borrowings secured by the CMBS. These repo agreements contain provisions which may require the Company to repay amounts or post additional collateral prior to the scheduled maturity dates if the market value of the bonds which collateralize them significantly decline. Therefore, if the market value of the Company's CMBS falls significantly, the Company could be required to either use cash flow the Company needs to operate and grow the business or to sell assets at a time when it may not be most appropriate for the Company to do so, to generate cash needed to repay amounts under repo obligations.

   At November 30, 2001, the Company had three repo facilities through which it financed selected CMBS. The first facility had a commitment of $58.3 million, of which $58.3 million was outstanding and is required to be paid in full by June 2004. The second facility had a commitment of $50.0 million of which $0 million was outstanding. This facility matures in June 2002. The third facility is a $150.0 million non-recourse facility, which matures in March 2003, and had an outstanding balance of $101.4 million at November 30, 2001. Additionally, the Company has received seller financing in the form of term repos for eight specific CMBS transactions. These agreements had an aggregate commitment of $97.8 million with an outstanding balance of $97.8 million at November 30, 2001 and expire through August 2004.

   In February 2001, the Company issued $150 million of long-term unsecured senior subordinated notes, bringing the Company's total long-term unsecured senior subordinated notes to $450 million. The $150 million of notes bear interest at 10.5% and are due in January 2009. The Company used the proceeds from the issuance to pay down debt, primarily secured credit facilities, and for general corporate purposes. The subordinated notes contain certain financial tests and restrictive covenants, none of which are currently expected to restrict the Company's activities.

   During the second quarter of 2001, Standard and Poor's upgraded the Company's senior unsecured credit rating to BB from BB- and the Company's senior subordinated debt rating to B+ from B. Additionally, during 2001, Moody's Investors Service confirmed the Company's senior credit rating at Ba2 and changed the Company's senior subordinated debt rating from B1 to Ba3.

   Significant contractual obligations of the Company as of November 30, 2001 are as follows:

                                                      Payments Due by Period
                                                   -----------------------------
                                                   Less Than  1-3   4-5  After 5
                                           Total    1 Year   Years Years  Years
                                          -------- --------- ----- ----- -------
                                                      (In millions)
Contractual obligations:
  Long-term debt......................... $1,417.2   100.3   456.2 364.5  496.2
  Operating leases.......................      3.5     1.6     1.1   0.6    0.2
                                          --------   -----   ----- -----  -----
    Total contractual cash obligations... $1,420.7   101.9   457.3 365.1  496.4
                                          ========   =====   ===== =====  =====

   At November 30, 2001, the Company had scheduled maturities on existing debt of $100.3 million through November 30, 2002, assuming the Company takes advantage of extensions which are exercisable at the Company's option. The Company's ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on its future performance, which to a certain extent, is subject to general economic, financial, competitive and other factors beyond the Company's control. The Company believes its borrowing availability under existing credit facilities, its operating cash flow and unencumbered asset values, and its ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet its working capital requirements, debt service and maturities and short- and long-term needs based upon currently anticipated levels of growth. However, limitations on access to financing constrain the Company's ability to take advantage of opportunities that might lead to more significant growth.

   Approximately 64% of the Company's existing indebtedness bears interest at variable rates. However, most of the Company's investments generate interest or rental income at essentially fixed rates. The Company has entered into derivative financial instruments to manage its interest costs and hedge against risks associated with changing interest rates on its debt portfolio. The Company believes its interest rate risk management policy is generally effective. Nonetheless, the Company's profitability may be adversely affected during particular periods as a result of changing interest rates. Additionally, hedging transactions using derivative instruments involve risks such as counterparty credit risk and risks regarding legal enforceability of hedging contracts. The counterparties to the Company's arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. These counterparties expose the Company to loss in the event of their non-performance.

   At November 30, 2001, 33% of the Company's variable-rate debt had been swapped to fixed rates and 53% was match-funded against variable-rate assets. After considering the variable-rate debt that had been swapped or was match-funded, 9% of the Company's debt remained variable-rate and 91% of the debt was fixed-rate or match-funded. As of November 30, 2001, the Company estimates that a 100 basis point change in LIBOR would impact net earnings by $0.3 million, or less than $0.01 per share.

   The weighted average interest rate on outstanding debt, after giving consideration to the interest rate swap agreements mentioned above, was 6.8% at November 30, 2001.

   The Company is committed, under various standby letters of credit or other agreements, to provide certain guarantees which are not otherwise reflected in the financial statements. Outstanding standby letters of credit, guarantees, performance bonds and other commercial commitments under these arrangements at November 30, 2001 are as follows:

                                                      Amount of Commitment
                                                      Expiration Per Period
                                                  -----------------------------
                                      Outstanding Less Than  1-3   4-5  After 5
                                      Commitments  1 Year   Years Years  Years
                                      ----------- --------- ----- ----- -------
                                                    (In millions)
Standby letters of credit (1).......    $101.6       66.7    33.7  1.2    --
Guarantees of debt (2)..............      43.9       19.1     7.6 16.6    0.6
Limited maintenance guarantees (2)..      44.1        3.9    40.2  --     --
Performance bonds...................      37.2       20.7     2.0  --    14.5
Affordable housing communities--
 other (2)..........................      69.4       15.0    45.5  8.9    --
                                        ------      -----   ----- ----   ----
Total commercial commitments........    $296.2      125.4   129.0 26.7   15.1
                                        ======      =====   ===== ====   ====

--------
(1) Includes a $55.1 million letter of credit which is collateralized by short-term investment securities included in the Company's restricted cash balance at November 30, 2001.
(2) See "Unconsolidated Investments" section for further discussion.

   As is customary in the real estate development business, the Company has provided guarantees to construction lenders that construction of Company developed properties will be completed. It is difficult to calculate the maximum exposure on these guarantees because the amount of any obligations the Company might incur would depend on the extent to which costs of completing construction exceeded amounts provided by committed borrowings and capital contributions. The Company is not currently aware of any reason to expect it will be required to make payments under any of its outstanding completion guarantees.

   The Company's Board of Directors approved a stock repurchase plan authorizing the Company to buy back up to 5,500,000 shares of its common stock. In December 2000, the Company purchased 300,000 shares of its common stock, bringing the total purchases to date under the Company's buy-back program to 3,244,100 shares. This represents 59% of the Company's repurchase authorization and over 9% of the Company's total stock outstanding when the buy-back program began. At November 30, 2001, the Company had authorization under its buy-back program to purchase an additional 2,255,900 shares.

UNCONSOLIDATED INVESTMENTS

   The Company frequently makes investments jointly with others, through partnerships and joint ventures. This (i) allows LNR to further diversify its investment portfolio, spreading risk over a wider range of investments, (ii) provides access to transactions which are brought to the Company by other participants, (iii) provides access to capital and (iv) involves investments which are larger than the Company is willing to make on its own. In many instances, the Company has a less than controlling interest in the partnership or venture or control is shared, and therefore, accounts for its interest by the equity method, rather than consolidating the assets and liabilities of the partnership or venture on its balance sheet.

   Typically, the Company either invests on a non-recourse basis, such as by acquiring a limited partnership interest or an interest in a limited liability company, or the Company acquires a general partner interest, but holds that interest in a subsidiary which has few, if any, other assets. In those instances, the Company's exposure to partnership liabilities is essentially limited to the amounts the Company invests in the partnerships. However, in some instances the Company is required to give limited guarantees of debt incurred or other obligations undertaken by the partnerships or ventures. For certain partnerships, typically those involving real estate property development, the Company may commit to invest certain amounts in the future based on the partnership's business plan.

   At November 30, 2001, the Company had investments in unconsolidated partnerships of $352.1 million. Summarized financial information on a combined 100% basis related to the Company's investments in unconsolidated partnerships accounted for by the equity method at November 30, 2001 follows:

                                               LNR         Total       Total
                                   LNR      Ownership   Partnership Partnership
                                Investment Interest (1)   Assets    Liabilities
                                ---------- ------------ ----------- -----------
                                       (In millions, except percentages)
Properties:
  Single-asset partnerships....  $ 55,101   33% - 94%   $  310,742     225,957
  Partnerships with Lennar
    LLP........................    66,665      50%         275,671     142,341
    Other......................    30,559      50%          81,536      19,618
  Affordable housing
   communities.................    70,646    1% - 99%      565,010     382,061
  Other........................     3,737    5% - 99%       13,132       8,224
                                 --------               ----------   ---------
                                  226,708                1,246,091     778,201
                                 --------               ----------   ---------
Loans:
  Domestic non-performing loan
   pools.......................     8,917   15% - 50%       51,291      22,755
                                 --------               ----------   ---------
Securities:
  Madison......................   109,825     25.8%      1,464,630   1,028,797
  Other........................     6,692     69.5%         50,636      40,058
                                 --------               ----------   ---------
                                  116,517                1,515,266   1,068,855
                                 --------               ----------   ---------
Total..........................  $352,142               $2,812,648   1,869,811
                                 ========               ==========   =========

--------
(1) Although LNR may hold a majority financial interest in certain partnerships, it does not consolidate those partnerships in which control is shared or in which less than a controlling interest is held.

Single-Asset Partnerships

   The Company has investments in single-asset partnerships established to acquire, develop, reposition, manage and sell real estate assets. The Company's investment in these partnerships as of November 30, 2001 was $55.1 million. Assets of the partnerships as of November 30, 2001 include 238,000 square feet of office space, 138,000 square feet of retail space, 1,389 hotel rooms, and 1,936 apartment units. Approximately 83% of these properties are not yet stabilized. The Company's ownership interests range from 33% to 94%. Total partnership debt at November 30, 2001 is $208.9 million, and excluding any liability where the Company acts as general partner, only $21.7 million is with recourse to the Company.

Partnerships with Lennar

   In connection with the spin-off of the Company to stockholders of Lennar in 1997, Lennar transferred parcels of land to the Company and the Company transferred these parcels to a general partnership in exchange for a 50% partnership interest in this partnership. In 1999, certain assets and liabilities of this land partnership were contributed at net book value to a second general partnership and the Company and Lennar each received 50% general partnership interests in the second partnership. The two partnerships are collectively referred to as Lennar Land Partners ("LLP"). LLP is engaged in the acquisition, development and sale of land. The land was originally acquired by Lennar primarily to be used for residential home development. Lennar can purchase land from LLP at prices agreed to by the Company. LLP also sells land to unrelated developers. During 2001, LLP had land sale revenues of $175.0 million of which $104.2 million was from sales to Lennar. LNR and Lennar have equal say on all major decisions with respect to LLP. LNR's by-laws require that a committee of LNR directors who have no relationship with Lennar approve all significant decisions with respect to LLP. Lennar manages the day-to-day activities of LLP under a management agreement. LNR recorded $29.9 million of pre-tax earnings and received $46.9 million in cash distributions from LLP in 2001.

   The debt of LLP is non-recourse to the Company, with the exception of one $2.5 million guarantee. However, a subsidiary of the Company, which holds the Company's general partner interests in LLP, could be liable as a general partner for LLP's debt. That subsidiary has essentially no assets other than the general partner interests in LLP. Additionally, the Company provides limited maintenance guarantees on $44.1 million of LLP debt. These limited guarantees only apply if the partnership defaults on its loan arrangements and the fair value of the collateral (generally land and improvements thereto) is less than a specified multiple of the loan balance. If the Company is required to make a payment under these guarantees to bring the fair value of the collateral above the specified multiple of the loan balance, the payment would be accounted for as a capital contribution to the partnership and increase the Company's share of capital distributed upon the dissolution of the partnership.

   The Company has joint ventured with Lennar in a number of other projects which require both residential and commercial expertise. The debt on these ventures is non-recourse to the Company. These projects include:

  . The development of a mixed-use project in San Francisco which entails both office and residential for sale product. Lennar manages the residential development, while LNR manages the commercial development for the venture.

  . The redevelopment of two closed military facilities in California, as the federal government moves to put these into the hands of public/private partnerships. These facilities are being converted to master planned communities including housing, office, retail, entertainment, etc.

  . The development and disposition of approximately 585 acres of commercial land in Carlsbad, California, of which 429 acres remained at November 30, 2001.

   LNR's total investment in all partnerships with Lennar at November 30, 2001 was $97.2 million. Total assets and liabilities of the partnerships were $357.2 million and $162.0 million, respectively, at November 30, 2001.

Affordable Housing Communities

   During 1998, the Company entered the business of owning, developing and syndicating partnership interests in affordable housing communities. The Company's ownership is between 18% and 99% in partnerships it has not yet syndicated. The Company continues to hold a small interest (typically ranging from 1% to 10%) in the communities it has syndicated and continues to manage those communities for which it earns management fees. The Company's investment in unconsolidated affordable housing partnerships was $70.6 million at November 30, 2001. Total unconsolidated affordable housing partnership debt was $340.4 million at November 30, 2001, and excluding any liability where the Company acts as general partner, only $19.7 million is with recourse to the Company. Additionally, the Company has other commitments and contingent liabilities related to its affordable housing investments, each of which are typical to the affordable housing community development and management business, for the following:

  . Limited yield guarantees to investors that have acquired interests in syndicated properties. The Company fully reserves for these limited guarantees at the time of syndication.

  . Agreements to provide additional financing to stabilized projects if cash flow is insufficient to meet certain debt service coverage ratios. The Company's outstanding commitments at November 30, 2001 totaled $7.9 million.

  . Funding commitments on projects with tax credit applications outstanding. If applications are approved, the Company must either find a third-party lender or provide the funding itself. The Company's outstanding commitments at November 30, 2001 totaled $51.3 million.

  . Gap financing agreements which may obligate the Company to provide additional financing to projects upon completion, typically when the project's permanent financing is insufficient to pay off the construction loan. The Company's outstanding commitments at November 30, 2001 totaled $3.8 million.

  . Agreements to fund operations when certain operating cash flow levels are not achieved. The Company's outstanding commitments at November 30, 2001 totaled $6.4 million.

  . Construction completion guarantees on Company developed projects. The Company currently expects to complete the construction of these properties without having to make payments under the guarantees.

Domestic Non-Performing Loan Pools

   In the early to mid 1990's, the Company acquired a number of portfolios of non-performing commercial mortgage loans and related pools of owned real estate assets in partnerships with financial institutions or other entities. In each of these partnerships, the Company is a minority limited partner, but one of the Company's subsidiaries acts as the managing general partner. The Company earns management fees and asset disposition fees from the partnerships and has carried interests in cash flow and sales proceeds once the partners have recovered their capital and achieved specified returns. The Company's investment in the non-performing loan pool partnerships at November 30, 2001 was $8.9 million. LNR's pre-tax earnings and distributions from these partnerships for the year ended November 30, 2001 were $4.6 million and $5.9 million, respectively. Excluding any liability of the managing general partners, the partnership's debt is non-recourse to the Company.

Madison

   Formed in March 1999, Madison invests in real estate securities, primarily CMBS. The Company's investment in Madison as of November 30, 2001 was $109.8 million, representing a 25.8% ownership interest. The Company maintains a significant ongoing role in the venture for which it earns fees, both as the special servicer for the purchased CMBS transactions and for providing services for the management of the venture. The Company recorded $44.8 million of pre-tax earnings and received $40.5 million in cash distributions from Madison in 2001. The debt of Madison is non-recourse to the Company.

ACCOUNTING POLICIES

   In the preparation of its financial statements, the Company selects and applies accounting principles generally accepted in the United States of America. The application of some of these generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. The accounting policies that include significant estimates and assumptions are in the areas of valuing the Company's investment securities and determining if any are impaired, recognizing interest income on those securities and determining if any operating properties are impaired.

   As discussed in Note 12 to the consolidated financial statements, the Company's investment securities are carried at fair value. The Company determines the fair value through quoted market prices if available. Where quoted market prices are not available, fair value is estimated by the Company based on the present value of estimated future cash flows using management's best estimate of certain key assumptions including credit losses, prepayment rates and discount rates. Interest income on these securities is recognized on the level yield method, using the yield that equates the future cash flows, estimated by management as described above, to the amortized cost. To the extent estimated future cash flows change, the yield on the security is increased or decreased prospectively to the new yield. A loss is recognized to the extent by which the fair value of the investment security has declined below its amortized cost and the decline in fair value is other than a temporary impairment. Impairment is considered to be other than temporary if the present value of the currently estimated total cash flows related to the security is less than the present value of the previously estimated total cash flows of that security.

   The Company also reviews its operating properties for impairment of value. This includes considering certain indications of impairment such as significant declines in occupancy, other significant changes in property operations, significant deterioration in the surrounding economy or environmental problems. If such indications are present, the Company will estimate the total future cash flows from the property and compare the total future cash flows to the carrying value of the property. If the total future cash flows are less than the carrying value, the Company will adjust the carrying value down to its estimated fair value. Fair value may be based on third-party appraisals or management's estimate of the property's fair value.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually on a basis set forth in SFAS No. 142, and that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company adopted the provisions of SFAS No. 141 and adoption has not had a material effect on the Company's results of operations or financial position. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's results of operations or financial position as the Company has no goodwill.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset, and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the related asset and depreciated over the life of the asset. The liability is accreted each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending February 28, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's results of operations or financial position.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for the fiscal year ending November 30, 2003, and the interim periods within fiscal 2003, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The Company is currently evaluating whether the adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.

   In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others." This SOP clarifies that accounting and financial reporting practices for lending and financing activities should be the same regardless of the type of entity engaging in those activities. Changes in accounting and financial reporting required by this SOP are to be applied prospectively and will be effective for the fiscal year ending November 30, 2003, and the interim periods within fiscal 2003. The Company is currently evaluating whether the adoption of SOP 01-6 will have a material effect on the Company's results of operations or financial position.

Item 7a. Qualitative and Quantitative Disclosures About Market Risk.

   The Company's business activities contain elements of market risk. The primary market risks the Company is subject to include: (i) exposure to changes in demand for commercial real estate space in areas in which the Company owns properties, or in areas in which properties securing mortgages directly or indirectly owned by the Company are located, (ii) declines in the value of real estate assets due to changes in real estate markets or the economy in general,
(iii) the ability of mortgagors to meet debt obligations and (iv) interest rate risk.

   The first three risk factors noted above are affected primarily by general economic conditions and to some extent by the interest rate environment. Because these factors are not under the Company's control, the attempts by the Company to minimize these risks may not always be effective. The Company attempts to manage these market risks (i) through its exhaustive underwriting program, (ii) through hands-on management of the underlying assets and (iii) by maintaining a portfolio of assets that is diverse by segment, geographic area and property type. The Company will not make any investment before extensive hands-on property level due diligence is performed. For each asset, the Company will evaluate the local market, rental rates, vacancy rates and, if applicable, loan and borrower characteristics. Cash flows are evaluated at the property level and loan levels, if applicable, and downside scenario assumptions are stressed. Before any investment is made, it must be approved by corporate senior management through a formal process. The Company does not make passive investments, only investing when it has control over the development and implementation of the strategy for enhancing the value of the underlying assets. The Company does not invest in disproportionately large assets. No single asset owned by the Company at November 30, 2001 accounted for more than 4% of the Company's total assets.

   Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond the control of the Company. The Company has an interest rate risk management policy with the objective of (i) managing its interest costs and (ii) reducing the effect of unpredictable changes in asset values related to movements in interest rates on the Company's available-for-sale securities. As more fully discussed in Note 4 to the Company's consolidated financial statements, the Company employs hedging strategies to limit the effects of changes in interest rates on its operating income and cash flows and on the value of its available-for-sale securities.

   The Company's approach to managing interest rate risk is based primarily on match funding, with the objective that variable-rate assets be primarily financed by variable-rate liabilities and fixed-rate assets be primarily financed by fixed-rate liabilities. Most of the Company's variable-rate assets are financed with variable-rate debt. To the extent that the Company has fixed-rate assets financed with variable-rate debt, the Company periodically enters into derivative financial instruments, primarily interest rate swap agreements, to manage its interest costs and hedge against risks associated with changing interest rates. At November 30, 2001, 64% of the Company's existing consolidated indebtedness had interest at variable rates. Approximately 53% of this debt was match-funded against variable-rate assets and 33% was swapped to fixed-rate. As a result, at year-end, a 100 basis point change in LIBOR would have impacted the Company's net earnings by approximately 0.2%.

   To manage the risk associated with unpredictable changes in asset values related to movements in interest rates on the Company's fixed-rate available-for-sale securities, the Company periodically uses derivative financial instruments, primarily interest rate swap agreements.

   The Company believes its interest rate risk management policy is generally effective. Nonetheless, the Company's profitability may be adversely affected during particular periods as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve risks such as counterparty credit risk and risks regarding legal enforceability of hedging contracts. The counterparties to the Company's arrangements are lenders of the hedged debt instruments or are major financial institutions, rated A- or better, with which the Company and its affiliates may also have other financial relationships. These counterparties potentially expose the Company to credit loss in the event of non-performance.

Item 8. Financial Statements and Supplementary Data.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of LNR Property Corporation and
Subsidiaries:

   We have audited the accompanying consolidated balance sheets of LNR Property Corporation and subsidiaries (the "Company") as of November 30, 2001 and 2000 and the related consolidated statements of earnings, comprehensive earnings, cash flows and stockholders' equity for each of the three years in the period ended November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNR Property Corporation and subsidiaries at November 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
January 15, 2002, except for Note 17
as to which the date is January 29, 2002

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          As of November 30,
                                                         ---------------------
                                                            2001       2000
                                                         ----------  ---------
                                                            (In thousands,
                                                           except per share
                                                               amounts)
Assets
Cash and cash equivalents............................... $    6,578      1,986
Restricted cash.........................................     81,955     85,282
Investment securities:
  Investment securities pledged to creditors which can
   be repledged or sold by creditors....................    719,605    497,527
  Other investment securities...........................    495,516    198,875
                                                         ----------  ---------
    Total investment securities.........................  1,215,121    696,402

Mortgage loans, net.....................................    331,517    243,987
Operating properties and equipment, net.................    719,662    818,486
Land held for investment................................     42,229     52,969
Investments in unconsolidated partnerships..............    352,142    353,975
Deferred income taxes...................................        --       7,651
Other assets............................................     87,443     88,118
                                                         ----------  ---------
    Total assets........................................ $2,836,647  2,348,856
                                                         ==========  =========
Liabilities and Stockholders' Equity
Liabilities
  Accounts payable...................................... $   20,914     15,432
  Accrued expenses and other liabilities................    174,023    121,114
  Deferred income taxes.................................     79,646        --
  Mortgage notes and other debts payable................  1,417,207  1,404,374
                                                         ----------  ---------
    Total liabilities...................................  1,691,790  1,540,920
                                                         ----------  ---------
Minority interests......................................     25,688     29,492
Commitments and contingent liabilities (Note 15)
Stockholders' equity
  Common stock, $.10 par value, 150,000 shares
   authorized, 24,445 and 24,215 shares issued and
   outstanding in 2001 and 2000, respectively...........      2,444      2,422
  Class B common stock, $.10 par value, 40,000 shares
   authorized, 9,949 and 9,999 shares issued and
   outstanding in 2001and 2000, respectively............        995      1,000
  Additional paid-in capital............................    513,977    516,516
  Retained earnings.....................................    404,611    272,772
  Unamortized value of restricted stock grants..........    (10,273)   (13,195)
  Accumulated other comprehensive earnings (loss).......    207,415     (1,071)
                                                         ----------  ---------
    Total stockholders' equity..........................  1,119,169    778,444
                                                         ----------  ---------
    Total liabilities and stockholders' equity.......... $2,836,647  2,348,856
                                                         ==========  =========


          See accompanying notes to consolidated financial statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                      Years Ended November 30,
                                                      -------------------------
                                                        2001     2000    1999
                                                      --------  ------- -------
                                                       (In thousands, except
                                                         per share amounts)
Revenues
  Rental income.....................................  $111,669  139,264  95,391
  Equity in earnings of unconsolidated
   partnerships.....................................    75,152   87,032  57,058
  Interest income...................................   181,339  147,746 106,464
  Gains on sales of:
    Real estate.....................................    63,535   38,522  67,187
    Unconsolidated partnership interests............       746   23,671     --
    Investment securities...........................     9,717   13,134   6,056
  Management and servicing fees.....................    36,340   22,964  15,340
  Other, net........................................      (818)     437     504
                                                      --------  ------- -------
      Total revenues................................   477,680  472,770 348,000
                                                      --------  ------- -------
Costs and expenses
  Cost of rental operations.........................    58,642   78,682  53,881
  General and administrative........................    74,398   64,736  46,277
  Depreciation......................................    25,267   36,138  27,393
  Minority interests................................     2,536    3,799   5,640
                                                      --------  ------- -------
      Total costs and expenses......................   160,843  183,355 133,191
                                                      --------  ------- -------
Operating earnings..................................   316,837  289,415 214,809
Interest expense....................................   110,494  121,487  83,909
                                                      --------  ------- -------
Earnings before income taxes........................   206,343  167,928 130,900
Income taxes........................................    71,230   52,057  35,340
                                                      --------  ------- -------
Net earnings........................................  $135,113  115,871  95,560
                                                      ========  ======= =======
Earnings per share:
  Basic.............................................  $   4.05     3.46    2.68
                                                      ========  ======= =======
  Diluted...........................................  $   3.87     3.32    2.63
                                                      ========  ======= =======
Weighted average common and common equivalent shares
 outstanding:
  Basic.............................................    33,364   33,464  35,626
                                                      ========  ======= =======
  Diluted...........................................    34,916   34,875  36,279
                                                      ========  ======= =======



          See accompanying notes to consolidated financial statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                                                    Years Ended November 30,
                                                    --------------------------
                                                      2001     2000     1999
                                                    --------  -------  -------
                                                         (In thousands)
Net earnings....................................... $135,113  115,871   95,560
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on available-for-sale
 securities, net and other.........................  226,491   (1,071)  10,551
Unrealized loss on derivative financial
 instruments.......................................   (4,859)     --       --
Transition adjustment related to accounting for
 derivative financial instruments and hedging
 activities........................................    4,388      --       --
Less: reclassification adjustment for gains
 included in net earnings..........................  (17,534) (13,796)  (4,463)
                                                    --------  -------  -------
Other comprehensive earnings (loss)................  208,486  (14,867)   6,088
                                                    --------  -------  -------
Comprehensive earnings............................. $343,599  101,004  101,648
                                                    ========  =======  =======





          See accompanying notes to consolidated financial statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  Years Ended November 30,
                                                 ----------------------------
                                                    2001      2000     1999
                                                 ----------  -------  -------
                                                       (In thousands)
Common stock
Beginning balance............................... $    2,422    2,514    2,485
Purchase of treasury stock......................        (30)    (189)     (50)
Restricted stock grants.........................          1       87      --
Stock option exercises..........................         46        4        9
Stock issued by employee stock ownership plan...        --       --         1
Conversion of Class B common stock to common
 stock..........................................          5        6       69
                                                 ----------  -------  -------
  Balance at November 30........................      2,444    2,422    2,514
                                                 ----------  -------  -------
Class B common stock
Beginning balance...............................      1,000    1,006    1,075
Conversion of Class B common stock to common
 stock..........................................         (5)      (6)     (69)
                                                 ----------  -------  -------
  Balance at November 30........................        995    1,000    1,006
                                                 ----------  -------  -------
Additional paid-in capital
Beginning balance...............................    516,516  529,042  536,259
Purchase of treasury stock......................     (4,509) (28,454)  (7,515)
Restricted stock grants.........................        267   15,627      --
Stock option exercises..........................      1,703      301      135
Stock issued by employee stock ownership plan...        --       --       163
                                                 ----------  -------  -------
  Balance at November 30........................    513,977  516,516  529,042
                                                 ----------  -------  -------
Retained earnings
Beginning balance...............................    272,772  163,974   71,452
Net earnings....................................    135,113  115,871   95,560
Purchase of treasury stock......................     (1,611)  (5,421)  (1,310)
Cash dividends--common stock....................     (1,214)  (1,202)  (1,268)
Cash dividends--Class B common stock............       (449)    (450)    (460)
                                                 ----------  -------  -------
  Balance at November 30........................    404,611  272,772  163,974
                                                 ----------  -------  -------
Unamortized value of restricted stock grants
Beginning balance...............................    (13,195)     --       --
Restricted stock grants.........................       (268) (15,714)     --
Amortization....................................      3,190    2,519      --
                                                 ----------  -------  -------
  Balance at November 30........................    (10,273) (13,195)     --
                                                 ----------  -------  -------
Accumulated other comprehensive earnings (loss)
Beginning balance...............................     (1,071)  13,796    7,708
Change in accumulated other comprehensive
 earnings (loss), net...........................    208,486  (14,867)   6,088
                                                 ----------  -------  -------
  Balance at November 30........................    207,415   (1,071)  13,796
                                                 ----------  -------  -------
    Total stockholders' equity.................. $1,119,169  778,444  710,332
                                                 ==========  =======  =======


          See accompanying notes to consolidated financial statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended November 30,
                                                 -----------------------------
                                                   2001       2000      1999
                                                 ---------  --------  --------
                                                       (In thousands)
Cash flows from operating activities:
  Net earnings.................................. $ 135,113   115,871    95,560
  Adjustments to reconcile net earnings to net
   cash used in operating activities:
    Depreciation................................    25,267    36,138    27,393
    Deferred income taxes.......................   (24,575)    7,904     3,918
    Minority interests..........................     2,536     3,799     5,640
    Accretion of discount on CMBS, mortgage
     loans and other............................   (34,627)  (27,549)  (24,232)
    Equity in earnings of unconsolidated
     partnerships...............................   (75,152)  (87,032)  (57,058)
    Gains on sales of real estate...............   (63,535)  (38,522)  (67,187)
    Gains on sales of unconsolidated partnership
     interests..................................      (746)  (23,671)      --
    Gains on sales of investment securities.....    (9,717)  (13,134)   (6,056)
    Losses on hedging activities................       954       --        --
    Changes in assets and liabilities:
      Increase in restricted cash...............      (107)   (5,677)  (39,647)
      Increase in other assets..................   (12,446)  (43,252)   (1,265)
      Increase in accounts payable and accrued
       liabilities..............................    32,554    39,935    61,541
                                                 ---------  --------  --------
        Net cash used in operating activities...   (24,481)  (35,190)   (1,393)
                                                 ---------  --------  --------
Cash flows from investing activities:
  Operating properties and equipment
    Additions...................................  (159,521) (339,856) (453,279)
    Sales.......................................   158,445   117,418   123,081
  Land held for investment
    Additions...................................    (5,046)  (27,277)  (30,124)
    Sales.......................................    29,662    76,655    50,579
  Investments in unconsolidated partnerships....   (84,870)  (51,334) (125,594)
  Proceeds from sales of unconsolidated
   partnership interests........................       --     77,990     8,023
  Distributions from unconsolidated
   partnerships.................................   152,102   121,472    95,593
  Purchase of mortgage loans held for
   investment...................................   (72,062)  (50,990)  (27,471)
  Proceeds from mortgage loans held for
   investment...................................   113,413    74,806    30,885
  Purchase of investment securities.............  (270,884) (141,012)  (73,762)
  Proceeds from principal collections on and
   sales of investment securities...............   103,237    84,097    49,832
  Interest received on CMBS in excess of income
   recognized...................................    25,192    19,085    17,834
  Syndications of affordable housing
   communities..................................    63,653    34,128    38,260
                                                 ---------  --------  --------
        Net cash provided by (used in) investing
         activities.............................    53,321    (4,818) (296,143)
                                                 ---------  --------  --------
Cash flows from financing activities:
  Proceeds from stock option exercises..........     1,749       304       145
  Purchase of treasury stock....................    (6,150)  (34,064)   (8,875)
  Payment of dividends..........................    (1,663)   (1,652)   (1,728)
  Net payments under repurchase agreements and
   revolving credit lines.......................  (211,704)  (88,924) (106,989)
  Mortgage notes and other debts payable
    Proceeds from borrowings....................   352,230   257,210   482,613
    Principal payments..........................  (158,710)  (99,467)  (87,460)
                                                 ---------  --------  --------
        Net cash (used in) provided by financing
         activities.............................   (24,248)   33,407   277,706
                                                 ---------  --------  --------
  Net increase (decrease) in cash and cash
   equivalents..................................     4,592    (6,601)  (19,830)
  Cash and cash equivalents at beginning of
   year.........................................     1,986     8,587    28,417
                                                 ---------  --------  --------
  Cash and cash equivalents at end of year...... $   6,578     1,986     8,587
                                                 =========  ========  ========

          See accompanying notes to consolidated financial statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                                                    Years Ended November 30,
                                                    ---------------------------
                                                      2001      2000     1999
                                                    --------  --------  -------
                                                         (In thousands)
Supplemental disclosures of cash flow information:
  Cash paid for interest, net of amounts
   capitalized..................................... $107,450   120,085   83,494
  Cash paid for taxes.............................. $ 68,564    38,681   21,286
Supplemental disclosures of non-cash investing and
 financing activities:
  Mortgage loans received on sales of operating
   properties...................................... $ 50,488       --       --
  Purchases of investment securities financed by
   seller.......................................... $ 28,508    98,498  119,136
  Purchases of mortgage loans financed by seller... $ 73,280   113,670   56,430
  Investment in unconsolidated partnership......... $    --        --    20,788
Supplemental disclosure of non-cash transfers:
  Transfer of operating properties to land held for
   investment...................................... $  5,114       --    20,871
  Transfer of land held for investment to operating
   properties...................................... $    --     31,640   24,564

  Transfer of certain assets and liabilities to
   investments in unconsolidated partnerships:
    Investment securities.......................... $ 49,169       --       --
    Operating properties...........................      --    385,711   17,962
    Mortgage notes and other debts payable.........  (39,490) (269,681)     --
    Other..........................................   (2,987)  (20,068)     --
                                                    --------  --------  -------
    Total net transfers to investments in
      unconsolidated partnerships.................. $  6,692    95,962   17,962
                                                    ========  ========  =======




          See accompanying notes to consolidated financial statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Organization, Business and Significant Accounting Policies

Description of Business

   LNR Property Corporation ("LNR"), a Delaware corporation, was formed in June 1997. LNR and its subsidiaries (collectively, the "Company") operate a real estate investment, finance and management business which engages primarily in
(i) acquiring, developing, managing and repositioning commercial and multi-family residential real estate properties, (ii) investing in high yielding real estate loans and purchasing at a discount portfolios of loans backed by real estate and (iii) investing in unrated and non-investment grade rated commercial mortgage-backed securities ("CMBS") as to which the Company has the right to be the special servicer (i.e., to oversee workouts of underperforming and non-performing loans).

Basis of Presentation and Consolidation

   The accompanying consolidated financial statements include the accounts of LNR and its wholly-owned subsidiaries. The assets, liabilities and results of operations of entities (both corporations and partnerships) in which LNR has a controlling interest have been consolidated. The ownership interests of noncontrolling owners in such entities are reflected as minority interests. LNR's investments in partnerships (and similar entities) in which less than a controlling interest is held or in which control is shared are accounted for by the equity method (when significant influence can be exerted by LNR), or the cost method. All significant intercompany transactions and balances among consolidated entities have been eliminated.

Earnings Per Share

   The Company reports earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic earnings per share is computed by dividing the Company's earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the Company's earnings available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares reflect the dilution that would occur if the issuance of common stock shared in the earnings of the Company for the following: incremental common shares issuable upon the exercise of stock options and the purchase of stock under stock purchase plans, and unvested restricted common stock. The dilutive impact of common stock equivalents is determined by applying the treasury stock method. See Note 7 for the reconciliation of the numerator and denominator of the basic and diluted earnings per share calculations for the years ended November 30, 2001, 2000 and 1999.

Comprehensive Earnings

   The Company reports its comprehensive earnings in accordance with SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presenting comprehensive earnings and its components in a full set of financial statements. Comprehensive earnings consist of net income and other comprehensive earnings (losses), which are primarily unrealized gains and losses on available-for-sale securities and derivative financial instruments. Comprehensive earnings are presented separately in the Company's consolidated statements of comprehensive earnings, net of taxes. The change in accumulated other comprehensive earnings (loss) is reflected in the Company's consolidated statements of stockholders' equity. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's results of operations or financial position.

Business Segments

   The Company reports business segment information under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about the Company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. See
Note 16 which provides further information.

Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amount of these instruments approximates fair value.

Investment Securities

   Investment securities, which consist principally of CMBS, are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that debt and equity securities be classified as either trading, available-for-sale or held-to-maturity. At November 30, 2001 and 2000, none of the Company's securities were held for trading purposes. Held-to-maturity securities are those securities the Company has the ability and the intent to hold to maturity. All securities not classified as held-to-maturity are classified by the Company as available-for-sale.

   At November 30, 2001, the Company reclassified its held-to-maturity securities to available-for-sale. Although the Company has the financial ability to hold these securities to their stated maturities, it is often advantageous for the Company to sell the securities as the CMBS pools to which they relate pay down significantly and the securities get close to economic maturity. Because the Company may choose to do this, SFAS No. 115 requires that all the securities be classified as available-for-sale. On the date of transfer, these securities had an amortized cost of $160.8 million and a net unrealized gain of $182.4 million.

   Securities classified as available-for-sale are recorded at fair value. Unrealized gains or losses, net of the related tax effects, on available-for-sale securities are excluded from earnings and are reported in stockholders' equity as a component of accumulated other comprehensive earnings (loss) until realized. The cost of securities sold is based on the specific identification method.

   Securities classified as held-to-maturity at November 30, 2000, are recorded at amortized cost, adjusted for the amortization of premiums or accretion of discounts.

   Unrealized losses that are other than temporary are recognized in earnings. A loss is recognized to the extent by which the fair value of the investment security has declined below its amortized cost and the decline in fair value is other than a temporary impairment. Impairment is considered to be other than temporary if the present value of the currently estimated total cash flows related to the security is less than the present value of the originally estimated total cash flows of that security.

   The Company finances selected CMBS through reverse repurchase obligations ("repos") with various financial institutions. These agreements allow the lender by contract or custom to repledge or sell the collateral. The Company is exposed to risk of loss in the event the counterparties fail to perform under the terms of the agreement. The counterparties to the Company's transactions are major financial institutions. Accordingly, the Company believes its risk of loss is limited and therefore, the Company only requires an agreement, without requiring collateral or other security. The Company separately disclosed on the face of its consolidated balance sheet the investment securities that are pledged under repo agreements which allow the lender to repledge or sell the collateral.

   Transfers of investment securities are accounted for as sales, providing that the Company has surrendered control over the transferred securities and to the extent that the Company receives consideration other than beneficial interests in the transferred securities.

Mortgage Loans, Net

   The Company classifies all of its mortgage loans as held for investment. The mortgage loans are carried at cost net of unaccreted discounts. These discounts are accreted utilizing a methodology that results in a level yield.

   The Company provides an allowance for credit losses for mortgage loans that are considered to be impaired. The allowance for losses is based on management's evaluation of various factors, including the Company's historical loss experience, the fair value of the collateral and other factors.

Operating Properties and Equipment, Net and Land Held for Investment

   Operating properties and equipment and land held for investment are recorded at cost. Depreciation for operating properties and equipment is calculated to amortize the cost of depreciable assets over their estimated useful lives using the straight-line method. The range of estimated useful lives for operating properties is 10 to 40 years and for furniture and fixtures is 2 to 5 years.

   The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the carrying amount of the asset is reduced to its fair value.

Derivative Financial Instruments

   On December 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. Since the adoption of SFAS No. 133, the Company records all derivative instruments as either an asset or liability on the balance sheet at their fair value, and recognizes changes in the fair value in earnings unless specified criteria are met.

   The Company periodically acquires derivative financial instruments, primarily interest rate swap agreements, to hedge unpredictable changes in asset values related to movements in interest rates on a portion of the Company's available-for-sale securities. These derivative instruments are reported on the consolidated balance sheet at fair value, and changes in the fair value of these derivative instruments are recognized in earnings. Changes in the fair value of the hedged available-for-sale securities attributable to movements in interest rates are also recognized in earnings. Prior to the implementation of SFAS No. 133, gains or losses on these derivative instruments were deferred and amortized through earnings over the remaining lives of the securities being hedged. The deferred gains or losses were reported net of the related tax effect in stockholders' equity as a component of accumulated other comprehensive earnings (loss).

   The Company also periodically enters into interest rate swap agreements to manage its interest costs and hedge against risks associated with changing interest rates on certain of its debt obligations. These derivative instruments are reported on the consolidated balance sheet at fair value. The effective portion of the unrealized gain or loss on these derivatives is reported in other comprehensive earnings (loss) in the consolidated statement of comprehensive earnings, and the ineffective portion is recognized in earnings in the consolidated statement of earnings.

   In accordance with SFAS No. 133, certain criteria must be met before an interest rate swap or other derivative instrument is accounted for as a hedge. This includes formal documentation at hedge inception of
(i) the hedging relationship and the Company's risk management objective and strategy for undertaking the hedge, and (ii) an indication that the hedging relationship is expected to be highly effective in hedging the designated risk during the term of the hedge. Effectiveness is tested periodically, and at least quarterly.

   The Company's derivative instruments are not leveraged or held-for-trading purposes. See Note 4 for further discussion of derivative financial instruments and hedging activities.

Foreign Currency

   The Company's foreign equity investments with a functional currency other than U.S. dollars are translated into U.S. dollars at exchange rates in effect at the end of each reporting period. Foreign entity revenue and expenses are translated into U.S. dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments, net of tax, in stockholders' equity as a component of accumulated other comprehensive earnings (loss).

Revenue Recognition

   In accordance with Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," the Company estimates all cash flows attributable to an investment security on the date the security is acquired. The excess of these cash flows over the initial investment is recognized as interest income over the life of the security using the effective yield method. Changes in expected cash flows result in prospective adjustments to interest income, in accordance with Accounting Principles Board ("APB") Opinion No. 20.

   Interest income for mortgage loans held for investment is comprised of interest received plus the accretion of discount between the carrying value and unpaid principal balance using a methodology that results in a level yield.

   Revenues from sales of real estate (including the sales of operating properties and land held for investment), unconsolidated partnership interests and investment securities are recognized when a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.

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

Income Taxes

   Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

Stock-Based Compensation

   The Company grants stock options and restricted stock to certain officers, employees and directors. Stock options are granted for a fixed number of shares with an exercise price not less than the fair value of the shares at the dates of grant. The Company accounts for the stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized because all stock options have exercise prices not less than the market value of the Company's stock on the date of grant. The Company applies the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and accordingly, the required pro forma disclosures have been presented in Note 13. Upon the issuance of restricted stock, the Company records deferred compensation expense equal to the number of shares granted multiplied by the fair value of the stock at the date of grant. The deferred compensation expense is amortized to earnings over the vesting period.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually on a basis set forth in SFAS No. 142, and that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company adopted the provisions of SFAS No. 141 and adoption has not had a material effect on the Company's results of operations or financial position. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's results of operations or financial position as the Company has no goodwill.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset, and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the related asset and depreciated over the life of the asset. The liability is accreted each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending February 28, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's results of operations or financial position.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-- Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for the fiscal year ending November 30, 2003, and the interim periods within fiscal 2003, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company is currently evaluating whether the adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.

   In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others." This SOP clarifies that accounting and financial reporting practices for lending and financing activities should be the same regardless of the type of entity engaging in those activities. Changes in accounting and financial reporting required by this SOP are to be applied prospectively and will be effective for the fiscal year ending November 30, 2003, and the interim periods within fiscal 2003. The Company is currently evaluating whether the adoption of SOP 01-6 will have a material effect on the Company's results of operations or financial position.

 Reclassifications

   Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

2. Restricted Cash

                                                                  November 30,
                                                                 --------------
                                                                  2001    2000
                                                                 ------- ------
                                                                 (In thousands)
   Short-term investment securities............................. $55,504 52,274
   Funds held in trust for asset purchases and development......  26,057 32,551
   Tenant security deposits.....................................     394    457
                                                                 ------- ------
                                                                 $81,955 85,282
                                                                 ======= ======

   Short-term investment securities at November 30, 2001 and 2000 are primarily collateral for a letter of credit which provides credit enhancement to $277.3 million of tax-exempt bonds. The bonds are secured by five high-rise Class A apartment buildings in New York City. The Company receives interest on the short-term investment as well as 600 basis points per year for providing the credit enhancement.

   Funds held in trust for asset purchases and development primarily represent monies resulting from exchange transactions under Section 1031 of the Internal Revenue Code.

3. Investment Securities

                                                               November 30,
                                                           ---------------------
                                                              2001       2000
                                                           ---------- ----------
                                                              (In thousands)
   Available-for-sale..................................... $1,215,121    447,153
   Held-to-maturity.......................................        --     249,249
                                                           ---------- ----------
                                                           $1,215,121    696,402
                                                           ========== ==========

   Investment securities consist of investments in unrated and non-investment grade rated portions of various issues of CMBS. In general, principal payments on each class of security are made in the order of the stated maturities of each class so that no payment of principal will be made on any class until all classes having an earlier maturity date have been paid in full. Each class of security is, in effect, subordinate to all classes with earlier maturities. The principal repayments on a particular class are dependent upon collections on the underlying mortgages, which are affected by prepayments, extensions and defaults. As a result, the actual maturity of any class of securities may differ from its stated maturity. The Company has already begun to receive principal payments from some of its securities, and some have matured entirely. At November 30, 2001, the stated maturities of the Company's CMBS investments extended through 2040 and their weighted average coupon rates ranged from 3.81% to 19.06%. The Company's potential yield, however, is substantially greater than the coupon rates, because the Company made its CMBS investments at substantial discounts from the face amounts.

   The Company's investment securities are collateralized by pools of mortgage loans on commercial and multi-family residential real estate assets located across the country. Concentrations of credit risk with respect to these securities are limited due to the diversity of the underlying loans across geographical areas and among property types. In addition, the Company only invests in securities when it performs significant due diligence analysis on the real estate supporting the underlying loans and when it has the right to be the special servicer for the entire securitization. As special servicer, the Company impacts the performance of the securitization by using its loan workout and asset management expertise to resolve non-performing loans.

   The Company has historically classified its CMBS as available-for-sale or held-to-maturity. Most rated CMBS were classified as available-for-sale. Most unrated CMBS were classified as held-to-maturity as the Company had the financial ability and intent to hold these securities to maturity. At November 30, 2001, the Company reclassified its held-to-maturity securities to available-for-sale. Although the Company still has the financial ability to hold these securities to their stated maturities, it is often advantageous for the Company to sell the securities as the CMBS pools to which they relate pay down significantly and the securities get close to economic maturity. Because the Company may choose to sell these securities prior to stated maturity, SFAS No. 115 requires that they be classified as available-for-sale. SFAS No. 115 also requires that securities classified as available-for-sale be recorded at fair value with unrealized gains or losses, net of the related tax effects, reported in stockholders' equity as a component of accumulated other comprehensive earnings (loss) until realized. At November 30, 2001 and 2000, the excess of fair value over amortized cost on the Company's available-for-sale securities was $353.7 million and $5.0 million, respectively.

   Total fair value of the Company's investment securities at November 30, 2001 and 2000 includes $719.6 million and $497.5 million, respectively, of investment securities pledged to creditors which can be repledged or sold by creditors under repo agreements. Of the $495.5 million and $198.9 million of other investment securities at November 30, 2001 and 2000, respectively, $174.3 million and $166.2 million, respectively, have been pledged to creditors, but the counterparty does not have the right by contract or custom to repledge the securities.

4. Derivative Financial Instruments and Hedging Activities

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded as either an asset or liability on the balance sheet at their fair value, and that changes in the fair value be recognized currently in earnings unless specified criteria are met. This statement was effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" extended the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133." This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company adopted the provisions of these standards on December 1, 2000. In accordance with these standards, the Company records the net of all derivative instruments as either an asset or liability on the balance sheet at their fair value. At November 30, 2001, the Company had a net derivative liability of $29.6 million, which is included in accrued expenses and other liabilities on the Company's consolidated balance sheets. Periods prior to December 1, 2000 have not been restated. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.

Hedging Objectives and Strategies

   With regard to risk management in general, and interest rate risk in particular, the Company's fundamental philosophy is centered on a desire to tolerate only a relatively small amount of risk. The Company has an interest rate risk management policy with the objective of: (i) managing its interest costs and (ii) reducing the impact of unpredictable changes in the values of the Company's available-for-sale securities due to movements in interest rates. To meet these objectives, the Company employs hedging strategies to limit the effects of changes in interest rates on its operating income and cash flows and on the value of its available-for-sale securities.

   The Company does not acquire derivative instruments for any purpose other than cash flow and fair value hedging purposes. That is, the Company does not speculate using derivative instruments.

   The Company believes its interest rate risk management policy is generally effective. Nonetheless, the Company's profitability may be adversely affected during particular periods as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve risks such as counterparty credit risk and risks regarding the legal enforceability of hedging contracts. The counterparties to the Company's arrangements are lenders of the hedged debt instruments or are major financial institutions, rated A- or better, with which the Company and its affiliates may also have other financial relationships. These counterparties potentially expose the Company to loss in the event of their non-performance.

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

   The Company periodically enters into derivative financial arrangements, primarily interest rate swap agreements, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively change the variable-rate cash flows on debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, the Company receives payments equal to interest at variable rates on specified notional amounts and makes payments equal to interest at fixed rates on the same notional amounts, thereby generating variable-rate income to offset variable-rate interest obligations and creating the equivalent of fixed-rate debt. At November 30, 2001, the Company had 14 such interest rate swap agreements hedging changes in interest costs with a notional amount of $294.3 million, which mature through November 2004.

   The Company records the net fair value of interest rate swap agreements designated as hedging instruments for variable-rate debt obligations as a derivative asset or liability. Changes in the fair value of the interest rate swap agreements are reported as unrealized gains or losses in stockholders' equity as a component of accumulated other comprehensive earnings (loss). If a derivative instrument is not designated as a hedge, the gain or loss resulting from a change in fair value is recognized in earnings in the period of change. If a derivative instrument is designated as a hedge but the derivative instrument is not fully effective in hedging the designated risk, the ineffectively hedged portion of the gain or loss is reported in earnings immediately.

   If the cash flow hedge is terminated, the net gain or loss remains in accumulated other comprehensive earnings (loss), and is reclassified into earnings in the same periods during which the cash flows on the hedged item affect earnings. If the hedged item matures, is terminated, or is disposed of, the corresponding hedge is either terminated or designated to a similar instrument.

   At November 30, 2001, $7.9 million of the Company's derivative liability related to interest rate swap agreements hedging changes in interest costs, all of which was reported as an unrealized loss, net of tax, in accumulated other comprehensive earnings (loss). Unrealized gains and losses held in accumulated other comprehensive earnings (loss) are reclassified to earnings in the same period or periods that the hedged cash flows affect earnings. Within the next twelve months, the Company estimates that it will reclassify approximately $6.6 million of this balance to earnings as interest expense.

   Interest expense for the year ended November 30, 2001 includes no net gains or losses representing cash flow hedge ineffectiveness arising from differences between the critical terms of the interest rate swap agreements and the hedged debt obligations, since the terms of the Company's swap agreements and debt obligations were matched.

Fair Value Hedging Instruments

   To manage the risk associated with unpredictable changes in asset values related to the effect of movements in interest rates on the Company's fixed-rate available-for-sale securities, the Company periodically uses derivative financial instruments, primarily interest rate swap agreements. Under the terms of these swap agreements, the Company receives variable interest rate payments and makes fixed interest rate payments. At November 30, 2001, the Company had nine such interest rate swap agreements hedging changes in asset values with a notional amount of $291.3 million, which mature through December 2011.

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

   If a derivative instrument designated as a fair value hedge is terminated, changes in the value of the hedged item are reported prospectively in accumulated other comprehensive income. If a hedged item matures or is disposed of, the Company may designate the hedging instrument to other similar assets, or may terminate the related portion of the hedging instrument.

   The Company recorded a loss of $1.0 million for ineffectiveness of hedges against changes in asset values during the year ended November 30, 2001. This amount is included in other revenue, net in the consolidated statements of earnings.

Transition

   Upon the adoption of SFAS No. 133, the Company recognized $4.1 million, net of tax benefit, of deferred hedging losses on derivative instruments. This amount was offset by $4.1 million, net of tax expense, of realized gains related to the hedged available-for-sale securities. Both of these amounts were previously recorded in stockholders' equity as a component of accumulated other comprehensive earnings (loss).

5. Mortgage Loans, Net

                                                               November 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                                                              (In thousands)
   Mortgage loans........................................... $337,968   256,847
   Allowance for losses.....................................   (2,490)   (2,038)
   Unaccreted discounts.....................................   (3,961)  (10,822)
                                                             --------  --------
                                                             $331,517   243,987
                                                             ========  ========

6. Operating Properties and Equipment, Net

                                                               November 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                                                              (In thousands)
   Office buildings......................................... $451,073   478,200
   Apartment communities....................................  142,884   175,659
   Retail centers...........................................   52,924    67,297
   Industrial/warehouse facilities..........................   52,033    66,978
   Hotels...................................................   53,621    52,193
   Other....................................................   11,703    18,940
                                                             --------  --------
     Total operating properties.............................  764,238   859,267
   Furniture, fixtures and equipment........................   19,031    18,877
                                                             --------  --------
                                                              783,269   878,144
   Accumulated depreciation.................................  (63,607)  (59,658)
                                                             --------  --------
                                                             $719,662   818,486
                                                             ========  ========

   The Company leases as lessor its office, retail, industrial/warehouse and other facilities under non-cancelable operating leases with terms in excess of twelve months. The future minimum rental revenues under these leases subsequent to November 30, 2001 are as follows (in millions): 2002--$65.5; 2003--$63.9;
2004--$55.9; 2005--$48.9; 2006--$44.4 and thereafter--$206.8.

7. Earnings Per Share

   The following reconciles the numerator and denominator of the basic and diluted earnings per share calculations for the years ended November 30, 2001, 2000 and 1999, respectively:

                                                         2001          2000          1999
                                                    -------------- ------------- -------------
                                                    (In thousands, except per share amounts)
     Numerator
     Numerator for basic and diluted earnings
      per share--net earnings....................   $      135,113       115,871       95,560
                                                    ============== ============= ============
     Denominator
     Denominator for basic earnings per share--
      weighted average shares....................           33,364        33,464       35,626
     Effect of dilutive securities
       Stock option grants and stock purchase
        plan.....................................              673           720          653
       Restricted stock grants...................              879           691          --
                                                    -------------- ------------- ------------
     Denominator for diluted earnings per share--
      adjusted weighted average shares and assumed
      conversions................................           34,916        34,875       36,279
                                                    ============== ============= ============
     Basic earnings per share....................   $         4.05          3.46         2.68
                                                    ============== ============= ============
     Diluted earnings per share..................   $         3.87          3.32         2.63
                                                    ============== ============= ============

8. Investments In Unconsolidated Partnerships

   Summarized financial information on a combined 100% basis related to the Company's partnerships accounted for by the equity method at November 30, 2001 and 2000 follows:

                                                               November 30,
                                                           --------------------
                                                              2001      2000
                                                           ---------- ---------
                                                              (In thousands)
     Assets
       Cash............................................... $   47,008    59,160
       Portfolio investments..............................  2,689,302 2,652,225
       Other assets.......................................     76,338    55,445
                                                           ---------- ---------
                                                           $2,812,648 2,766,830
                                                           ========== =========
     Liabilities and equity
       Accounts payable and other liabilities............. $  113,476   146,358
       Notes and mortgages payable........................  1,756,335 1,694,287
       Equity of:
         The Company......................................    354,409   361,724
         Others...........................................    588,428   564,461
                                                           ---------- ---------
                                                           $2,812,648 2,766,830
                                                           ========== =========

   The equity of the Company in the partnerships' financial statements shown above exceeds the Company's recorded investments in unconsolidated partnerships by $2.3 million and $7.8 million at November 30, 2001 and 2000, respectively, primarily due to unrealized appreciation in certain partnership assets. The partnerships' portfolio investments consist primarily of CMBS, commercial and multi-family residential real estate, mortgage loans collateralized by real estate, land and other investments.

                                                        Years Ended November 30,
                                                        ------------------------
                                                          2001    2000    1999
                                                        -------- ------- -------
                                                             (In thousands)
     Revenues.......................................... $442,638 440,736 369,902
     Costs and expenses................................  236,280 196,248 138,501
                                                        -------- ------- -------
     Earnings of partnerships.......................... $206,358 244,488 231,401
                                                        ======== ======= =======
     The Company's share of earnings................... $ 75,152  87,032  57,058
                                                        ======== ======= =======

   Certain amounts in the table above have been reclassified to conform to the Company's presentation.

   In connection with the spin-off of the Company to stockholders of Lennar Corporation ("Lennar") in 1997 (the "Spin-off"), Lennar transferred parcels of land to the Company and the Company transferred these parcels to a general partnership in exchange for a 50% general partnership interest in this partnership. In 1999, certain assets and liabilities of this land partnership were contributed at net book value to a second general partnership and the Company and Lennar each received 50% general partnership interests in the second partnership. The two partnerships are collectively referred to as Lennar Land Partners ("LLP"). At November 30, 2001 and 2000, the Company's investment in LLP was $66.7 million and $78.7 million, respectively. LLP is engaged in the acquisition, development and sale of land. LNR and Lennar have equal say on all major decisions with respect to LLP. LNR's by-laws require that a committee of LNR directors who have no relationship with Lennar approve all significant decisions with respect to LLP. Lennar manages the day-to-day activities of LLP under a management agreement. The assets, liabilities and earnings of LLP as of and for the year ended November 30, 2001 were $275.7 million, $142.3 million and $59.7 million, respectively.

   The debt of LLP is non-recourse to the Company, with the exception of one $2.5 million guarantee. However, a subsidiary of the Company, which holds the Company's general partner interests in LLP, could be liable as a general partner for LLP's debt. That subsidiary has essentially no assets other than the general partner interests in LLP. Additionally, the Company provides limited maintenance guarantees on $44.1 million of LLP debt. These limited guarantees only apply if the partnership defaults on its loan arrangements and the fair value of the collateral (generally land and improvements thereto) is less than a specified multiple of the loan balance. If the Company is required to make a payment under these guarantees to bring the fair value of the collateral above the specified multiple of the loan balance, the payment would be accounted for as a capital contribution to the partnership and increase the Company's share of capital distributed upon the dissolution of the partnership.

   Formed in March 1999, Madison Square Company LLC ("Madison") invests in real estate securities, primarily CMBS. The Company's investment in Madison as of November 30, 2001 was $109.8 million, representing a 25.8% ownership interest. The Company maintains a significant ongoing role in the venture for which it earns fees, both as the special servicer for the purchased CMBS transactions and for providing services for the management of the venture. The debt of the partnership is non-recourse to the Company. The assets, liabilities and earnings of Madison as of and for the year ended November 30, 2001 were $1.5 billion, $1.0 billion and $141.1 million, respectively.

   At November 30, 2001 and 2000, the Company's equity interests in all other partnerships ranged from 1% to 99%. These partnerships are involved primarily in the acquisition, development and management of commercial and multi-family residential real estate. The Company shares in the profits and losses of these partnerships and, in some instances, receives fees for managing the partnerships. Lennar is a partner in some of these other partnerships. The Company's investment in the partnerships Lennar is involved with, excluding LLP, was $30.6 million at November 30, 2001.

9. Mortgage Notes and Other Debts Payable

                                                               November 30,
                                                           --------------------
                                                              2001      2000
                                                           ---------- ---------
                                                              (In thousands)
Secured debt without recourse to the Company
  Mortgage notes on operating properties and land with
   fixed interest rates (2.00% to 11.00% at November 30,
   2001), due through March 2034.......................... $   71,195    97,201
  Mortgage notes on operating properties and land with
   floating interest rates (3.72% to 6.00% at November 30,
   2001), due through December 2004.......................    116,515   171,226
  Repurchase agreements with floating interest rates
   (3.37% to 4.62% at November 30, 2001), secured by CMBS,
   due through March 2003.................................    105,567   147,572
  Term loans with floating interest rates (2.37% to 2.99%
   at November 30, 2001), secured by CMBS, due through
   October 2002...........................................     27,805    38,405
Secured debt with recourse to the Company
  Mortgage notes on operating properties and land with
   fixed interest rates...................................         --    18,233
  Mortgage notes on operating properties and land with
   floating interest rates (3.22% to 4.62% at November 30,
   2001), due through February 2008.......................    303,303   190,001
  Repurchase agreements with floating interest rates
   (3.37% to 4.37% at November 30, 2001), secured by CMBS,
   due through August 2004................................    151,955   169,575
  Revolving credit lines with floating interest rates
   (2.87% to 4.62% at November 30, 2001), secured by CMBS
   and mortgage loans, due through January 2006...........    175,230   254,640
  Term loan with floating interest rate (3.37% at November
   30, 2001), secured by a mortgage loan, due July 2003...      9,626       --
Unsecured debt with recourse to the Company
  Revolving credit line with a floating interest rate
   (4.12% at November 30, 2001), due July 2003............     10,000    19,400
  Senior subordinated debt with a fixed interest rate of
   9.38%, due March 2008..................................    199,435   199,345
  Senior subordinated debt with a fixed interest rate of
   10.50%, due January 2009...............................    246,576    98,776
                                                           ---------- ---------
                                                           $1,417,207 1,404,374
                                                           ========== =========

   Information concerning the Company's more significant debt instruments is as follows:

Secured Bank Lines

   The Company, through certain subsidiaries, has four secured revolving credit lines with an aggregate commitment of $355.0 million of which $175.2 million was outstanding at November 30, 2001. Interest is variable and is based on a range of LIBOR plus 75--LIBOR plus 250. The lines are collateralized by CMBS and mortgage loans. The lines mature through January 2006. The agreements contain certain financial tests and restrictive covenants, none of which are currently expected to restrict the Company's activities. The Company has guaranteed the obligations of its subsidiaries under all of these agreements. The Company expects to refinance or extend these facilities on substantially the same terms as the existing facilities.

Repurchase Agreements and Term Loans

   The Company, through certain subsidiaries, has entered into three reverse repurchase obligation facilities ("repos") through which it finances selected CMBS. The first facility had $58.3 million outstanding at November 30, 2001 and has required maturities which reduce the balance to $53.3 million in June 2003, $26.6 million in December 2003 and zero in June 2004. The second facility had a total commitment of $50.0 million, with an outstanding balance of $0 at November 30, 2001, and matures in June 2002. The third facility had a total commitment of $150.0 million, of which $101.4 million was outstanding at November 30, 2001, and matures in March 2003. Interest on these three facilities is variable, depends on the rating assigned to the CMBS and is based on a range of LIBOR plus 125--LIBOR plus 250. The Company has guaranteed the obligations of its subsidiaries under the first two of these facilities. The Company does not guarantee the third facility.

   The Company, through certain subsidiaries, received seller financing in the form of term repos for eight specific CMBS transactions. These agreements had an outstanding balance of $97.8 million at November 30, 2001 and expire through August 2004. The interest on these term repos is variable and depends on the rating assigned to the CMBS and ranges from LIBOR plus 125--LIBOR plus 225. The Company has guaranteed the obligations of its subsidiaries under all of these agreements.

   The Company, through certain subsidiaries, also received seller financing in the form of term loans for three specific CMBS transactions which are non-recourse and one specific mortgage loan transaction which has been guaranteed by the Company. These agreements had an outstanding balance of $37.4 million at November 30, 2001 and expire through July 2003. Interest on these term loans is variable and ranges from LIBOR plus 25--LIBOR plus 125.

   The Company expects to refinance or extend these facilities on substantially the same terms as the existing agreements. If the Company is not able to fully replace these repos and/or term loans, it can repay them using availability under other existing facilities, cash flow generated from operations or asset sales.

Unsecured Revolving Credit Facility

   In July 2000, the Company and certain of its subsidiaries amended its $200 million unsecured revolving credit facility, increasing the lenders' commitment to $330 million and extending its term, assuming the one-year extension option is exercised, to July 2004. In April 2001, the lenders' commitment increased to $350 million. At November 30, 2001, direct borrowings of $10.0 million were outstanding. In addition, the Company had issued and outstanding $42.1 million of standby letters of credit, utilizing the facility. Interest is calculated using a range of LIBOR plus 175--LIBOR plus 325, which varies based on the Company's leverage. At November 30, 2001, interest was LIBOR plus 200. The agreement contains certain financial tests and restrictive covenants, none of which are currently expected to restrict the Company's activities.

Unsecured Senior Subordinated Notes

   On March 19, 1998, the Company issued $200 million principal amount of unsecured senior subordinated notes due March 15, 2008, with a stated rate of 9.375%, payable semi-annually. The notes were issued at a discount and had an effective interest rate of 9.445%. At November 30, 2001, the unamortized discount on the notes was $0.6 million. The subordinated notes contain certain financial tests and restrictive covenants, none of which are currently expected to restrict the Company's activities.

   On January 20, 1999, the Company issued $100 million principal amount of unsecured senior subordinated notes due January 15, 2009, with a stated interest rate of 10.5%, payable semi-annually. These notes were issued at a discount and have an effective interest rate of 10.75%. In February 2001, the Company issued an additional $150 million as an add-on to these existing subordinated notes, bringing the total principal amount of unsecured senior subordinated notes due January 15, 2009 to $250 million. The additional notes were also issued at a discount and have an effective interest rate of 10.83%. At November 30, 2001, the aggregate unamortized discount on these notes was $3.4 million. These subordinated notes also contain substantially the same financial tests and restrictive covenants as the $200 million of 9.375% unsecured senior subordinated notes.

   The aggregate principal maturities of mortgage notes and other debts payable subsequent to November 30, 2001, assuming extensions which are exercisable at the Company's option, are as follows (in millions): 2002--$100.3; 2003--$197.1; 2004--$259.1; 2005--$217.9; 2006--$146.6 and thereafter--$496.2. All of the notes secured by land contain collateral release provisions.

10. Income Taxes

   The provisions for income taxes consisted of the following for the years ended November 30, 2001, 2000 and 1999:

                                                       2001     2000     1999
                                                     --------  -------  -------
                                                          (In thousands)
     Current
       Federal...................................... $ 69,783   50,033   40,632
       Federal Low-Income Housing Tax Credits.......  (11,635) (16,220) (14,097)
       State........................................   37,657   10,340    4,887
                                                     --------  -------  -------
                                                       95,805   44,153   31,422
                                                     --------  -------  -------
     Deferred
       Federal......................................   (3,172)   6,097    2,109
       State........................................  (21,403)   1,807    1,809
                                                     --------  -------  -------
                                                     (24,575)    7,904    3,918
                                                     --------  -------  -------
         Total expense.............................. $ 71,230   52,057   35,340
                                                     ========  =======  =======

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences of the Company's deferred tax assets and liabilities at November 30, 2001 and 2000 are as follows:

                                                                 November 30,
                                                                ----------------
                                                                  2001     2000
                                                                --------  ------
                                                                (In thousands)
     Deferred tax assets
       Investment securities and mortgage loans................ $     --  64,154
       Reserves and accruals...................................   31,925  27,560
       Investments in unconsolidated partnerships..............       --   2,590
       Other...................................................    7,270     686
                                                                --------  ------
         Total deferred tax assets.............................   39,195  94,990
                                                                --------  ------
     Deferred tax liabilities
       Investment securities and mortgage loans................   40,250     --
       Operating property, equipment and land..................   15,701  52,633
       Deferred income.........................................   51,748  34,706
       Investments in unconsolidated partnerships..............   11,142     --
                                                                --------  ------
         Total deferred tax liabilities........................  118,841  87,339
                                                                --------  ------
           Net deferred tax asset (liability).................. $(79,646)  7,651
                                                                ========  ======

   Based on management's assessment, it is more likely than not that the deferred tax assets will be realized through future taxable income.

   A reconciliation of the statutory rate to the effective tax rate for the years ended November 30, 2001, 2000 and 1999 follows:

                                  % of Pre-tax
                                     Income
                                 -----------------
                                 2001  2000  1999
                                 ----  ----  -----
     Federal statutory rate....  35.0  35.0   35.0
     Low-Income Housing Tax
      Credits..................  (5.6) (8.7) (11.3)
     State income taxes, net of
      federal income tax
      benefit..................   5.1   4.7    3.3
                                 ----  ----  -----
       Effective tax rate......  34.5  31.0   27.0
                                 ====  ====  =====

11. Minority Interests

   Minority interests relate to the third party ownership interests in entities (both corporations and partnerships) in which the Company has a controlling interest. For financial reporting purposes, the entities' assets, liabilities and earnings are consolidated with those of the Company, and the third parties' interests in the entities are included in the Company's consolidated financial statements as minority interests. The primary component of minority interests at November 30, 2001 and 2000, representing $23.7 million and $22.4 million, respectively, relates to the Company's interest in a partnership which provides collateral for a letter of credit providing credit enhancement to $277.3 million of tax-exempt bonds. See Note 2.

12. Financial Instruments

   The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2001 and 2000, using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash and accounts payable, which had fair values approximating their carrying values.

                                                     November 30,
                                       ----------------------------------------
                                               2001                2000
                                       -------------------- -------------------
                                        Carrying    Fair    Carrying    Fair
                                         Amount     Value    Amount     Value
                                       ---------- --------- --------- ---------
                                                    (In thousands)
Assets
  Mortgage loans...................... $  331,517   344,601   243,987   261,410
  Investment securities available-for-
   sale...............................  1,215,121 1,215,121   447,153   447,153
  Investment securities held-to-
   maturity...........................        --        --    249,249   327,994
Liabilities
  Mortgage notes and other debts
   payable............................ $1,417,207 1,427,371 1,404,374 1,383,720

   The following methods and assumptions were used by the Company in estimating fair values:

   Mortgage loans: The fair values are based on discounting future cash flows using the current interest rates at which similar loans would be made or are estimated by the Company on the basis of financial or other information.

   Investment securities available-for-sale and held-to-maturity: In 2001, the Company classified all of its CMBS securities as available-for-sale and the fair values of the investment securities were based on quoted market prices, or where quoted market prices were not available, were estimated by the Company based on discounted expected future cash flows. In 2000, the fair values of available-for-sale securities were based on quoted market prices. The held-to-maturity securities were valued based on acquisition price paid; however, the Company believes higher values would have been derived for 2000 if the valuation had been based on discounted expected future cash flows for these bonds. The fair value of available-for-sale securities of $1,215.1 million and $447.2 million at November 30, 2001 and 2000, respectively, includes unrealized gains of $331.5 million and $24.8 million and unrealized losses of $4.7 million and $19.8 million, respectively. The fair value of held-to-maturity securities of $328.0 million at November 30, 2000 includes unrealized gains and losses of $78.7 million and $0, respectively.

   Mortgage notes and other debts payable: The fair value of fixed-rate borrowings is based on discounting future cash flows using the Company's incremental borrowing rate. Variable-rate borrowings are tied to market indices, and thereby approximate fair value.

13. Capital Stock

Preferred Stock

   The Company has 500,000 shares of authorized preferred stock, $10 par value. At November 30, 2001 and 2000, no shares of preferred stock were issued or outstanding. The preferred stock may be issued in series with any rights, powers and preferences which may be authorized by the Company's Board of Directors.

Common Stock

   The Company has two classes of common stock. The common stockholders have one vote for each share owned in matters requiring stockholder approval and during the years ended 2001, 2000 and 1999 received quarterly dividends of $.0125 per share. Class B common stockholders have ten votes for each share owned and during the years ended 2001, 2000 and 1999 received quarterly dividends of $.01125 per share. Class B common stock cannot be transferred, except to family members of the current holder or trusts or entities for their benefit or which they own. Class B common stock can be converted into common stock at any time. Common stock cannot be converted into Class B common stock. As of November 30, 2001, Mr. Leonard Miller, a member of the Company's Board of Directors, owned or controlled 9.9 million shares of Class B common stock, which represented 99% of the Class B common stock outstanding and 80% of the voting power of both classes combined.

   The Company's Board of Directors approved a stock repurchase plan authorizing the Company to buy back up to 5,500,000 shares of its common stock. During the years ended November 30, 2001, 2000 and 1999, the Company purchased 300,000 shares, 1,893,200 shares and 500,000 shares, respectively, under this program, bringing the inception-to-date total number of shares the Company has purchased under this program through November 30, 2001 to 3,244,100 shares.

Stock Option Plans

   In 2000, the Company adopted the 2000 Stock Option and Restricted Stock Plan (the "2000 Plan"). The 2000 Plan amended and restated the 1997 Stock Option Plan (the "1997 Plan"), which was adopted in connection with the Spin-off. The 2000 Plan provides for the granting of options and restricted stock to certain officers, employees and directors of the Company. The aggregate maximum number of shares, approved by the stockholders, which may be exercised as options and/or issued as restricted stock is 4,000,000.

   Options granted under the 2000 Plan will expire not more than 10 years after the date of grant, except that incentive stock options granted to a key employee who is a 10% stockholder or a member of a 10% stockholder's family will expire not more than five years after the date of grant. The exercise price of each stock option granted under the 2000 Plan will be 100% of the fair market value of the common stock on the date the stock option is granted, except in the case of a key employee who is a 10% stockholder or a member of a 10% stockholder's family, in which case the incentive stock option price may not be less than 110% of the fair market value of the common stock on the date the stock option is granted, and except as to stock options granted to replace Lennar stock options held by Lennar employees who became employees of the Company at the Spin-off, which have exercise prices based on the exercise prices of the Lennar stock options which they replaced.

   Under the 2000 Plan, the aggregate number of shares of restricted stock granted to an officer, employee or director in any fiscal year cannot exceed 500,000 shares. Total restricted stock granted during the years ended November 30, 2001 and 2000 was 10,000 shares and 870,000 shares, respectively, with a weighted average fair value on date of grant of $26.84 and $18.06, respectively, per share. During the years ended November 30, 2001 and 2000, the Company recorded deferred compensation expense of $0.3 million and $15.7 million, respectively, as a separate component of stockholders' equity. These deferred expenses are being amortized to earnings over a five-year vesting period. Amortization expense related to the deferred compensation recorded during the years ended November 30, 2001 and 2000 was $3.2 million and $2.5 million, respectively.

   A summary of the Company's stock option activity under the 2000 Plan and the 1997 Plan for the years ended November 30, 2001, 2000 and 1999 is as follows:

                                   2001                2000                1999
                            ------------------- ------------------- -------------------
                                       Weighted            Weighted            Weighted
                                       Average             Average             Average
                              Stock    Exercise   Stock    Exercise   Stock    Exercise
                             Options    Price    Options    Price    Options    Price
                            ---------  -------- ---------  -------- ---------  --------
   Outstanding, beginning
    of year................ 1,743,559   $18.34  1,520,803   $18.19  1,555,661   $20.19
     Granted...............   167,500   $27.37    315,250   $18.95    464,240   $18.09
     Forfeited.............   (11,450)  $27.12    (71,878)  $18.54   (487,300)  $24.63
     Exercised.............  (235,560)  $ 6.79    (20,616)  $14.80    (11,798)  $12.29
                            ---------           ---------           ---------
   Outstanding, end of
    year................... 1,664,049   $20.83  1,743,559   $18.34  1,520,803   $18.19
                            =========           =========           =========
   Exercisable, end of
    year...................   562,736   $19.39    504,108   $15.84    348,619   $15.74
                            =========           =========           =========

   The following table summarizes information about stock options outstanding at November 30, 2001:

                          Options Outstanding           Options Exercisable
                  ----------------------------------- -----------------------
                                  Weighted
                      Number       Average   Weighted     Number     Weighted
     Range of     Outstanding at  Remaining  Average  Outstanding at Average
     Exercise      November 30,  Contractual Exercise  November 30,  Exercise
      Prices           2001         Life      Price        2001       Price
     --------     -------------- ----------- -------- -------------- --------
   $6.80-$10.20      100,295        1.79      $ 7.62      82,207      $ 7.11
   $10.21-$15.31      56,435        2.53      $12.68      29,904      $12.63
   $15.32-$22.98     717,819        6.01      $18.30     190,535      $18.08
   $22.99-$32.08     789,500        6.41      $25.39     260,090      $25.00

   The Company has elected to account for its employee stock options under APB Opinion No. 25 and related Interpretations. No compensation expense is recorded under APB Opinion No. 25 because the exercise price of the Company's employee common stock options equaled the market price for the underlying common stock on the grant date.

   Under the terms of the Lennar 1991 Stock Option Plan (the "Lennar Option Plan"), participants in the Lennar Option Plan who exercise after the Spin-off options they held at the time of the Spin-off (and who did not amend the terms of their options prior to the Spin-off to provide otherwise) will receive upon exercise of Lennar stock options one share of LNR common stock for each share of Lennar stock received. In connection with the Spin-off, the Company agreed to deliver shares of its common stock to participants in the Lennar Option Plan who exercise options and are entitled to LNR common stock. There were Lennar stock options outstanding at the time of the Spin-off which could entitle the holders to purchase up to 615,600 shares of LNR common stock. Of these options, 229,250 and 17,000 were exercised during the years ended November 30, 2001 and 2000, respectively. There were 254,250 Lennar stock options outstanding as of November 30, 2001, under which holders would receive LNR shares upon exercise, of which, 245,000 were exercisable. The Company does not receive any portion of the exercise price of the Lennar stock options.

Senior Officer Stock Purchase Plan

   In January 2001, the Company adopted the 2001 Senior Officers Stock Purchase Plan (the "2001 Plan"). Under the 2001 Plan, the Board of Directors may authorize the Company to enter into agreements with senior officers to sell shares of the Company's common stock to the senior officers in installments over a period of time for the market price of the common stock when the agreements are entered into. Purchases are timed to correspond to scheduled receipts of deferred compensation payments, but the senior officers' obligations to purchase and pay for stock are not subject to the deferred compensation payments' being received. The agreements bind the Company to sell shares, and the senior officers to purchase shares, for the agreed price, except that the agreement with a senior officer will terminate if the senior officer ceases to be employed by the Company. The maximum number of shares the Company may agree to sell under the 2001 Plan is 500,000. During 2001, senior officers entered into agreements to purchase 160,535 shares during 2002 through 2006 for prices ranging from $28.30 to $31.15 per share.

   The Company has elected to account for the 2001 Plan under APB Opinion No. 25 and related Interpretations. No compensation expense was recorded under APB Opinion No. 25 because the purchase price determined for the common stock equaled the deferred compensation payment amount which was already recorded as compensation expense when it was earned.

"As Adjusted" Information

   SFAS No. 123 requires "as adjusted" information regarding net earnings and earnings per share to be disclosed for stock options, stock under the 2001 Plan, and restricted stock granted after fiscal year 1996. The Company determined this information using the fair value method of that Statement. The fair value of the 2001 Plan, the 2000 Plan and the 1997 Plan was determined at the date of grant using the Black-Scholes option-pricing model. The weighted average fair value per share under these plans was $11.52, $8.38 and $8.79 as of November 30, 2001, 2000 and 1999, respectively. The significant weighted average assumptions used for the years ended November 30, 2001, 2000 and 1999 were as follows:

                                                                Years Ended
                                                                November 30,
                                                               ----------------
                                                               2001  2000  1999
                                                               ----  ----  ----
     Dividend yield........................................... 0.18% 0.27% 0.20%
     Volatility rate.......................................... 0.45  0.46  0.50
     Risk-free interest rate.................................. 4.88% 6.57% 5.69%
     Expected option life (years).............................  2-7   2-7   2-7

   The estimated fair value of the stock options, stock under the 2001 Plan and restricted stock is recognized in expense over the vesting period for "as adjusted" disclosures. The earnings per share "as adjusted" for the effects of SFAS No. 123 is not indicative of the effects on reported net earnings for future years. For purposes of these calculations, the Company has excluded shares which may be delivered to participants in the Lennar Option Plan who exercise Lennar stock options, who are not employees and do not otherwise receive compensation from the Company. The Company's reported "as adjusted" information for the years ended November 30, 2001, 2000 and 1999 is as follows:

                                                               Years Ended
                                                              November 30,
                                                         -----------------------
                                                           2001    2000    1999
                                                         -------- ------- ------
                                                          (In thousands, except
                                                           per share amounts)
     Net earnings....................................... $135,113 115,871 95,560
     Net earnings "as adjusted"......................... $132,735 114,159 94,407
     Earnings per share as reported--basic.............. $   4.05    3.46   2.68
     Earnings per share "as adjusted"--basic............ $   3.98    3.41   2.65
     Earnings per share as reported--diluted............ $   3.87    3.32   2.63
     Earnings per share "as adjusted"--diluted.......... $   3.80    3.27   2.60

   In management's opinion, valuation models do not provide a reliable single measure of the fair value of employee stock options, stock under the 2001 Plan and restricted stock that have vesting provisions and are not transferable. In addition, these models require the input of highly subjective assumptions, including expected stock price volatility.

Savings Plan

   The LNR Property Corporation Savings Plan (the "Savings Plan") allows employees to participate and make contributions to the Savings Plan which are invested on their behalf. The Company may also make matching contributions to the Savings Plan for the benefit of employees. Participants in the plan self direct both salary deferral and employer matching contributions. LNR has 11 different options for participants to direct their contributions, one of which is LNR stock. The Company records as compensation expense its contributions to the Savings Plan. Amounts contributed by the Company to the Savings Plan during 2001, 2000 and 1999 were $0.6 million, $0.6 million and $0.3 million, respectively.

Restrictions on Payments of Dividends

   Other than as necessary to maintain the financial ratios and net worth requirements under certain revolving credit agreements, there are no restrictions on the payment of dividends on common stock or Class B common stock by the Company. However, the cash dividends paid with regard to a share of Class B common stock in a calendar year may not be more than 90% of the cash dividends paid with regard to a share of common stock in that calendar year.

14. Related Party Transactions

   A member of the LNR Board of Directors has voting control of both LNR and Lennar. See Note 13.

   Lennar is a partner with the Company in several partnerships. See Note 8.

   In April 2001, the Company sold a building to an unaffiliated third party that leased office space to Lennar and its subsidiaries. During the years ended November 30, 2001, 2000 and 1999, the Company recorded $0.5 million, $1.2 million and $1.2 million, respectively, in rental revenue from the leases with Lennar.

15. Commitments and Contingent Liabilities

   The Company is subject to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

   The Company is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, as well as the management of partnerships and special servicing of CMBS in the routine conduct of its business.

   The Company is committed, under various standby letters of credit or other agreements, to provide certain guarantees which are not otherwise reflected in the financial statements. Outstanding standby letters of credit, guarantees, performance bonds, and other commercial commitments under these arrangements totaled approximately $296.2 million and $180.9 million at November 30, 2001 and 2000, respectively, which include a letter of credit of $55.1 million and $52.1 million at November 30, 2001 and 2000, respectively, which is collateralized by short-term investment securities. See Note 2.

   The Company leases certain premises and equipment under noncancelable operating leases with terms expiring through August 2007, exclusive of renewal option periods. The annual aggregate minimum rental commitments under these leases are summarized as follows (in thousands): 2002--$1,550; 2003--$613; 2004--$456; 2005--$349; 2006--$246 and thereafter--$167.

16. Segment Reporting

   Management assesses Company performance and allocates capital principally on the basis of three lines of business: (i) real estate properties, (ii) real estate loans, and (iii) real estate securities.

   Real estate properties include rental apartment communities, office buildings, industrial/warehouse facilities, hotels, retail centers and land that the Company acquires, develops, redevelops or repositions. The Company's primary sources of earnings from real estate properties are its rental revenue and gains on sales of those properties. Additionally, the Company recognizes equity in earnings of unconsolidated partnerships that own, manage and sell real estate properties and in some cases, earns fees from managing those partnerships. Operating expenses include the direct costs of operating the real estate properties, the related depreciation and the overhead associated with managing the properties and partnerships.

   Real estate loans include direct lending activities in unique high yielding situations and investments in loan portfolios acquired at a discount owned primarily through partnerships and the related loan workout operations. The Company's primary source of earnings from real estate loans include interest income on loan investments, equity in earnings of unconsolidated partnerships and management fees earned from those partnerships. Operating expenses include the overhead associated with servicing the loans and managing the partnerships.

   Real estate securities include unrated and non-investment grade rated subordinated CMBS, which are collateralized by pools of mortgage loans on commercial and multi-family residential real estate properties. The Company performs "special servicing" for the loans underlying such investments. Special servicing is the business of managing and working out the problem assets in a pool of commercial mortgage loans. The Company's primary source of earnings from real estate securities is the interest income earned on its CMBS investments. Additionally, the Company recognizes equity in earnings of unconsolidated partnerships that own CMBS. The Company also earns special servicing fees with respect to the mortgage loans underlying the Company's and the partnerships' CMBS, and earns management fees for managing the partnerships. Operating expenses include the overhead associated with managing the investments and the partnerships and costs of the special servicing activities.

   Revenues, expenses and assets are accounted for in accordance with the accounting policies set forth in Note 1. Revenues and non-overhead expenses for each business line are those that relate directly to those operations. Overhead expenses, such as administrative expenses, are allocated directly to each business line based on management's best estimates of the resources utilized in the management and operations of each business line. Total assets are those assets directly used in the Company's operations in each line of business. Corporate assets consist principally of cash and cash equivalents and other assets. There are no significant transfers between business lines.

   The following tables detail the Company's financial performance by these three lines of business for the years ended November 30, 2001, 2000 and 1999:

                                  For the Year Ended November 30, 2001
                          ------------------------------------------------------
                             Real                   Real
                            Estate   Real Estate   Estate    Corporate
                          Properties    Loans    Securities  and Other   Total
                          ---------- ----------- ----------  --------- ---------
                                             (In thousands)
Rental income...........  $  111,669       --          --         --     111,669
Equity in earnings of
 unconsolidated
 partnerships...........      25,796     4,554      44,802        --      75,152
Interest income.........         --     45,745     135,594        --     181,339
Gains on sales..........      64,281       --        9,717        --      73,998
Management and servicing
 fees...................       7,477     3,732      25,131        --      36,340
Other, net..............         --        136        (954)       --        (818)
                          ----------   -------   ---------    -------  ---------
  Total revenues........     209,223    54,167     214,290        --     477,680
                          ----------   -------   ---------    -------  ---------
Cost of rental
 operations.............      58,642       --          --         --      58,642
General and
 administrative.........      29,998     5,167      15,210     24,023     74,398
Depreciation............      25,267       --          --         --      25,267
Minority interests......         243     2,232          61        --       2,536
                          ----------   -------   ---------    -------  ---------
  Total costs and
   expenses.............     114,150     7,399      15,271     24,023    160,843
                          ----------   -------   ---------    -------  ---------
Operating earnings
 (loss).................  $   95,073    46,768     199,019    (24,023)   316,837
                          ==========   =======   =========    =======  =========
Total assets............  $1,037,098   398,614   1,355,923     45,012  2,836,647
                          ==========   =======   =========    =======  =========

                                   For the Year Ended November 30, 2000
                          -------------------------------------------------------
                          Real Estate Real Estate Real Estate Corporate
                          Properties     Loans    Securities  and Other   Total
                          ----------- ----------- ----------- --------- ---------
                                              (In thousands)
Rental income...........  $  139,264        --          --         --     139,264
Equity in earnings of
 unconsolidated
 partnerships...........      30,810     19,370      36,852        --      87,032
Interest income.........         --      36,758     110,988        --     147,746
Gains on sales..........      41,857     20,336      13,134        --      75,327
Management and servicing
 fees...................       2,847      4,656      15,461        --      22,964
Other, net..............         --         437         --         --         437
                          ----------    -------     -------    -------  ---------
  Total revenues........     214,778     81,557     176,435        --     472,770
                          ----------    -------     -------    -------  ---------
Cost of rental
 operations.............      78,682        --          --         --      78,682
General and
 administrative.........      22,052      6,665      10,797     25,222     64,736
Depreciation............      36,138        --          --         --      36,138
Minority interests......         424      2,395         980        --       3,799
                          ----------    -------     -------    -------  ---------
  Total costs and
   expenses.............     137,296      9,060      11,777     25,222    183,355
                          ----------    -------     -------    -------  ---------
Operating earnings
 (loss).................  $   77,482     72,497     164,658    (25,222)   289,415
                          ==========    =======     =======    =======  =========
Total assets............  $1,153,608    314,162     826,092     54,994  2,348,856
                          ==========    =======     =======    =======  =========

                                   For the Year Ended November 30, 1999
                          ------------------------------------------------------
                             Real
                            Estate   Real Estate Real Estate Corporate
                          Properties    Loans    Securities  and Other   Total
                          ---------- ----------- ----------- --------- ---------
                                              (In thousands)
Rental income...........  $   95,391       --          --         --      95,391
Equity in earnings of
 unconsolidated
 partnerships...........      31,281    21,700       4,077        --      57,058
Interest income.........         --     18,874      87,590        --     106,464
Gains on sales..........      67,187       --        6,056        --      73,243
Management and servicing
 fees...................         668     5,080       9,592        --      15,340
Other, net..............         --        504         --         --         504
                          ----------   -------     -------    -------  ---------
  Total revenues........     194,527    46,158     107,315        --     348,000
                          ----------   -------     -------    -------  ---------
Cost of rental
 operations.............      53,881       --          --         --      53,881
General and
 administrative.........      16,685     5,492       7,502     16,598     46,277
Depreciation............      27,393       --          --         --      27,393
Minority interests......       2,813     2,146         681        --       5,640
                          ----------   -------     -------    -------  ---------
  Total costs and
   expenses.............     100,772     7,638       8,183     16,598    133,191
                          ----------   -------     -------    -------  ---------
Operating earnings
 (loss).................  $   93,755    38,520      99,132    (16,598)   214,809
                          ==========   =======     =======    =======  =========
Total assets............  $1,290,149   274,694     640,791     77,367  2,283,001
                          ==========   =======     =======    =======  =========

   All of the Company's operations and long-lived assets are geographically located in the United States, with the exception of its equity investment in an operating property in Japan amounting to $1.5 million and $1.7 million at November 30, 2001 and 2000, respectively, and its equity investments in portfolios of Japanese real estate loans, amounting to $0, $0 and $49.6 million at November 30, 2001, 2000 and 1999, respectively. The Company sold its interests in these Japanese loan portfolios during April 2000.

17. Subsequent Event

   On January 29, 2002, the Company entered into a $430 million repo line to finance the acquisition of securities and loans. Interest on this facility ranges from LIBOR plus 150 to LIBOR plus 300, which varies based on the underlying collateral. This facility matures in January 2005 and has a one-year extension option.

18. Quarterly Data (Unaudited)

                                                 First   Second   Third  Fourth
                                                -------- ------- ------- -------
                                                (In thousands, except per share
                                                            amounts)
   2001
     Revenues.................................. $111,292 129,997 117,368 119,023
     Operating earnings........................ $ 70,398  88,622  79,282  78,535
     Earnings before income taxes.............. $ 40,249  59,486  52,304  54,304
     Net earnings.............................. $ 25,965  38,374  35,216  35,558
     Net earnings per share--basic............. $   0.78    1.15    1.05    1.06
     Net earnings per share--diluted........... $   0.75    1.10    1.00    1.02
   2000
     Revenues.................................. $ 95,262 125,404 130,342 121,762
     Operating earnings........................ $ 56,211  79,688  80,025  73,491
     Earnings before income taxes.............. $ 29,636  49,915  47,917  40,460
     Net earnings.............................. $ 21,545  33,345  33,064  27,917
     Net earnings per share--basic............. $   0.64    1.00    0.99    0.84
     Net earnings per share--diluted........... $   0.62    0.96    0.95    0.80

   Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   Information about the Company's directors is incorporated by reference to the definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2002 (120 days after the end of the Company's fiscal year). The following individuals were LNR's executive officers at the date of this report:

                                                                      Year of
   Name/Position                                                  Age Election
   -------------                                                  --- --------
   Stuart A. Miller..............................................  44   1997
     Chairman of the Board and Director
   Steven J. Saiontz.............................................  43   1997
     Chief Executive Officer and Director
   Jeffrey P. Krasnoff...........................................  46   1997
     President and Director
   Shelly Rubin..................................................  39   1997
     Vice President and Chief Financial Officer
   Zena M. Dickstein.............................................  44   2000
     General Counsel and Secretary
   Robert Cherry.................................................  39   1997
     Vice President
   Steven I. Engel...............................................  55   1997
     Vice President
   Mark A. Griffith..............................................  45   1997
     Vice President
   David G. Levin................................................  46   1997
     Vice President
   Ronald E. Schrager............................................  40   1997
     Vice President
   David O. Team.................................................  41   1997
     Vice President
   Steven N. Bjerke..............................................  40   2000
     Corporate Controller
   Margaret A. Jordan............................................  50   1997
     Treasurer

   Stuart A. Miller is the Company's Chairman of the Board. Mr. Miller became the Chairman of the Board of LNR when the Company was formed in June 1997. Mr. Miller has been the President and Chief Executive Officer of Lennar since April 1997. For more than five years prior to April 1997, Mr. Miller was a vice president of Lennar and held various executive positions with Lennar subsidiaries, including being the president of its principal homebuilding subsidiary from December 1991 to April 1997 and the president of its principal real estate investment and management division (the predecessor to a substantial portion of the Company's business) from April 1995 to April 1997. Mr. Miller is currently a Director of Lennar and is a Director of the Union Bank of Florida. He is the son of Leonard Miller (co-founder and Chairman of the Board of Lennar) and the brother-in-law of Steven J. Saiontz.

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

   Robert Cherry is a Vice President of LNR, responsible for sourcing, evaluating, structuring and financing new investments in CMBS, mezzanine debt and preferred equity securities. From March 1995 until June 1997, Mr. Cherry had similar responsibilities for Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business). From March 1994 until February 1995, he was a vice president of G. Soros Realty Advisors/Quantum North America Realty Fund. Prior to that he was a senior analyst with Moody's Investor Service and an associate with Sullivan & Cromwell.

   Steven I. Engel is a Vice President of LNR, responsible for managing the Japan office. From 1992 until June 1997, Mr. Engel primarily was responsible for the special servicing of the CMBS portfolio for Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business). From 1987 to 1992, Mr. Engel was a real estate developer and attorney.

   Mark A. Griffith is a Vice President, responsible for managing LNR's Eastern Regional Division. From February 1990 until June 1997, Mr. Griffith had similar responsibilities for Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business).

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

   Ronald E. Schrager is a Vice President, responsible for managing the Real Estate Finance and Servicing Division of LNR, which is primarily focused on CMBS special servicing. Beginning in August 1992, he held several positions in Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business), managing various areas. Prior to that he served as a vice president of Chemical Bank's Real Estate Finance Group.

   David O. Team is a Vice President, responsible for the Company's Western Regional Division and Lennar Affordable Communities. He became responsible for the Lennar Affordable Communities in January 2002. Mr. Team has been responsible for the Company's Western Regional Division since June 1997. From April 1996 until June 1997, Mr. Team had similar responsibilities for Lennar's real estate investment and management division (the predecessor to a substantial portion of the Company's business). From 1994 to 1996, Mr. Team was the owner and president of Windward Realty Group, a real estate development firm. From 1992 to 1993, he was a senior vice president with American Real Estate Group.

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

Item 11. Executive Compensation.

   The information required by Item 11 is incorporated by reference from the Company's 2002 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2002 (120 days after the end of the Company's fiscal year).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by Item 12 is incorporated by reference from the Company's 2002 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2002 (120 days after the end of the Company's fiscal year).

Item 13. Certain Relationships and Related Transactions.

   The information required by Item 13 is incorporated by reference from the Company's 2002 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2002 (120 days after the end of the Company's fiscal year).

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(A) 1. Financial Statements--The Company's Financial Statements are included in
    Item 8

                                                                          Page
                                                                         Number
                                                                         ------
       Combined financial statements of Lennar Land Partners and
        Lennar Land Partners II as of November 30, 2001 and 2000 and
        for the years ended November 30, 2001, 2000 and 1999..........     73

       Financial statements of Madison Square Company LLC as of
        December 31, 2001 and 2000 and for the years ended December
        31, 2001 and 2000 and the period from March 25, 1999 (date of
        inception) through December 31, 1999..........................     84

  2. Consolidated Financial Statement Schedules

       Report of Independent Auditors.................................     92

       Schedule II--Valuation and Qualifying Accounts.................     93

       Schedule III--Real Estate and Accumulated Depreciation.........     94

       Schedule IV--Mortgage Loans on Real Estate.....................     95

(B) 1. Report on Form 8-K

     None

(C) 1.Index to Exhibits

  3.1  Certificate of Incorporation and Amendment.*
  3.2  By-laws.*
 10.1  Separation and Distribution Agreement between the Company and
       Lennar Corporation, dated June 10, 1997.*
 10.2  LNR Property Corporation Employee Stock Ownership/401(k) Plan.*
 10.3 Shared Facilities Agreement between LNR Property Corporation and Lennar Corporation.*
 10.4  Partnership Agreement by and between Lennar Land Partners Sub,
       Inc. and LNR Land Partners Sub, Inc.*
 10.5  Reverse Repurchase Agreement dated as of June 7, 1996, between
       CS First Boston (Hong Kong) Limited and Lennar Financial
       Services, Lennar MBS, Inc., Lennar Securities Holdings, Inc., and LFS Asset Corp.*
 10.6  Amended and Restated Credit Agreement dated as of October 4,
       1999, by and between LNR Florida Funding, Inc., and German
       American Capital Corporation.*
 10.7  LNR Property Corporation Savings Plan.*
 10.8  Partnership Agreement by and between Lennar Land Partners Sub
       II, Inc. and LNR Land Partners Sub II, Inc.*
 10.9 Second Amended and Restated Revolving Credit Agreement dated as of July 14, 2000, between LNR Property Corporation and certain subsidiaries, the lenders and Bank of America, N.A., as administrative agent, U.S. Bank, National Association, as syndication agent, Fleet National Bank, as documentation agent and Guaranty Federal Bank, F.S.B., as managing agent with Bank of America Securities LLC, as sole lead arranger and sole book manager.*
 10.10 Supplement and Amendment to Annex 1-A of the Master Repurchase
       Agreement dated August 17, 2000 and the Master Repurchase
       Agreement dated as of March 31, 2000 between Bear Stearns
       International Limited and LNR CMBS Holding Corp.*
 10.11 Second Supplemental Indenture dated as of February 8, 2001, between LNR Property Corporation and US Bank Trust National
       Association, as successor trustee (relating to LNR's 10 1/2%
       Senior Subordinated Notes Due 2009.) (Incorporated by reference from Exhibit to Current Report on Form 8-K filed February 15,
       2001.)*

 10.12 LNR Property Corporation 2000 Stock Option and Restricted Stock Plan.*
 10.13 LNR Property Corporation 2001 Senior Officers Stock Purchase Plan.
 11.1  Statement Regarding Computation of Earnings Per Share.
 21.1  List of Subsidiaries.
 23.1  Consent of Deloitte & Touche LLP.
 23.2  Consent of Deloitte & Touche LLP.
 23.3  Consent of Ernst & Young LLP.

--------
*  Previously filed.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LNR PROPERTY CORPORATION

                                            BY: /s/ STEVEN J. SAIONTZ
                                               ----------------------------
                                               Steven J. Saiontz
                                               Chief Executive Officer and
                                               Director
                                               (Principal Executive Officer)

                                               February 28, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

     Name and Signature                  Title                      Date

 /s/  STUART A. MILLER         Chairman of the Board and      February 28, 2002
 ----------------------------  Director
      Stuart A. Miller

 /s/  STEVEN J. SAIONTZ        Chief Executive Officer and    February 28, 2002
 ----------------------------  Director (Principal Executive
      Steven J. Saiontz          Officer)


 /s/ JEFFREY P. KRASNOFF       President and Director         February 28, 2002
 ----------------------------
     Jeffrey P. Krasnoff

 /s/    SHELLY RUBIN           Vice President and Chief       February 28, 2002
 ---------------------------   Financial Officer (Principal
        Shelly Rubin            Financial Officer)


 /s/  STEVEN N. BJERKE         Corporate Controller           February 28, 2002
 ----------------------------   (Principal Accounting
      Steven N. Bjerke          Officer)


 /s/  BRIAN L. BILZIN          Director                       February 28, 2002
 ----------------------------
      Brian L. Bilzin

 /s/ CHARLES E. COBB, JR.      Director                       February 28, 2002
 ----------------------------
     Charles E. Cobb, Jr.

 /s/ EDWARD THADDEUS FOOTE II  Director                       February 28, 2002
 ----------------------------
     Edward Thaddeus Foote II

 /s/  STEPHEN E. FRANK         Director                       February 28, 2002
 ----------------------------
      Stephen E. Frank

 /s/     CONNIE MACK           Director                       February 28, 2002
 ----------------------------
        Connie Mack

 /s/  LEONARD MILLER           Director                       February 28, 2002
 ----------------------------
      Leonard Miller

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of Lennar Land Partners and Lennar Land Partners II:

We have audited the accompanying combined balance sheets of Lennar Land Partners and Lennar Land Partners II, both of which are general partnerships under common ownership and common management, (collectively, the "Partnerships") as of November 30, 2001 and 2000 and the related combined statements of operations, partners' capital and cash flows for each of the three years in the period ended November 30, 2001. These combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Lennar Land Partners and Lennar Land Partners II at November 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
January 9, 2002
(February 28, 2002 as to Note 7)

                Lennar Land Partners and Lennar Land Partners II

                            Combined Balance Sheets

                           November 30, 2001 and 2000


                                                           2001         2000
                                                       ------------- -----------
  Assets
  Cash................................................ $   8,741,553  14,695,398
  Land held for development and sale..................   176,632,519 218,171,259
  Operating properties and equipment, net.............    45,912,207  45,622,856
  Investments in unconsolidated partnerships..........    19,429,154  23,177,423
  Due from affiliate..................................       363,059         --
  Other assets........................................    24,592,377  18,498,526
                                                       ------------- -----------
                                                       $ 275,670,869 320,165,462
                                                       ============= ===========

  Liabilities and Partners' Capital
  Accounts payable and other liabilities.............. $  17,780,962  22,859,353
  Deferred revenue....................................    24,890,000  23,060,000
  Due to affiliate....................................           --    1,825,560
  Mortgage notes and other debts payable..............    99,670,339 115,038,341
                                                       ------------- -----------
  Total liabilities...................................   142,341,301 162,783,254
  Partners' capital...................................   133,329,568 157,382,208
                                                       ------------- -----------
                                                       $ 275,670,869 320,165,462
                                                       ============= ===========



            See accompanying notes to combined financial statements.

                Lennar Land Partners and Lennar Land Partners II

                       Combined Statements of Operations

              For the Years Ended November 30, 2001, 2000 and 1999


                                             2001         2000        1999
                                         ------------- ----------- -----------
Revenues
Land sales:
  Affiliate homesite sales.............. $ 104,200,973 112,273,630 109,327,044
  Third party homesite sales............    52,608,001  87,647,803  91,212,830
  Third party acreage sales.............    18,147,508  15,353,949  17,965,220
                                         ------------- ----------- -----------
    Total land sales....................   174,956,482 215,275,382 218,505,094
Equity in earnings of unconsolidated
 partnerships...........................    21,794,025  21,217,611  18,160,134
Club operations.........................     4,555,486   3,428,590   3,027,448
Amortization of negative goodwill.......           --          --    1,351,112
Other...................................    11,104,010  16,565,496  10,409,582
                                         ------------- ----------- -----------
    Total revenues......................   212,410,003 256,487,079 251,453,370
                                         ------------- ----------- -----------
Costs and Expenses
Cost of land sales:
  Affiliate homesite sales..............    68,583,764  72,700,370  77,415,895
  Third party homesite sales............    44,351,416  68,911,101  77,552,825
  Third party acreage sales.............     7,551,654   7,935,841  11,265,515
                                         ------------- ----------- -----------
    Total cost of land sales............   120,486,834 149,547,312 166,234,235
Selling, general and administrative.....    19,088,403  27,861,492  13,012,117
Management fees paid to affiliate.......     5,410,639   6,503,557   6,000,000
Club operations.........................     7,712,767   3,258,268   3,061,932
                                         ------------- ----------- -----------
    Total costs and expenses............   152,698,643 187,170,629 188,308,284
                                         ------------- ----------- -----------
Net Income ............................. $  59,711,360  69,316,450  63,145,086
                                         ============= =========== ===========


            See accompanying notes to combined financial statements.

                Lennar Land Partners and Lennar Land Partners II

                    Combined Statements of Partners' Capital

              For the Years ended November 30, 2001, 2000 and 1999


                                                    Lennar Land           LNR Land
                                                Partners Sub, Inc.  Partners Sub, Inc.
                                                    and Lennar           and LNR
                                                 Land Partners Sub   Land Partners Sub
                                                       II, Inc.            II, Inc.         Total
                                                 ------------------  ------------------ ------------
Balance at November 30, 1998.....................    $ 99,653,025        99,653,025      199,306,050
Net income.......................................      31,572,543        31,572,543       63,145,086
Distributions....................................     (16,292,689)      (16,292,689)     (32,585,378)
                                                     ------------       -----------     ------------
Balance at November 30, 1999.....................     114,932,879       114,932,879      229,865,758
Net income.......................................      34,658,225        34,658,225       69,316,450
Contributions....................................       2,000,000         2,000,000        4,000,000
Distributions....................................     (72,900,000)      (72,900,000)    (145,800,000)
                                                     ------------       -----------     ------------
Balance at November 30, 2000.....................      78,691,104        78,691,104      157,382,208
Net income.......................................      29,855,680        29,855,680       59,711,360
Contributions....................................       5,000,000         5,000,000       10,000,000
Distributions....................................     (46,882,000)      (46,882,000)     (93,764,000)
                                                     ------------       -----------     ------------
Balance at November 30, 2001.....................    $ 66,664,784        66,664,784      133,329,568
                                                     ============       ===========     ============



            See accompanying notes to combined financial statements.

                Lennar Land Partners and Lennar Land Partners II

                       Combined Statements of Cash Flows

              For the Years Ended November 30, 2001, 2000 and 1999


                                                              2001          2000         1999
                                                          ------------  ------------  -----------
Cash flows from operating activities:
Net income..............................................  $ 59,711,360    69,316,450   63,145,086
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization, net....................     2,285,458     1,084,423     (970,692)
  Equity in earnings of unconsolidated partnerships.....   (21,794,025)  (21,217,611) (18,160,134)
  Gain on sales of operating properties and equipment...           --     (6,782,226)         --
  Changes in assets and liabilities:
    Decrease in land held for development and sale......    40,618,197    36,885,909   56,675,913
    (Increase) decrease in other assets.................    (6,093,851)    2,128,506    2,271,709
    Decrease in accounts payable and other liabilities..    (5,078,391)     (437,298) (22,830,010)
    Increase in deferred revenue........................     1,830,000    17,850,000    5,210,000
    Increase (decrease) in due from / to affiliate......    (2,188,619)    1,270,496     (553,128)
                                                          ------------  ------------  -----------
    Net cash provided by operating activities...........    69,290,129   100,098,649   84,788,744
                                                          ------------  ------------  -----------
Cash flows from investing activities:
Operating properties and equipment:
  Additions.............................................    (1,654,266)  (13,649,216)  (1,460,753)
  Proceeds from sales...................................           --     12,251,730          --
Investments in unconsolidated partnerships..............    (3,000,000)          --   (50,847,716)
Distributions from unconsolidated partnerships..........    28,542,294    23,823,709   49,055,656
                                                          ------------  ------------  -----------
    Net cash provided by (used in) investing
     activities.........................................    23,888,028    22,426,223   (3,252,813)
                                                          ------------  ------------  -----------
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit
 facilities.............................................    (7,561,597)   68,963,236   (9,070,153)
Mortgage notes and other debts payable:
  Proceeds from borrowings..............................           --            --   117,643,531
  Principal payments....................................    (7,806,405) (173,134,454) (34,758,035)
Decrease (increase) in restricted cash..................           --     90,000,000  (90,000,000)
Contributions received from partners....................    10,000,000     4,000,000          --
Distributions to partners...............................   (93,764,000) (145,800,000) (32,585,378)
                                                          ------------  ------------  -----------
    Net cash used in financing activities...............   (99,132,002) (155,971,218) (48,770,035)
                                                          ------------  ------------  -----------
Net (decrease) increase in cash.........................    (5,953,845)  (33,446,346)  32,765,896
Cash at beginning of year...............................    14,695,398    48,141,744   15,375,848
                                                          ------------  ------------  -----------
Cash at end of year.....................................  $  8,741,553    14,695,398   48,141,744
                                                          ============  ============  ===========
Supplemental disclosures of non-cash investing
and financing activities:
  Consolidation of entity previously accounted for under
   the equity method--assets and liabilities recorded:
    Land held for development and sale..................  $        --            --    83,132,482
    Mortgage notes and other debts payable..............           --            --   (39,000,000)
    Other, net..........................................           --            --    (2,387,513)
    Investments in unconsolidated partnerships..........           --            --   (41,744,969)
                                                          ------------  ------------  -----------
                                                          $        --            --           --
                                                          ============  ============  ===========

            See accompanying notes to combined financial statements.

                Lennar Land Partners and Lennar Land Partners II

                     Notes to Combined Financial Statements


1. Organization and Summary of Significant Accounting Policies

 Description of Organization and Operations

   Lennar Land Partners ("LLP") is a Florida general partnership which was formed at the close of business on October 31, 1997 through the contribution of assets and related liabilities by Lennar Land Partners Sub, Inc. ("Lennar Sub I"), a wholly-owned subsidiary of Lennar Corporation ("Lennar"), and by LNR Land Partners Sub, Inc. ("LNR Sub I"), a wholly-owned subsidiary of LNR Property Corporation ("LNR"). All amounts were recorded by LLP at the carrying value of the partners. Lennar Sub I and LNR Sub I each received 50% partnership interests in LLP.

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

 Basis of Combination

   The accompanying combined financial statements include the accounts of the Partnerships, their wholly-owned subsidiaries and partnerships (and similar entities) in which a controlling interest is held. The Partnerships' investments in unconsolidated partnerships (and similar entities) in which less than a controlling interest is held are accounted for by the equity method. Controlling interest is determined based on a number of factors, which include the Partnerships' ownership interest and participation in the management of the partnerships. All significant intercompany transactions and balances have been eliminated.

   In 1999, the Partnerships obtained a controlling interest in one of its partnerships which was being accounted for by the equity method. At such time, the Partnerships began consolidating the assets and liabilities of the entity. The effect of consolidating this entity is included in the combined statements of cash flows under supplemental disclosures of non-cash investing and financing activities.

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

 Cash

   The Partnerships consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

                Lennar Land Partners and Lennar Land Partners II

 Land Held for Development and Sale

   The cost of land held for development and sale includes direct and indirect costs, capitalized interest and property taxes. The cost of land, major infrastructure, amenities and other common costs are apportioned among the parcels within a real estate community. Land is carried at cost, unless the land within a community is determined to be impaired, in which case the impaired land will be written down to fair value. Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets be evaluated for impairment based on undiscounted future cash flows of the assets. Write-downs of land deemed to be impaired will be recorded as adjustments to the cost basis of the respective land. As of November 30, 2001 and 2000, there were no assets considered impaired under the provisions of this statement.

 Interest and Real Estate Taxes

   Interest and real estate taxes attributable to land and operating properties are capitalized while they are being actively developed. During 2001, 2000 and 1999, interest costs of $8,130,259, $10,472,188 and $6,585,214, respectively, were incurred and $7,483,362, $9,048,037 and $6,328,383, respectively, were capitalized.

 Operating Properties and Equipment

   Operating properties and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The estimated useful life for operating properties is 39 years and for equipment is 2 to 15 years.

 Other Assets

   Other assets are comprised primarily of notes and accounts receivable related to land sales and prepaid impact fees. At November 30, 2001 and 2000, other assets included notes receivable of $16,362,216 and $10,157,589, respectively.

 Negative Goodwill

   At the formation of LLP, certain assets and the related negative goodwill were contributed. The negative goodwill was amortized over the lives of the assets acquired that gave rise to the negative goodwill. Negative goodwill was fully amortized at November 30, 1999.

 Income Taxes

   No provision for income taxes has been included in the combined financial statements of the Partnerships since the payment of such taxes is the obligation of the partners.

 New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and requires acquired intangible assets to be recognized as assets apart from goodwill if certain criteria are met. The Partnerships are required to adopt SFAS No. 141 for all future acquisitions.

   SFAS No. 142 no longer requires or permits the amortization of goodwill and indefinite-lived assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived

                Lennar Land Partners and Lennar Land Partners II

Assets and for Long-Lived Assets to Be Disposed Of. The Partnerships adopted SFAS No. 142 on December 1, 2001. Management does not currently believe that the implementation of SFAS No. 142 will have a material impact on the Partnerships' financial condition or results of operations.

   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 is effective for the Partnerships in fiscal 2003. Management does not currently believe that the implementation of SFAS No. 144 will have a material impact on the Partnerships' financial position or results of operations.

 Reclassifications

   Certain prior year amounts have been reclassified to conform with the 2001 presentation.

2. Land Held for Development and Sale

   Land held for development and sale consists of individual homesites and land parcels for sale to homebuilders, including Lennar. These properties are located in Florida, California and Texas. Land parcels are in various stages of development at November 30, 2001 and 2000.

3. Operating Properties and Equipment

   Operating properties and equipment at November 30, 2001 and 2000 consisted of the following:

                                                           2001         2000
                                                       ------------  ----------
   Community recreational facilities.................. $ 46,253,872  43,598,589
   Sales center.......................................    1,890,549   1,890,549
                                                       ------------  ----------
     Total land and buildings.........................   48,144,421  45,489,138
   Furniture, fixtures and equipment..................    3,573,698   3,064,197
                                                       ------------  ----------
                                                         51,718,119  48,553,335
   Accumulated depreciation...........................   (5,805,912) (2,930,479)
                                                       ------------  ----------
                                                       $ 45,912,207  45,622,856
                                                       ============  ==========

4. Investments in Unconsolidated Partnerships

   Summarized condensed financial information on a combined 100% basis related to the Partnerships' investments in unconsolidated partnerships and similar entities accounted for by the equity method as of November 30, 2001 and 2000 and for the years ended November 30, 2001, 2000 and 1999 was as follows:

                                                           2001         2000
                                                       ------------- -----------
Assets:
Cash.................................................. $  17,473,967  11,676,310
Real estate inventories...............................    95,688,831 105,959,116
Other assets..........................................     2,823,056   3,819,111
                                                       ------------- -----------
                                                       $ 115,985,854 121,454,537
                                                       ============= ===========
Liabilities and equity:
Accounts payable and other liabilities................ $  22,799,082  18,380,492
Notes and mortgages payable...........................    52,654,776  55,066,610
Equity of:
  The Partnerships....................................    19,429,154  23,177,423
  Others..............................................    21,102,842  24,830,012
                                                       ------------- -----------
                                                       $ 115,985,854 121,454,537
                                                       ============= ===========

                Lennar Land Partners and Lennar Land Partners II

                                               2001        2000        1999
                                           ------------ ----------- -----------
Revenues.................................  $122,006,340 139,289,132 210,032,897
Costs and expenses.......................    79,085,923 104,852,299 171,286,026
                                           ------------ ----------- -----------
Net earnings of unconsolidated
 partnerships............................  $ 42,920,417  34,436,833  38,746,871
                                           ============ =========== ===========
The Partnerships' share of net earnings..  $ 21,794,025  21,217,611  18,160,134
                                           ============ =========== ===========

   At November 30, 2001 and 2000, the Partnerships' equity interests in these partnerships ranged from 36% to 50%. The partnerships follow accounting principles generally accepted in the United States of America. These partnerships are primarily involved in the acquisition, development and sale of residential land. The Partnerships share in the profits and losses of these partnerships and, when appointed the manager of the partnerships, receive fees for the management of the assets. The outstanding debt of these partnerships is not guaranteed by the Partnerships. However, both Lennar and LNR provide guarantees on the debt of one of the partnerships (see Note 8).

5. Accounts Payable and Other Liabilities

   Accounts payable and other liabilities at November 30, 2001 and 2000 consisted of the following:

                                                            2001        2000
                                                        ------------ ----------
Accounts payable....................................... $  5,555,714  5,978,564
Accrued impact fees....................................    2,830,573  2,830,573
Deferred income........................................    1,983,227  2,400,339
Accrued property taxes.................................    1,492,090  1,573,865
Other liabilities......................................    5,919,358 10,076,012
                                                        ------------ ----------
                                                        $ 17,780,962 22,859,353
                                                        ============ ==========

6. Deferred Revenue

   The Partnerships entered into a Club Option Agreement whereby the Partnerships granted to a private equity membership club (the "Club") the right and option to purchase certain recreational facilities (the "Club Facilities"). Pursuant to the Club Option Agreement, all membership contributions received by the Club are paid to the Partnerships as a non-refundable option deposit and shall be applied toward the purchase price of the Club Facilities. Deferred revenue of $24,890,000 and $23,060,000 had been collected as of November 30, 2001 and 2000, respectively.

7. Mortgage Notes and Other Debts Payable

   Mortgage notes and other debts payable at November 30, 2001 and 2000 consisted of the following:

                                                           2001        2000
                                                       ------------ -----------
Revolving credit facilities with floating interest
 rates
 (ranging from 4.8% to 6.0% at November 30, 2001),
 secured by certain real estate, due through 2004..... $ 99,670,339  96,670,992
Revolving credit facility with a floating interest
 rate,
 secured by certain real estate, paid in 2001.........          --   10,560,944
Mortgage notes on land, with a fixed interest rate,
 secured by certain real estate, paid in 2001.........          --    7,656,405
Unsecured notes payable, paid in 2001.................          --      150,000
                                                       ------------ -----------
                                                       $ 99,670,339 115,038,341
                                                       ============ ===========

                Lennar Land Partners and Lennar Land Partners II

   At November 30, 2001 and 2000, the Partnerships had outstanding borrowings of $46,920,339 and $56,670,992, respectively, under a $75,000,000 revolving credit facility with a financial institution. This credit facility is used to acquire land, finance land development and for other general purposes, including distributions to partners. This credit facility matured on February 28, 2002 and was extended for one year at the request of the Partnerships and with the consent of the financial institution. Borrowings under this credit facility are limited by certain borrowing base calculations and are collateralized by real estate in the borrowing base. Interest is payable monthly and is tied to the Prime Rate. The interest rate was 5.0% at November 30, 2001.

   At November 30, 2001 and 2000, the Partnerships had outstanding borrowings of $52,750,000 and $40,000,000, respectively, pursuant to a revolving line of credit agreement with a financial institution. This credit facility provides for borrowings of up to $55,000,000, subject to certain borrowing base limitations and is collateralized by real estate. The maximum commitment under this credit facility is scheduled to be reduced by $10,000,000, $30,000,000 and $15,000,000 in fiscal 2002, 2003 and 2004, respectively. Interest is payable monthly and is based on LIBOR. The weighted average interest rate at November 30, 2001 was 5.4%. Lennar and LNR provide limited maintenance guarantees on this obligation.

   The minimum aggregate principal maturities of mortgage notes and other debts payable subsequent to November 30, 2001 are as follows: 2002--$54,670,339, 2003--$30,000,000 and 2004--$15,000,000. The Partnerships' debt arrangements contain certain financial covenants. At November 30, 2001, the Partnerships were in compliance with these covenants.

8. Related Party Transactions

   Lennar is paid a monthly fee for managing the day-to-day operations of the Partnerships. As manager, Lennar is also entitled to reimbursement for all out-of-pocket expenses directly incurred in its capacity as manager (the "Direct Expenses") including, but not limited to, costs and expenses of employees (salary, bonus and benefits), contractors, agents, professional fees, telephone, travel, productions and reproductions of documents and postage. In addition to the Direct Expenses, Lennar shares some of its employees, contractors, agents, facilities and equipment and other expenses with the Partnerships (the "Indirect Expenses"). The reimbursement for the Indirect Expenses is reflected as management fees paid to affiliate in the combined statements of operations. The Partnerships reimbursed Lennar $1,228,873, $2,835,875 and $1,534,164 for Direct Expenses in 2001, 2000 and 1999,
respectively, and $5,410,639, $6,503,557 and $6,000,000 for Indirect Expenses in 2001, 2000 and 1999, respectively. Additionally, during 2001, an agreement was entered into whereby Lennar is the general contractor for homes being built and sold by the Partnerships and receives a fee for the general contractor services. In 2001, such fee received by Lennar was $784,000.

   The Partnerships, in the ordinary course of business, sell land to Lennar. During 2001, these land sales amounted to $104,200,973 in revenues and generated gains totaling $35,617,209. During 2000, these land sales amounted to $112,273,630 in revenues and generated gains totaling $39,573,260. During 1999, these land sales amounted to $109,327,044 in revenues and generated gains totaling $31,911,149. The Partnerships believe amounts paid by Lennar for land sales approximate amounts that would have been paid by independent third parties.

   At November 30, 2001, Lennar and LNR provided limited maintenance guarantees on certain indebtedness totaling $52,750,000 of the Partnerships' debt. Additionally, both Lennar and LNR provided a 50% limited maintenance guarantee on $35,500,000 of the debt of one of the Partnerships' unconsolidated partnerships and a 50% payment guarantee on $4,900,000 of the debt of one of the Partnerships' unconsolidated partnerships. At November 30, 2001, Lennar provided a payment guarantee on $3,000,000 of the debt of one of the Partnerships' partnerships. During 2000 and 1999, the Partnerships paid the partners guarantee fees totaling $33,554 and $283,721, respectively. No guarantee fees were paid to the partners in 2001.

   During 1999, the Partnerships entered into a transaction with Lennar that was accounted for as a nonmonetary exchange of similar assets. The net assets received in the transaction were recorded by the Partnerships at the net book value of the assets given up of $42,173,384.

                Lennar Land Partners and Lennar Land Partners II

   Lennar funds the deficits of the community recreational facilities of the Partnerships' non-master planned communities. During 2001, 2000 and 1999, the Partnerships received deficit funding from Lennar of $296,575, $508,109 and $521,198, respectively, which has been recorded as a reduction to costs and expenses of club operations in the combined statements of operations.

   At November 30, 2001, Lennar owed the Partnerships $363,059 for advances, Indirect Expenses and Direct Expenses. At November 30, 2000, the Partnerships owed Lennar $1,825,560 for advances, Indirect Expenses and Direct Expenses.

9. Commitments and Contingent Liabilities

   The Partnerships are subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business.

   The Partnerships are parties to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Partnerships.

   Through an arrangement with Lennar as managing partner, the Partnerships are committed, under various letters of credits, to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under this arrangement totaled approximately $7,000,000 at November 30, 2001.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Members of
Madison Square Company LLC

We have audited the accompanying balance sheets of Madison Square Company LLC (the Company) as of December 31, 2001 and 2000, and the related statements of income, members' equity, and cash flows for each of the two years in the period ended December 31, 2001 and the period from March 25, 1999 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Square Company LLC at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 and the period from March 25, 1999 (date of inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

January 8, 2002
Miami, Florida

                           Madison Square Company LLC

                                 Balance Sheets



                                                               December 31
                                                           --------------------
                                                              2001      2000
                                                           ---------- ---------
                                                              (In thousands)
   Assets
   Cash and cash equivalents.............................. $    5,010     2,153
   Investment securities..................................  1,466,049 1,526,984
   Other assets...........................................         41       127
                                                           ---------- ---------
   Total assets........................................... $1,471,100 1,529,264
                                                           ========== =========
   Liabilities and members' equity
   Accounts payable and accrued expenses.................. $    3,060     5,132
   Loan payable to affiliate..............................  1,024,102 1,098,705
                                                           ---------- ---------
   Total liabilities......................................  1,027,162 1,103,837
   Members' equity........................................    443,938   425,427
                                                           ---------- ---------
   Total liabilities and members' equity.................. $1,471,100 1,529,264
                                                           ========== =========




                See accompanying notes to financial statements.

                           Madison Square Company LLC

                              Statements of Income



                                                                    For the
                                                                  period from
                                                                 March 25, 1999
                                                                     (date
                                                  Years ended    of inception)
                                                  December 31,      through
                                                ----------------  December 31,
                                                  2001    2000        1999
                                                -------- ------- ----------------
                                                      (In thousands)
   Revenues:
     Interest income..........................  $186,712 227,342  121, 053
     Other income.............................    18,790  19,863     4,886
                                                -------- ------- ---------
   Total revenues.............................   205,502 247,205   125,939
                                                ======== ======= =========
   Expenses:
     General and administrative expenses......     9,666   9,604     9,611
     Interest expense.........................    57,386  91,061    53,522
                                                -------- ------- ---------
   Total expenses.............................    67,052 100,665    63,133
                                                -------- ------- ---------
   Net income.................................  $138,450 146,540    62,806
                                                ======== ======= =========




                See accompanying notes to financial statements.

                           Madison Square Company LLC

                         Statements of Members' Equity

             Years ended December 31, 2001 and 2000 and the period from March 25, 1999 (date of inception) through December 31, 1999



                           Madison   Madison    LNR      Best             SunAmerica
                            Square   Square   Madison  Property              Life                  Total
                          Management Equity,  Square,   Fund,      BPF    Insurance    BPF/LNR   Members'
                             LLC      Inc.     Inc.      L.P.      LLC       Co.     Partnership  Equity
                          ---------- -------  -------  --------  -------  ---------- ----------- ---------
                                                         (In thousands)
Initial members'
 contributions..........   $   444    95,427   63,073    63,073       --         --      --        222,017
 Contributions from
  members...............       191    40,963   27,075    23,394    3,681     37,504      --        132,808
 Assignment of member
  interest..............       --        --       --    (93,787)  93,787        --       --            --
 Distributions to
  members...............       (50)  (10,789)  (7,130)   (4,486)  (2,644)      (328)     --        (25,427)
 Net income.............       122    26,302   17,385    11,806    5,579      1,612      --         62,806
                           -------   -------  -------  --------  -------   --------      ---     ---------
Balance at December 31,
 1999...................       707   151,903  100,403       --   100,403     38,788      --        392,204
 Distributions to
  members...............    (3,188)  (40,302) (30,138)      --   (30,138)    (9,551)     --       (113,317)
 Net income.............     3,248    53,264   38,703       --    38,703     12,622      --        146,540
                           -------   -------  -------  --------  -------   --------      ---     ---------
Balance at December 31,
 2000...................       767   164,865  108,968       --   108,968     41,859      --        425,427
 Distributions to
  members...............    (1,709)  (44,836) (31,384)      --   (31,384)   (10,626)     --       (119,939)
 Net income.............     1,742    52,057   36,157       --    36,157     12,337      --        138,450
                           -------   -------  -------  --------  -------   --------      ---     ---------
Balance at December 31,
 2001...................   $   800   172,086  113,741       --   113,741     43,570      --        443,938
                           =======   =======  =======  ========  =======   ========      ===     =========






                See accompanying notes to financial statements.

                           Madison Square Company LLC

                            Statements of Cash Flows



                                                                                     For the
                                                                                   period from
                                                                                    March 25,
                                                                                    1999 (date
                                                                                        of
                                                                 Years ended        inception)
                                                                December 31,         through
                                                             --------------------  December 31,
                                                               2001       2000         1999
                                                             ---------  ---------  ------------
                                                                      (In thousands)
Operating activities
Net income.................................................  $ 138,450    146,540       62,806
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Accretion of discount, net...............................    (28,179)   (12,088)      16,320
  Changes in operating assets and liabilities:
    Decrease (increase) in other assets....................         86         90         (217)
    (Decrease) increase in accounts payable and accrued
     expenses..............................................     (2,072)      (643)       5,775
                                                             ---------  ---------  -----------
Net cash provided by operating activities..................    108,285    133,899       84,684
Investing activities
Purchase of investment securities..........................        --         --    (1,750,052)
Principal repayments from investment securities............     89,114    140,821       78,015
                                                             ---------  ---------  -----------
Net cash provided by (used in) investing activities........     89,114    140,821   (1,672,037)
Financing activities
Proceeds from loan payable to affiliate....................        --         --     1,400,042
Principal payments on loan payable to affiliate............    (74,603)  (164,440)    (136,897)
Cash contributions from members............................        --         --       354,825
Cash distributions to members..............................   (119,939)  (113,317)     (25,427)
                                                             ---------  ---------  -----------
Net cash (used in) provided by financing activities........   (194,542)  (277,757)   1,592,543
                                                             ---------  ---------  -----------
Net increase (decrease) in cash and cash equivalents.......      2,857     (3,037)       5,190
Cash and cash equivalents at beginning of period...........      2,153      5,190          --
                                                             ---------  ---------  -----------
Cash and cash equivalents at end of period.................  $   5,010      2,153        5,190
                                                             =========  =========  ===========



                See accompanying notes to financial statements.

                           Madison Square Company LLC

                         Notes to Financial Statements

                               December 31, 2001


1. Organization and Nature of Business

   Madison Square Company LLC (Company), a Delaware limited liability company, was formed on March 25, 1999, for the purpose of investing in unrated and noninvestment grade rated commercial mortgage backed securities (CMBS), as further discussed in Notes 2 and 3.

   The Company's members currently consist of BPF/LNR Partnership (BPF/LNR), a non-equity managing member, and as nonmanaging members, Madison Square Management LLC (Madison), a 0.1815% member, Madison Square Equity, Inc. (Madison Equity), a 39.0084% member, LNR Madison Square, Inc. (LNR), a 25.78285% member, BPF LLC (BPF LLC), a 25.78285% member, and SunAmerica Life Insurance Co. (SunAmerica), a 9.2444% member.

   The original members of the Company were Madison, as managing member, and as non-managing members, Madison Equity, LNR, and Best Property Fund, L.P. (BPF). On July 1, 1999, effective as of March 25, 1999, BPF transferred to LNR an interest in the Company relating to a capital commitment in the amount of $25 million and a related capital contribution in the amount of $12.6 million, causing BPF and LNR to have equal members' interest of 28.4091%. Effective October 20, 1999, BPF assigned its interest to BPF LLC. On November 3, 1999, BPF/LNR was admitted as a non-equity member and replaced Madison as the managing member. SunAmerica was admitted as a member on November 4, 1999, after purchasing its interest from the then existing members. Lastly, on November 22, 1999, the members' ownership percentages were equalized to achieve the target ownership percentages as if all capital commitments were fully funded. Going forward, the ownership percentages that currently exist will remain constant and any additional capital contributions will be made in those proportions.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

   For purposes of the statements of cash flow, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Concentrations of credit risk and market risk associated with cash and cash equivalents are considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short duration to maturity.

Investment Securities

   Investment securities, which consist of investments in rated and unrated portions of various issues of CMBS and a participating whole loan pool, are accounted for in accordance with Statement of Financial Accounting Standards No. 115 (FAS 115), Accounting for Certain Investments in Debt and Equity Securities. FAS 115 requires that debt and equity securities that have determinable fair values be classified as available-for-sale unless they are classified as held-to-maturity or trading. Securities classified as held-to-maturity are carried at amortized cost because they are purchased with the intent and ability to hold to maturity. At December 31, 2001 and 2000, all investment securities held by the Company are classified as held-to-maturity.

Interest Income Recognition

   In accordance with Financial Accounting Standards Statement No. 91, Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, and EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, the Company recognizes interest income on its CMBS using the effective interest method, which results in a level yield over the projected life of the investments. Changes in estimated yields are due to revisions in estimates of future credit losses, losses incurred and actual prepayment speeds. Changes in estimated yields are accounted for prospectively. During 2001, 2000 and 1999, the Company recognized income based upon yields ranging from approximately 5.1% to 44.5%, 11.3% to 34.3% and 9.6% to 34.3%,
respectively, with a weighted average yield of 13.7%, 14.9% and 12.7%, respectively.

                           Madison Square Company LLC

2. Summary of Significant Accounting Policies (continued)

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Tax Matters

   The accompanying financial statements include no provision for income taxes, since pursuant to the provisions of the applicable federal, state, and local taxing authorities, each item of income, gain, loss, deduction or credit is reportable by the members.

Reclassifications

   Certain items in the 1999 and 2000 financial statements have been reclassified to conform to the 2001 presentation.

3. Investment Securities

   Investment securities are stated at amortized cost which represents actual cost adjusted for discount accretion using the effective interest method. Investment securities, which are held-to-maturity, consists of the following (in thousands):

                                                            December 31
                                                        ---------------------
                                                           2001       2000
                                                        ----------  ---------
      Certificate face value........................... $1,933,347  2,037,435
      Purchase discount, net...........................   (467,298)  (510,451)
                                                        ----------  ---------
                                                        $1,466,049  1,526,984
                                                        ==========  =========

   In general, principal payments on each class of security are made in the order of the stated maturities of each class so that no payment of principal will be made on any class until all classes having an earlier maturity date have been paid in full. Each security is, in effect, subordinate to other securities of classes with earlier maturities. The principal repayments on a particular class are dependent upon collections on the underlying mortgages, affected by prepayments and extensions, and as a result, the actual maturity of any class of securities may differ from its stated maturity. In addition, the Company has an investment in a participating whole loan pool and has been receiving principal payments from this investment. At December 31, 2001, the Company's investment securities, with stated maturities through 2023, have coupon rates ranging from 4.76% to 8.31%.

   The investments represent securities that are collateralized by pools of mortgage loans on commercial real estate assets located across the country. Concentrations of credit risk with respect to these securities are limited due to the diversity of the underlying loans across geographical areas and diversity among property types. In addition, the Company only invests in these securities when one of its affiliates performs significant due diligence analysis on the real estate supporting the underlying loans and when it has the right to select an affiliate as special servicer for the entire securitization. The special servicer impacts the performance of the securitization by using its loan workout and asset management expertise to resolve nonperforming loans.

4. Loan Payable to Affiliate

   The purchases of the investments were partially financed by loans under the Company's credit facility of $1.76 billion from Credit Suisse First Boston Mortgage Capital, LLC (CSFB), an affiliate of Madison and Madison Equity. Interest is payable at a rate per annum equal to the sum of the adjusted LIBOR plus 125 basis points during the original term of the facility (3.18% and 7.94% at December 31, 2001 and 2000, respectively).

                           Madison Square Company LLC

4. Loan Payable to Affiliate (continued)

The loans are collateralized by substantially all of the assets of the Company and have an original maturity of March 31, 2002. The Credit Agreement provides for two one-year extensions. Upon each extension, the underlying interest rate will increase by 100 basis points. On December 13, 2001, the Company provided CSFB with the first extension notice pursuant to the Credit Agreement. The extended maturity will now be March 31, 2003. The Company has the option to prepay the loans at any time prior to the maturity date without penalty. The Credit Agreement allowed for additional borrowings through March 31, 2000. As of December 31, 2001, the Company had no available borrowings under the Credit Agreement.

   Pursuant to the Credit Agreement, the borrower is required to make interest and principal payments on a monthly basis. Principal payments are made as defined in the Credit Agreement. Interest payments made to CSFB totaled $59.2 million, $91.4 million and $50.3 million for the years ended December 31, 2001 and 2000 and for the period from March 25, 1999 (date of inception) through December 31, 1999, respectively.

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

   The management fee is calculated as 1.5%, per annum, of the Net Cash Flow Value, as defined, payable on a quarterly basis in arrears. During 2001, 2000 and 1999, the Company incurred management fees of approximately $6.8 million, $7.0 million and $3.7 million, respectively. At December 31, 2001 and 2000, included in accounts payable and accrued expenses is approximately $1.7 million and $1.8 million, respectively, related to this fee.

Other

   During 2001, 2000 and 1999, the Company reimbursed affiliates approximately $2.2 million, $2.0 million and $911,000, respectively, for certain overhead expenses including payroll, rent and other administrative expenses.

6. Fair Value of Financial Instruments

   Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments (FAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value of expected future cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates could not be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument.

   At December 31, 2001 and 2000, the carrying amounts of cash and cash equivalents, investment securities and loan payable to affiliate approximate fair value. Cash and cash equivalents approximate fair value due to their short duration to maturity. The fair value of investment securities was based on quoted market prices, where available. If such prices were not available, the fair market value was calculated by discounting the estimated future cash flows at a rate that approximates current market. The loan payable to affiliate approximates fair value as it is primarily tied to market rates of interest.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of LNR Property Corporation and Subsidiaries:

   We have audited the consolidated financial statements of LNR Property Corporation and subsidiaries (the "Company") as of November 30, 2001 and 2000, and for each of the three years in the period ended November 30, 2001, and have issued our report thereon dated January 15, 2002, except for Note 17 as to which the date is January 29, 2002; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
January 15, 2002

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                                  Schedule II
                       Valuation and Qualifying Accounts
                 Years Ended November 30, 2001, 2000, and 1999

                                         Additions
                                    -------------------
                                     Charged
                                    to Costs   Charged
                         Beginning     and    to Other                   Ending
Description               Balance   Expenses  Accounts  (Deductions)     Balance
-----------              ---------- --------- --------- ------------    ---------
Year ended November 30,
 2001
  Allowances deducted
   from assets to which
   they apply:
    Allowances for
     doubtful accounts
     and notes
     receivable......... $1,555,000 1,718,000   224,000  (1,156,000)    2,341,000
                         ========== ========= =========  ==========     =========
    Deferred income and
     unaccreted
     discounts.......... $4,183,000       --  1,455,000  (1,677,000)(A) 3,961,000
                         ========== ========= =========  ==========     =========
    Loan loss reserve... $2,038,000       --    588,000    (136,000)    2,490,000
                         ========== ========= =========  ==========     =========
Year ended November 30,
 2000
  Allowances deducted
   from assets to which
   they apply:
    Allowances for
     doubtful accounts
     and notes
     receivable......... $  597,000   958,000       --          --      1,555,000
                         ========== ========= =========  ==========     =========
    Deferred income and
     unaccreted
     discounts.......... $5,360,000       --        --   (1,177,000)(A) 4,183,000
                         ========== ========= =========  ==========     =========
    Loan loss reserve... $2,038,000       --        --          --      2,038,000
                         ========== ========= =========  ==========     =========
Year ended November 30,
 1999
  Allowances deducted
   from assets to which
   they apply:
    Allowances for
     doubtful accounts
     and notes
     receivable......... $  117,000   662,000   153,000    (335,000)      597,000
                         ========== ========= =========  ==========     =========
    Deferred income and
     unaccreted
     discounts.......... $6,451,000       --        --   (1,091,000)(A) 5,360,000
                         ========== ========= =========  ==========     =========
    Loan loss reserve... $2,948,000       --        --     (910,000)    2,038,000
                         ========== ========= =========  ==========     =========

--------
Notes:
(A) Includes accretion of discounts.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                                  Schedule III
                Real Estate and Accumulated Depreciation (D)(E)
                          Year ended November 30, 2001

                                                                Costs Capitalized
                                                                  Subsequent to               Gross Amount at Which
                                    Initial Cost to Company        Acquisition              Carried at Close of Period
                                   ------------------------- ------------------------ --------------------------------------
                                                Building and               Carrying
 Description          Encumbrances     Land     Improvements Improvements    Costs      Land(A)    Buildings(A)   Total(C)
 ------------------   ------------ ------------ ------------ ------------ ----------- ------------ ------------ ------------
 Rental
  office property--
    GA..............  $ 52,500,000 $  5,238,000 $ 20,020,000 $ 37,274,000 $ 2,525,000 $  5,238,000 $ 59,819,000 $ 65,057,000
    NC..............    33,698,000    4,480,000   40,320,000      491,000         --     4,480,000 $ 40,811,000   45,291,000
    FL..............    22,200,000    7,721,000   31,180,000    3,456,000         --     7,721,000 $ 34,636,000   42,357,000
    CA..............    72,379,000   16,654,000   15,104,000   71,443,000   4,202,000   16,654,000 $ 90,749,000  107,403,000
  apartment
   property--
    VA..............    37,745,000    5,915,000    1,538,000   46,667,000   5,948,000    5,915,000 $ 54,153,000   60,068,000
 Other
  miscellaneous
  properties which
  are individually
  less than 5%
  of total..........   272,491,000   84,688,000  146,479,000  200,307,000  12,588,000   84,688,000  359,374,000  444,062,000
                      ------------ ------------ ------------ ------------ ----------- ------------ ------------ ------------
                      $491,013,000 $124,696,000 $254,641,000 $359,638,000 $25,263,000 $124,696,000 $639,542,000 $764,238,000
                      ============ ============ ============ ============ =========== ============ ============ ============

                                        Date of
                       Accumulated   Completion of   Date
Description          Depreciation(B) Construction  Acquired
-------------------  --------------- ------------- --------
Rental
 office property--
    GA..............    $ 6,636,000       1999        1996
                                        Completed
    NC..............      1,700,000   when acquired   2000
                                        Completed
    FL..............      2,486,000   when acquired   1999
                                          Under
    CA..............      8,592,000   Construction    1998
  apartment
   property--
    VA..............        778,000       2001        1997
 Other
  miscellaneous
  properties which
  are individually
  less than 5%
  of total..........     29,386,000     Various     Various
                      ---------------
                        $49,578,000
                      ===============

Notes:
(A) Includes related improvements and capitalized carrying costs.
(B) Depreciation is calculated using the straight-line method over the estimated useful lives which vary from 10 to 40 years.
(C) The aggregate gross cost of the listed property for Federal income tax purposes was $724,877,560 at November 30, 2001.
(D) The listed real estate includes operating properties completed or under construction.
(E) Reference is made to Notes 1, 6 and 10 of the consolidated financial statements.
(F) The changes in the total cost of real estate properties and accumulated depreciation for the three years ended November 30, 2001 are as follows (in thousands):

                                                 2001       2000       1999
                                               ---------  ---------  ---------
   Cost:
    Balance at beginning of year.............. $ 859,267  1,005,652    746,748
    Additions, at cost........................   159,040    335,239    446,922
    Cost of real estate sold..................  (238,873)  (152,016)  (169,642)
    Transfers.................................   (15,196)  (329,608)   (18,376)
                                               ---------  ---------  ---------
      Balance at end of year.................. $ 764,238    859,267  1,005,652
                                               =========  =========  =========
   Accumulated depreciation:
    Balance at beginning of year.............. $  47,826     39,192     39,943
    Depreciation and amortization charged
     against earnings.........................    20,837     27,850     24,637
    Depreciation on real estate sold..........   (17,674)    (8,663)   (22,441)
    Transfers.................................    (1,411)   (10,553)    (2,947)
                                               ---------  ---------  ---------
      Balance at end of year.................. $  49,578     47,826     39,192
                                               =========  =========  =========

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES

                                  Schedule IV
                         Mortgage Loans on Real Estate
                               November 30, 2001

                                                                                                                 Principal
                                                                                                                 Amount of
                                                                                                                   Loans
                                                                                                                 Subject to
                                                                                                     Carrying    Delinquent
                                                  Final                                 Principal    Amount of   Principal
                                                Maturity                         Prior  Amount of    Mortgages       or
Description                      Interest Rate    Date    Periodic Payment Terms Liens  Mortgages    (A)(B)(C)    Interest
-----------                      -------------- --------- ---------------------- ----- ------------ -----------  ----------
B-Notes secured by real estate:
 Office building/Retail center-
  TX, GA, MN...................   Libor + 650     2003    Interest Only                $ 39,998,000  39,998,000
 Office building--CA...........   Libor + 671     2003    Interest Only                  35,000,000  34,069,000
 Mixed use--MA.................   Libor + 675     2004    Interest Only                  34,500,000  34,500,000
 Hotel--FL, CA & NY............   Libor + 750     2002    Interest Only                  30,000,000  30,000,000
 Hotel--NY.....................   Libor + 700     2002    Interest Only                  21,000,000  21,000,000
 Retail center--CA.............   Libor + 750     2003    Interest Only                  15,000,000  15,000,000
 Convention center--VA.........   Libor + 700     2003    Interest Only                  14,600,000  14,600,000
 Hotel--FL, CA, TN, OH, NC &
  NY...........................   Libor + 555     2003    Interest Only                  12,835,000  12,835,000
 Apartment communities--CA.....   Libor + 625     2002    Interest Only                  12,100,000  12,100,000
 Hotel--TN.....................   Libor + 700     2004    Interest Only                  10,000,000   9,900,000
 Office building--CA...........   Libor + 530     2004    Interest Only                  10,000,000   9,575,000
 Office building--NY...........   Libor + 580     2002    Interest Only                   9,000,000   9,000,000
                                                                                       ------------ -----------
                                                                                        244,033,000 242,577,000
                                                                                       ------------ -----------
Other loans secured by real
 estate:
 Apartment communities--AZ.....      6.50%        2002    Interest Only                  24,046,000  24,046,000
 Office building--FL...........   Libor + 200     2002    Principal and Interest         24,404,000  24,404,000
 Office building--CA...........      7.25%        2003    Varying Payment                16,139,000  14,531,000
 Other.........................  6.00% - 11.75% 2002-2011 Various                         5,271,000   4,374,000
                                                                                       ------------ -----------
                                                                                         69,860,000  67,355,000
                                                                                       ------------ -----------
Second mortgage notes secured
 by real estate:
 Apartment communities--TX.....   Prime + 550     2004    Varying Payment                 4,710,000   4,710,000
 Apartment communities--GA.....      12.00%       2002    Interest Only                   4,000,000   4,000,000
 Residential development--CA...      13.00%       2001    Varying Payment                 3,545,000   3,545,000  3,545,000
 Apartment communities--TX.....   Prime + 550     2004    Varying Payment                 3,325,000   3,325,000
 Residential development--CA...      22.00%       2003    Varying Payment                 2,787,000   2,787,000
 Residential development--CA...      22.00%       2002    Varying Payment                 2,144,000   2,144,000
 Residential development--CA...      22.00%       2003    Varying Payment                 1,977,000   1,977,000
 Residential development--CA...      10.50%       2004    Varying Payment                 1,587,000   1,587,000
                                                                                       ------------ -----------  ---------
                                                                                         24,075,000  24,075,000  3,545,000
                                                                                       ------------ -----------  ---------
                                                                                        337,968,000 334,007,000
 Loan Loss Reserve..............................................................                     (2,490,000)
                                                                                       ------------ -----------  ---------
                                                                                       $337,968,000 331,517,000  3,545,000
                                                                                       ============ ===========  =========

-------
Notes:
(A) For Federal income tax purposes, the aggregate basis of the listed mortgages was $336,127,000 at November 30, 2001.
(B) Carrying amounts are net of unaccreted discounts.
(C) The changes in the carrying amounts of mortgages for the years ended November 30, 2001, 2000 and 1999 are as follows:

                                            2001          2000         1999
                                        -------------  -----------  -----------
Balance at beginning of year..........  $ 243,987,000  152,827,000   97,855,000
 Additions (deductions):
 New mortgage loans, net..............    195,830,000  164,655,000   83,901,000
 Collections of principal.............   (113,413,000) (74,806,000) (30,885,000)
 Accretion of discount................      5,290,000    1,177,000    1,091,000
 Change in loan loss reserve..........       (452,000)         --       910,000
 Other................................        275,000      134,000      (45,000)
                                        -------------  -----------  -----------
Balance at end of year................  $ 331,517,000  243,987,000  152,827,000
                                        =============  ===========  ===========

                                 EXHIBIT INDEX

 Exhibit
 Number  Description
 ------- -----------
 10.13   LNR Property Corporation 2001 Senior Officers Stock Purchase Plan.

 11.1    Statement Regarding Computation of Earnings Per Share.

 21.1    List of Subsidiaries.

 23.1    Consent of Deloitte & Touche LLP.

 23.2    Consent of Deloitte & Touche LLP.

 23.3    Consent of Ernst & Young LLP.