Form 10-Q
period 2002-02-28
LNR PROPERTY CORP
filed 2002-04-15
CIK 1043044

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 2002

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

         Common             24,705,337
         Class B Common      9,786,769

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                 (unaudited)        (unaudited)
(In thousands, except per share amounts)                                                        February 28,        November 30,
                                                                                                    2002                2001
                                                                                               ----------------   -----------------
                                           Assets
                                           ------
Cash and cash equivalents                                                                     $         8,128               6,578
Restricted cash                                                                                        58,950              81,955
Investment securities:
  Investment securities pledged to creditors which can be repledged or sold by creditors              690,724             719,605
  Other investment securities                                                                         495,321             495,516
                                                                                               ----------------   -----------------
     Total investment securities                                                                    1,186,045           1,215,121

Mortgage loans, net                                                                                   339,453             331,517
Operating properties and equipment, net                                                               757,151             719,662
Land held for investment                                                                               43,679              42,229
Investments in unconsolidated partnerships                                                            365,007             352,142
Other assets                                                                                           90,350              87,443
                                                                                               ----------------   -----------------
          Total assets                                                                        $     2,848,763           2,836,647
                                                                                               ================   =================

                            Liabilities and Stockholders' Equity
                            ------------------------------------

Liabilities
      Accounts payable                                                                        $        10,981              20,914
      Accrued expenses and other liabilities                                                          251,164             253,669
      Mortgage notes and other debts payable                                                        1,426,901           1,417,207
                                                                                               ----------------   -----------------
          Total liabilities                                                                         1,689,046           1,691,790
                                                                                               ----------------   -----------------

  Minority interests                                                                                   25,587              25,688

  Commitments and contingent liabilities (Note 3)

  Stockholders' equity
      Common stock, $.10 par value, 150,000 shares authorized, 24,705 and 24,445
         shares issued and outstanding in 2002 and 2001, respectively                                   2,470               2,444
      Class B common stock, $.10 par value, 40,000 shares authorized, 9,787 and 9,949
         shares issued and outstanding in 2002 and 2001, respectively                                     979                 995
      Additional paid-in capital                                                                      514,730             513,977
      Retained earnings                                                                               432,492             404,611
      Unamortized value of restricted stock grants                                                     (9,474)            (10,273)
      Accumulated other comprehensive earnings                                                        192,933             207,415
                                                                                               ----------------   -----------------
          Total stockholders' equity                                                                1,134,130           1,119,169
                                                                                               ----------------   -----------------

          Total liabilities and stockholders' equity                                          $     2,848,763           2,836,647
                                                                                               ================   =================

See accompanying notes to unaudited consolidated condensed financial statements.

                   LNR PROPERTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                                                                          (Unaudited)
                                                                                                       Three Months Ended
(In thousands, except per share amounts)                                                                  February 28,
                                                                                                ---------------------------------
                                                                                                     2002              2001
                                                                                                ---------------   ---------------
Revenues
      Rental income                                                                            $       25,153            30,465
      Equity in earnings of unconsolidated partnerships                                                11,977            17,342
      Interest income                                                                                  45,061            46,184
      Gains on sales of:
                 Real estate                                                                            7,701             8,479
                 Investment securities                                                                  1,608                 -
      Management and servicing fees                                                                    10,722             9,176
      Other, net                                                                                           92              (354)
                                                                                                ---------------   ---------------
          Total revenues                                                                              102,314           111,292
                                                                                                ---------------   ---------------


Costs and expenses
      Cost of rental operations                                                                        12,211            15,479
      General and administrative                                                                       18,553            17,747
      Depreciation                                                                                      6,039             6,825
      Minority interests                                                                                  531               843
                                                                                                ---------------   ---------------
          Total costs and expenses                                                                     37,334            40,894
                                                                                                ---------------   ---------------

Operating earnings                                                                                     64,980            70,398
Interest expense                                                                                       23,054            30,149
                                                                                                ---------------   ---------------

Earnings before income taxes                                                                           41,926            40,249

Income taxes                                                                                           13,626            14,284
                                                                                                ---------------   ---------------
Net earnings                                                                                   $       28,300            25,965
                                                                                                ===============   ===============

Weighted average common and common equivalent shares outstanding:
     Basic                                                                                             33,685            33,097
                                                                                                ===============   ===============
     Diluted                                                                                           35,086            34,742
                                                                                                ===============   ===============

Earnings per share:
     Basic                                                                                     $         0.84              0.78
                                                                                                ===============   ===============
     Diluted                                                                                   $         0.81              0.75
                                                                                                ===============   ===============

Dividends declared per share:
     Common stock                                                                              $       0.0125            0.0125
                                                                                                ===============   ===============
     Class B common stock                                                                      $      0.01125           0.01125
                                                                                                ===============   ===============

See accompanying notes to unaudited consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

                                                                                                     (Unaudited)
                                                                                                 Three Months Ended
                                                                                                    February 28,
                                                                                          ----------------------------------
(In thousands)                                                                                 2002               2001
                                                                                          ----------------   ---------------
Net earnings                                                                             $        28,300            25,965
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net and other                           (15,492)           15,007
Unrealized gain (loss) on derivative financial instruments                                           634            (3,219)
Transition adjustment related to accounting for derivative financial instruments and
   hedging activities                                                                                  -             4,388
Reclassification adjustment for (gains) losses included in net earnings                              376            (7,095)
                                                                                          ----------------   ---------------
   Other comprehensive earnings (loss), net of tax                                               (14,482)            9,081
                                                                                          ----------------   ---------------

Comprehensive earnings                                                                   $        13,818            35,046
                                                                                          ================   ===============

See accompanying notes to unaudited consolidated condensed financial statements.

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                           (Unaudited)
                                                                                                       Three Months Ended
(In thousands)                                                                                            February 28,
                                                                                                ----------------------------------
                                                                                                     2002               2001
                                                                                                ----------------   ---------------
Cash flows from operating activities:
      Net earnings                                                                            $         28,300            25,965
      Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation                                                                                   6,039             6,825
          Minority interests                                                                               531               843
          Accretion of discount on CMBS and mortgage loans                                             (11,743)          (12,299)
          Amortization of deferred costs                                                                 1,448             1,336
          Equity in earnings of unconsolidated partnerships                                            (11,977)          (17,342)
          Gains on sales of real estate                                                                 (7,701)           (8,479)
          Gains on sales of investment securities                                                       (1,608)                -
          (Gains) losses on hedging activities                                                            (111)              361
          Changes in assets and liabilities:
              Decrease in restricted cash                                                               23,005            25,069
              Increase in other assets                                                                  (6,225)          (19,972)
              Increase in accounts payable and accrued liabilities                                       2,127             8,579
                                                                                                ----------------   ---------------
                     Net cash provided by operating activities                                          22,085            10,886
                                                                                                ----------------   ---------------
Cash flows from investing activities:
      Operating properties and equipment
         Additions                                                                                     (45,676)          (35,751)
         Sales                                                                                               -                 -
      Land held for investment
         Additions                                                                                     (23,402)           (2,740)
         Sales                                                                                          28,020            18,578
      Investments in unconsolidated partnerships                                                       (22,103)          (33,748)
      Proceeds from sales of unconsolidated partnership interests                                        4,829                 -
      Distributions from unconsolidated partnerships                                                    18,513            48,177
      Purchase of mortgage loans held for investment                                                   (20,653)             (392)
      Proceeds from mortgage loans held for investment                                                  25,855             9,566
      Purchase of investment securities                                                                (19,791)          (52,893)
      Proceeds from principal collections on and sales of investment securities                         30,065            18,864
      Interest received on CMBS in excess of income recognized                                           6,215             5,957
                                                                                                ----------------   ---------------
                   Net cash used in investing activities                                               (18,128)          (24,382)
                                                                                                ----------------   ---------------
Cash flows from financing activities:
      Proceeds from stock option exercises                                                                 888               235
      Purchase of treasury stock                                                                             -            (6,150)
      Payment of dividends                                                                                (419)             (414)
      Net payments under repurchase agreements and revolving credit lines                              (39,786)         (160,371)
      Mortgage notes and other debts payable:
        Proceeds from borrowings                                                                        37,459           225,008
        Principal payments                                                                                (549)          (20,253)
                                                                                                ----------------   ---------------
                    Net cash (used in) provided by financing activities                                 (2,407)           38,055
                                                                                                ----------------   ---------------
      Net increase in cash and cash equivalents                                                          1,550            24,559
      Cash and cash equivalents at beginning of period                                                   6,578             1,986
                                                                                                ----------------   ---------------
      Cash and cash equivalents at end of period                                              $          8,128            26,545
                                                                                                ================   ===============
                                                                                                                 (Continued)

                    LNR PROPERTY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                                          (Unaudited)
                                                                                                       Three Months Ended
                                                                                                          February 28,
                                                                                                ----------------------------------
(In thousands)                                                                                       2002              2001
                                                                                                ----------------   ---------------
      Supplemental disclosures of non-cash investing and financing activities:
        Purchases of mortgage loans financed by seller                                        $         12,375                 -
        Purchases of investment securities financed by seller                                 $              -            28,508

      Supplemental disclosure of non-cash transfers:
        Transfer of other assets to investments in unconsolidated partnerships                $          3,611                 -
        Transfer of land held for investment to operating properties                          $              -             2,203

See accompanying notes to unaudited consolidated condensed financial statements.

                   LNR Property Corporation and Subsidiaries
        Notes to Unaudited Consolidated Condensed Financial Statements


1.   Basis of Presentation and Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts of LNR and its wholly-owned subsidiaries (the "Company"). The assets, liabilities and results of operations of entities (both corporations and partnerships) in which the Company has a controlling interest have been consolidated. The ownership interests of noncontrolling owners in such entities are reflected as minority interests. The Company's investments in partnerships (and similar entities) in which less than a controlling interest is held or in which control is shared are accounted for by the equity method (when significant influence can be exerted by the Company), or the cost method. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 2001 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying unaudited consolidated condensed financial statements have been made.

2.  Earnings Per Share

    The following reconciles the numerator and denominator of the basic and diluted earnings per share calculations for the three months ended February 28, 2002 and 2001:

                                                                         Three Months Ended
                                                                             February 28,
                                                                    -----------------------------

          (In thousands, except per share amounts)                      2002             2001
                                                                    -------------     -----------
          Numerator
          Numerator for basic and diluted earnings
                per share - net earnings                            $      28,300          25,965
                                                                    =============     ===========

          Denominator
          Denominator for basic earnings per share -
               weighted average shares                                    33,685          33,097
          Effect of dilutive securities
               Stock option grants and stock purchase plan                   619             770
               Restricted stock grants                                       782             875
                                                                    -------------     -----------
          Denominator for diluted earnings per share -
               adjusted weighted average shares and assumed
               conversions                                                35,086          34,742
                                                                    =============     ===========

          Basic earnings per share                                  $       0.84            0.78
                                                                    =============     ===========
          Diluted earnings per share                                $       0.81            0.75
                                                                    =============     ===========

3.  Commitments and Contingencies

The Company is committed under various standby letters of credit or other agreements to provide certain guarantees which are not otherwise reflected in the financial statements. Outstanding standby letters of credit, guarantees, performance bonds and other commercial commitments under these arrangements totaled approximately $294.3 million at February 28, 2002. They include a letter of credit of $55.3 million which is collateralized by short-term investment securities included in restricted cash on the Company's consolidated condensed balance sheet.

4.  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually on a basis set forth in SFAS No. 142, and that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. SFAS No. 142 is effective for the fiscal year ending November 2003 and the interim periods within fiscal year 2003. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's results of operations or financial position as the Company has no goodwill on its balance sheet.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the asset, and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon initial recognition of a liability for an asset retirement obligation, the Company must capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. That asset retirement cost is then subsequently allocated to expense using a systematic and rational method over its useful life. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending February 28, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Practices Bulletin Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for the fiscal year ending November 30, 2003, and the interim periods within fiscal 2003, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company is currently evaluating whether the adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.

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

5.   Reclassifications

Certain reclassifications have been made to the prior year consolidated condensed financial statements to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS INFORMATION WHICH CONSTITUTES FORWARD LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD LOOKING STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE (I) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH THE COMPANY OWNS PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY THE COMPANY ARE LOCATED, (II) INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (III) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (IV) CHANGES IN INTEREST RATES, (V) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES, (VI) CHANGES IN AVAILABILITY OF CAPITAL OR THE TERMS ON WHICH IT IS AVAILABLE, (VII) CHANGES IN AVAILABILITY OF QUALIFIED PERSONNEL AND (VIII) CHANGES IN GOVERNMENT REGULATIONS, INCLUDING, WITHOUT LIMITATION, ENVIRONMENTAL REGULATIONS. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 2001, FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

OVERVIEW

LNR Property Corporation (together with its subsidiaries, the "Company") is a real estate investment, finance and management company. The Company engages primarily in (i) acquiring, developing, managing and repositioning commercial and multi-family residential real estate properties, (ii) investing in high yielding real estate loans and purchasing at a discount portfolios of loans backed by real estate and (iii) investing in unrated and non-investment grade rated commercial mortgage-backed securities ("CMBS") as to which the Company has the right to be special servicer (i.e., to oversee workouts of underperforming and non-performing loans). For the following discussion, these businesses are grouped as follows: (a) real estate properties, (b) real estate loans and (c) real estate securities.

1.  RESULTS OF OPERATIONS

The following discussion and analysis presents the significant changes in results of operations of the Company for the three months ended February 28, 2002 and 2001 after allocating among the core business segments certain non-corporate general and administrative expenses. The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto.

                                                                                  Three Months Ended
                                                                                       February 28,
                                                                            --------------- -- --------------
(In thousands)                                                                   2002              2001
                                                                            ---------------    --------------
Revenues
   Real estate properties                                                   $       37,072            44,627
   Real estate loans                                                                11,509            19,330
   Real estate securities                                                           53,733            47,335
                                                                            ---------------    --------------
Total revenues                                                                     102,314           111,292
                                                                            ---------------    --------------

Operating expenses
   Real estate properties                                                           25,240            29,944
   Real estate loans                                                                 1,663             1,771
   Real estate securities                                                            4,539             3,573
   Corporate and other                                                               5,892             5,606
                                                                            ---------------    --------------
Total operating expenses                                                            37,334            40,894
                                                                            ---------------    --------------

Operating earnings
   Real estate properties                                                           11,832            14,683
   Real estate loans                                                                 9,846            17,559
   Real estate securities                                                           49,194            43,762
   Corporate and other                                                              (5,892)           (5,606)
                                                                            ---------------    --------------
Total operating earnings                                                            64,980            70,398
Interest expense                                                                    23,054            30,149
Income tax expense                                                                  13,626            14,284
                                                                            ---------------    --------------
Net earnings                                                                $       28,300            25,965
                                                                            ===============    ==============

Three months ended February 28, 2002 compared to three months ended February 28, 2001

Net earnings for the quarter ended February 28, 2002 were $28.3 million compared to $26.0 million for the same period in 2001. The quarter-over-quarter improvement in net earnings is primarily attributable to (i) an increase in interest income and servicing fees derived from the Company's growing CMBS portfolio, (ii) a decrease in interest expense due primarily to lower interest rates and (iii) a decrease in income tax expense due to a lower overall effective tax rate. These increases were offset somewhat by (i) a decrease in interest income and management fees from the Company's loan business, (ii) lower earnings from the Company's investments in unconsolidated partnerships, and
(iii) a decrease in property net operating income (rental income less cost of rental operations), primarily due to the timing of stabilized property sales relative to new properties coming on line.

While the Company's business and bottom line profits continued to grow, total revenues declined 8% as expected, during the first quarter compared to the same quarter in the prior year. This decrease was primarily due to reduced interest income on floating-rate assets, the timing of asset sales and a shift in the mix of the Company's investments. Floating-rate assets are match funded with floating-rate debt, and therefore lower interest rates had virtually no impact on net earnings. Asset sales fluctuate from quarter to quarter and come from a variety of sources including wholly-owned real estate and securities, real estate assets owned in unconsolidated partnerships and syndication of tax credits through the sale of affordable housing partnership interests. And lastly, over the past two years, as the Company has sold stabilized operating properties, it has applied the net proceeds primarily to acquiring loans and securities, due to their higher net margins and better risk-adjusted returns.

Real estate properties

                                                                                  Three Months Ended
                                                                                     February 28,
                                                                          ------------------------------------
(In thousands)                                                                 2002                 2001
                                                                          ----------------     ---------------
Rental income                                                             $        25,153              30,465
Equity in earnings of unconsolidated partnerships                                   3,164               4,123
Interest income                                                                        71                 462
Gains on sales of real estate                                                       7,701               8,479
Management fees                                                                       983               1,098
                                                                          ----------------     ---------------
   Total revenues                                                                  37,072              44,627
                                                                          ----------------     ---------------

Cost of rental operations                                                          12,211              15,479
Other operating expenses /(1)/                                                      6,915               7,633
Depreciation                                                                        6,039               6,825
Minority interests                                                                     75                   7
                                                                          ----------------     ---------------
   Total operating expenses /(1)/                                                  25,240              29,944
                                                                          ----------------     ---------------

   Operating earnings                                                     $        11,832              14,683
                                                                          ================     ===============

Balance Sheet data:

Operating properties and equipment, net                                   $       757,151             842,847
Land held for investment                                                           43,679              41,465
Investments in unconsolidated partnerships                                        232,837             238,352
Other assets                                                                       43,469              55,706
                                                                          ----------------     ---------------
    Total segment assets                                                  $     1,077,136           1,178,370
                                                                          ================     ===============

(1) Operating expenses do not include interest expense.

Real estate properties include rental apartment communities (market-rate and affordable housing communities, substantially all of which qualify for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code), office buildings, industrial/warehouse facilities, hotels, retail centers and land that the Company acquires and develops, redevelops or repositions. These properties may be wholly-owned or owned through partnerships that are either consolidated or accounted for by the equity method, and therefore reflected on the Company's balance sheet only as an investment in unconsolidated partnerships. Real estate properties also include the Company's 50% interest in Lennar Land Partners ("LLP"), an unconsolidated partnership accounted for under the equity method which is engaged in the acquisition, development and sale of land. Total revenues from real estate properties include rental income from consolidated operating properties, equity in earnings of unconsolidated partnerships that own and operate real estate properties, gains on sales of properties or interests in those unconsolidated partnerships, and fees earned from managing partnerships. Operating expenses include the direct costs of operating the real estate properties, the related depreciation and the overhead associated with managing the properties and some of the partnerships.

Consistent with its focus and strategic plan, over the past two years, the Company has been selling matured stabilized properties and concentrating on completing the development, repositioning and lease-up of its existing portfolio, limiting new property acquisitions. Additionally, an increasing share of the Company's newer development and repositioning property investments have been through partnerships, most of which are reflected as investments in unconsolidated partnerships. This has resulted in an overall lower investment in the property segment for the Company. The Company's existing consolidated portfolio (including market-rate operating properties and affordable housing communities) continues to mature and just since year-end, the portion that is not yet stabilized has decreased from approximately 58% to approximately 49%. Because more properties came on line, net operating income increased 23% in the first quarter of 2002 over the fourth quarter of 2001. The majority of these properties that are not yet stabilized are pre-leased, so the Company anticipates that these properties will contribute to net operating income as they come on line and tenants begin to pay rent.

Three months ended February 28, 2002 compared to three months ended February 28, 2001

Overall operating earnings from real estate properties were $11.8 million for the quarter ended February 28, 2002 compared to $14.7 million for the same period in 2001. This decrease was attributable to a reduced portfolio of stabilized properties, which resulted in lower net operating income, lower gains on sales of operating properties and lower equity in earnings of unconsolidated partnerships. These decreases were partially offset by lower depreciation expense.

Total rental income and cost of rental operations decreased to $25.2 million and $12.2 million, respectively, for the three-month period ended February 28, 2002 compared to $30.5 million and $15.5 million, respectively, for the same period in 2001. The timing of sales of stabilized properties relative to new stabilized properties coming on line is the primary factor contributing to the decrease in property net operating income (rental income less cost of rental operations). The Company had 5.1 million square feet of rentable commercial space and 1,531 units of rentable apartments in its stabilized portfolio at February 28, 2002, compared to 7.9 million square feet and 2,082 units at February 28, 2001.

Gains on sales of real estate were $7.7 million for the quarter ended February 28, 2002 compared to $8.5 million in the same period in 2001. Gains on sales of real estate fluctuate from period to period based on the timing of asset sales.

Equity in earnings of unconsolidated partnerships decreased by $1.0 million for the quarter ended February 28, 2002 compared to the same period in 2001. This decrease is primarily due to the sale of single-assets by two unconsolidated partnerships in 2001.

Depreciation expense decreased to $6.0 million for the quarter ended February 28, 2002 from $6.8 million for the same period in 2001. The fact that the Company has not been replacing stabilized properties as quickly as they have been sold has resulted in a lower investment in stabilized operating properties and a corresponding lower depreciation expense.

The net book value of operating properties and equipment at February 28, 2002 and the annualized net operating income for the three-month period ended on that date with regard to various types of property owned by the Company were as follows:

                                                                                 Annualized      Annualized
                                                                                Net Operating    NOI as a %
                                                 Net Book      Occupancy           Income       of Net Book
(In thousands, except percentages)                Value         Rate (1)          (NOI) (2)        Value
                                              --------------- ----------------------------------------------
Market-rate operating properties
  Stabilized operating properties
             Office                           $      249,574       93%          $       30,663      12%
             Retail                                   15,680       93%                   2,230      14%
             Industrial / warehouse                   49,013      100%                   6,609      13%
             Ground leases                            11,119      100%                   2,153      19%
                                              --------------- -------------    ---------------- ------------
                 Commercial                          325,386       97%                  41,655      13%
                 Hotel                                15,520       56%                   1,094       7%
                                              ---------------                  ---------------- ------------
                                                     340,906                            42,749      13%
                                              ---------------                  ----------------

Under development or repositioning
             Office                                  206,084                             7,577
             Retail                                   33,197                             2,829
                                              ---------------                  ----------------
                 Commercial                          239,281                            10,406
                 Multi-family                         79,022                             1,734
                 Hotel                                29,366                               753
                                              ---------------                  ----------------
                                                     347,669                            12,893
                                              ---------------                  ----------------

Total market-rate operating properties               688,575                            55,642
                                              ---------------                  ----------------

Affordable housing communities
             Stabilized                               40,423       93%                   4,611
             Development                              22,667                                 -
                                              ---------------                  ----------------
Total affordable housing communities                  63,090                             4,611
                                              ---------------                  ----------------

Furniture, fixtures and equipment                      5,486                                 -
                                              ---------------                  ----------------
                                              $      757,151                   $        60,253
Total                                         ===============                  ================

(1)  Occupancy rate at February 28, 2002.
(2) Annualized NOI for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses during the quarter, multiplied by four.

As of February 28, 2002, approximately 50% of the Company's market-rate operating properties, based on net book value, had reached stabilized occupancy levels and were yielding in total 13% on net book cost. The anticipated earnings from the not yet stabilized market-rate operating properties are not expected to be recognized until future periods.

Pre-tax operating margins for the affordable housing communities are generally lower than for market-rate rentals. However, the Company receives its desired yield from these investments after adding in (i) the impact of lower income taxes as a result of the tax credits and other related tax deductions and (ii) profits from sales of tax credits to others.

The net investment in the Company's affordable housing communities at February 28, 2002 was as follows:

(In thousands)
Operating properties                                            $   63,090
Investments in unconsolidated partnerships                          78,533
Debt and other                                                     (48,821)
                                                                ---------------

     Net investment in affordable housing communities           $   92,802
                                                                ===============

As of February 28, 2002, the Company had been awarded and held rights to approximately $140 million in gross tax credits, with approximately 64% relating to apartment communities that have not yet reached stabilized occupancy levels.

At the time of the acquisition of the Affordable Housing Group ("AHG") in 1998, the Company's strategy was to retain the tax credits generated through owning the majority of the partnership interests in the affordable housing communities and then using those credits to reduce the Company's overall effective tax rate. However, the demand for credits has since increased significantly and the Company found it could generate higher returns on its investment by selling the credits than by using them. The Company has shifted its strategy away from owning the majority of the partnership interests in the affordable housing communities toward syndicating those interests. After such syndications, the Company continues to hold small interests (typically ranging from 1% to 10%) in these partnerships and continues to manage the communities, for which it earns management fees. The Company expects to generate fee income and gains in future years from such syndications. As a result, the Company expects its investment in affordable housing communities, as well as the amount of tax credits it holds and utilizes to reduce its tax rate, to decline during the remainder of 2002.

Real estate loans

                                                                                Three Months Ended
                                                                                   February 28,
                                                                        -----------------------------------
(In thousands)                                                               2002                2001
                                                                        ---------------     ---------------
 Interest income                                                        $        9,706              15,531
 Equity in earnings of unconsolidated partnerships                               1,115               1,373
 Management fees                                                                   707               2,419
 Other, net                                                                       (19)                   7
                                                                        ---------------     ---------------
   Total revenues                                                               11,509              19,330
                                                                        ---------------     ---------------

Operating expenses (1)                                                           1,222               1,131
Minority interests                                                                 441                 640
                                                                        ---------------     ---------------
   Total operating expenses (1)                                                  1,663               1,771
                                                                        ---------------     ---------------

   Operating earnings                                                   $        9,846              17,559
                                                                        ===============     ===============

Balance sheet data:

Mortgage loans, net                                                     $      339,453             240,399
Investments in unconsolidated partnerships                                       8,768              15,372
Other investments                                                               55,332              52,413
Other assets                                                                     2,253               5,954
                                                                        ---------------     ---------------
     Total segment assets                                               $      405,806             314,138
                                                                        ===============     ===============

(1) Operating expenses do not include interest expense.

Real estate loans include the Company's direct investments in high yielding loans, as well as its discount loan portfolio investments, owned primarily through unconsolidated partnerships, and related loan workout operations. Total revenues include interest income, equity in earnings of unconsolidated partnerships and management fees earned from those partnerships. Operating expenses include the overhead associated with servicing the loans and managing the partnerships.

Three months ended February 28, 2002 compared to three months ended February 28, 2001

Overall, operating earnings from real estate loans decreased to $9.8 million for the quarter ended February 28, 2002 from $17.6 million for the same period in 2001. This decrease is primarily attributable to lower interest income and management fees, in spite of a larger average real estate loan portfolio.

Interest income decreased to $9.7 million for the quarter ended February 28, 2002 from $15.5 million for the same period in 2001. This decrease was primarily due to $4.2 million of interest income recognized in the first quarter of 2001 resulting from the payoff of two loan investments which had been acquired at a discount, and the impact of lower interest rates on the Company's floating-rate loans. The majority of the Company's interest income from its real estate loan segment is earned on investments in structured junior participations in high-quality short- to medium-term real estate loans ("B-notes"). Because these floating-rate loans are match-funded with floating-rate debt, the reduction in interest income due to declining interest rates has virtually no impact on net earnings. During the quarter ended February 28, 2002, the Company funded one additional B-note investment for $16.5 million, bringing the total B-note principal balance to $260.4 million at February 28, 2002.

Management fees decreased to $0.7 million for the quarter ended February 28, 2002 from $2.4 million for the same period in 2001, primarily due to fees earned in 2001 from the disposition of certain assets in one of the Company's domestic discount loan portfolios.


Real estate securities

                                                                                  Three Months Ended
                                                                                     February 28,
                                                                          ------------------------------------
(In thousands)                                                                 2002                 2001
                                                                          ----------------     ---------------
Interest income                                                           $        35,284              30,191
Equity in earnings of unconsolidated partnerships                                   7,698              11,846
Gains on sales of investment securities                                             1,608                   -
Management and servicing fees                                                       9,032               5,659
Other, net                                                                            111                (361)
                                                                          ----------------     ----------------
     Total revenues                                                                53,733              47,335
                                                                          ----------------     ---------------

Operating expenses (1)                                                              4,524               3,377
Minority interests                                                                     15                 196

                                                                          ----------------     ---------------
     Total operating expenses (1)                                                   4,539               3,573
                                                                          ----------------     ---------------

     Operating earnings                                                   $        49,194              43,762
                                                                          ================     ===============

Balance sheet data:

Investment securities                                                     $     1,186,045             790,853
Investments in unconsolidated partnerships                                        123,402             103,050
Other assets                                                                       27,504              37,851
                                                                          ----------------     ---------------
     Total segment assets                                                 $     1,336,951             931,754
                                                                          ================     ===============

(1) Operating expenses do not include interest expense.

Real estate securities include unrated and non-investment grade rated subordinated CMBS which are collateralized by pools of mortgage loans on commercial and multi-family residential real estate properties. It also includes the Company's investment in Madison Square Company LLC ("Madison"), a limited liability company that invests primarily in CMBS, as well as investments in entities in related businesses. Total revenues from real estate securities include interest income, equity in the earnings of Madison, gains on sales of investment securities, servicing fees from acting as special servicer for CMBS transactions and fees earned from managing Madison. Operating expenses include the overhead associated with managing the investments and Madison, and costs of the special servicing responsibilities.

Three months ended February 28, 2002 compared to three months ended February 28, 2001

Overall operating earnings from real estate securities increased to $49.2 million for the quarter ended February 28, 2002 from $43.8 million for the same period in 2001. Earnings were higher primarily due to (i) increased interest income and fees associated with the growth of the Company's CMBS portfolio, (ii) greater recognition of earnings due to actual CMBS performance continuing to exceed original expectations, and (iii) an increase in gains on sales of investment securities. These increases were offset by (i) a decrease in earnings from the Company's investment in Madison, and (ii) an increase in operating expenses.

In recording CMBS interest income, the Company recognizes the amount by which cash flows over the life of a security are expected to exceed the Company's initial investment as interest income to achieve a level yield over the life of the security. To date, this has resulted in less recognition of interest income than the amount of interest actually received. The excess interest received is applied to reduce the Company's CMBS investment. The Company's initial and ongoing estimates of cash flows from CMBS investments are based on a number of assumptions that are subject to business and economic conditions, the most significant of which is the timing and magnitude of credit losses on the underlying mortgages.

The Company is currently receiving principal payments from 11 of its CMBS securities, and an additional 20 have reached economic maturity either through the collection of principal, liquidation of the trust, or sale. Actual loss experience to date, particularly for older transactions (3 to 8 years in age), is significantly lower than originally underwritten by the Company. Therefore, changes to original estimated yields have resulted, and the Company believes they should continue to result, in improved earnings from these transactions. The Company believes these improvements resulted primarily from its success in managing and working out the underlying loans and stable real estate fundamentals. However, the positive experience on these older transactions will not necessarily translate into yield improvements on newer investments.

During the quarter ended February 28, 2002, the Company acquired $47.1 million face amount of fixed-rate CMBS for $18.0 million. The following is a summary of the CMBS portfolio held by the Company at February 28, 2002:


                                            Weighted                                Weighted    Weighted
                                             Average                                 Average     Average
                                Face        Interest        Book         % of Face    Cash        Book
                               Amount         Rate          Value          Amount    Yield (1)   Yield (2)
                           ------------------------------------------------------------------------------
                                                (In thousands, except percentages)
Fixed-rate
  BB rated or above        $   368,211        6.67%     $   262,390        71.3%        9.4%       11.9%
  B rated                      524,759        6.54%         277,068        52.8%       11.7%       13.8%
  Unrated                      885,362        6.97%         207,180        23.4%       27.7%       28.8%
                           -------------------------    -------------------------------------------------
      Total                  1,778,332        6.78%         746,638        42.0%       15.4%       17.3%
Floating-rate/short-term
  BB rated or above             12,789        3.02%          11,456        89.6%        3.4%        7.8%
  B rated                       22,154        7.78%          20,891        94.3%        8.3%       12.3%
  Unrated                      105,998       12.65%          86,182        81.3%       15.5%       17.0%
                           -------------------------    -------------------------------------------------
      Total                    140,941       10.95%         118,529        84.1%       13.0%       15.3%
  Total amortized
    cost                     1,919,273        7.08%         865,167        45.1%       15.0%       17.1%
                           ------------                 ------------

  Excess of fair
    value over
    amortized cost                   -                      320,878
                           ------------                 ------------
Total CMBS
  portfolio (3)            $  1,919,273                 $ 1,186,045
                           ============                 ============

(1) Cash yield is determined by annualizing the actual cash received during the month of February 2002, and dividing the result by the book value at February 28, 2002.
(2) Book yield is determined by annualizing the interest income for the month of February 2002, and dividing the result by the book value at February 28, 2002.
(3) This table excludes CMBS owned through unconsolidated partnerships.

Equity in earnings of unconsolidated partnerships primarily represents the Company's participation in Madison, which was formed in March 1999. The venture owns approximately $1.5 billion of real estate related securities. The Company's investment in the venture at February 28,

2002 was $117.0 million, representing a 25.8% ownership interest. In addition to its investment in the venture, the Company maintains a significant ongoing role in the venture, for which it earns fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services. Madison contributed $8.0 million of equity in earnings of unconsolidated partnerships to the real estate securities line of business for the quarter ended February 28, 2002 compared to $11.8 million for the same period in 2001. The decrease in Madison's earnings was primarily due to the timing of principal collections related to some of the underlying securities.

At least in part through the Company's efforts as special servicer, the underlying collateral in the Company's CMBS pools continues to perform at much higher levels than originally anticipated. In recognition of this improvement, the rating agencies continue to upgrade many of the Company's bond positions, which increases their value. As a result, in the first quarter of 2002, the Company sold three CMBS securities, which were originally purchased at discounts, at or above par for a gain of $1.6 million. Gains on sales of securities can fluctuate from period to period depending on the timing of asset sales.

Management and servicing fees increased to $9.0 million for the quarter ended February 28, 2002 from $5.7 million for the same period in 2001. This increase was primarily attributable to an increase in the number of CMBS mortgage pools (88 CMBS pools at February 28, 2002 versus 72 CMBS pools at February 28, 2001) for which the Company acts as special servicer.

Operating expenses increased to $4.5 million during the quarter ended February 28, 2002 compared to $3.4 million for the same period in 2001. This increase is primarily due to increased personnel and out-of-pocket expenses directly related to the growth of the Company's CMBS portfolio.

Corporate and Other, Interest and Income Tax Expenses

Three months ended February 28, 2002 compared to three months ended February 28, 2001

Corporate and other operating expenses increased to $5.9 million for the quarter ended February 28, 2002 from $5.6 million for the same period in 2001, primarily due to overall Company growth.

Interest expense decreased to $23.1 million for the quarter ended February 28, 2002 from $30.1 million for the same period in 2001. This decrease was primarily due to a decline in interest rates. The weighted average interest rate on outstanding debt was 6.4% at February 28, 2002, compared to 8.2% at February 28, 2001.

Income tax expense decreased to $13.6 million for the quarter ended February 28, 2002 from $14.3 million for the same period in 2001, primarily due to an effective tax rate of 32.5% for the quarter ended February 28, 2002 compared to 35.5% for the same period in 2001. This decrease in the effective tax rate is primarily due to lower state taxes related to the Company's CMBS investments.

2.  LIQUIDITY AND FINANCIAL RESOURCES

Operating activities provided $22.1 million of cash for the quarter ended February 28, 2002, compared to $10.9 million for the same period in 2001. The increase in cash flows provided by operating activities was primarily due to a lower increase in other assets and an increase in net earnings after adjusting for the effects of non-cash items. These increases were offset somewhat by a lower increase in accounts payable and accrued liabilities.

The Company used $18.1 million of cash for investing activities during the quarter ended February 28, 2002, compared to $24.4 million for the same period in 2001. The decrease in cash flow used for investing activities was primarily due to a decrease in purchases of investment securities, more proceeds from mortgage loans held for investment, a decrease in investments in unconsolidated partnerships, more proceeds from principal collections on and sales of investment securities, and additional proceeds from sales of land held for investment. These decreases were offset somewhat by additional acquisitions of operating properties and equipment and land held for investment, fewer distributions from unconsolidated partnerships and greater purchases of mortgage loans held for investment.

Financing activities used $2.4 million of cash during the quarter ended February 28, 2002 and provided $38.1 million for the same period in 2001. The increase in cash used in financing activities was primarily due to less proceeds received from borrowings under the Company's mortgage notes and other debts payable, offset in part by fewer net payments under the Company's repurchase agreements and revolving credit lines.

The Company continues to diversify its capital structure and to manage its debt position with a combination of short-, medium- and long-term financings with a goal of properly matching the maturities of its debt with the expected lives of its assets.

At February 28, 2002, the Company had over $1.1 billion of available liquidity, which included approximately $1.0 billion under credit facilities and cash, and approximately $74.0 million of committed project level term financing.

The Company has a $350 million unsecured revolving credit facility, which matures in July 2004 assuming a one-year extension option is exercised. At February 28, 2002, $4.0 million was outstanding under this facility, although the Company had issued and outstanding $36.5 million of standby letters of credit utilizing the facility.

The Company has various secured revolving lines of credit with an aggregate commitment of $355.0 million, of which $164.3 million was outstanding at February 28, 2002. These lines are collateralized by CMBS and mortgage loans and mature through January 2006.

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

At February 28, 2002, the Company had three repo facilities through which it financed selected CMBS. The first facility had a commitment of $48.4 million, of which $48.4 million was outstanding at February 28, 2002 and is required to be paid in full by June 2004. The second facility had a commitment of $50.0 million, with an outstanding balance of $0 at February 28, 2002, and matures in June 2002. The third facility is non-recourse and had a total commitment of $150.0 million, of which $101.5 million was outstanding at February 28, 2002, and matures in March 2003. Subsequent to quarter-end, the Company refinanced this facility, extending the maturity to March 2005, continuing its focus on lengthening debt maturities.

Additionally, the Company has received seller financing in the form of term repos for eight specific CMBS transactions. These agreements had an aggregate commitment of $97.2 million with an outstanding balance of $97.2 million at February 28, 2002 and expire through August 2004.

In January 2002, the Company entered into a $430 million financing structured as a repo line with a leading financial institution to finance the acquisition of securities and loans. This facility has limited recourse to the Company and matures in January 2006 including a one-year extension option.

Subsequent to the end of the quarter, the Company entered into an additional $100 million facility, also structured as a multi-year repo line, with another leading financial institution to finance the acquisition of CMBS. This facility is non-recourse to the Company and matures in March 2007.

Because the Company borrows significant sums in connection with its activities, the Company could be adversely affected by reluctance of lenders to make loans to companies in real estate related businesses. Difficulty obtaining financing can reduce the Company's ability to take advantage of investment opportunities.

At February 28, 2002, the Company had scheduled maturities on existing debt of $145.6 million through February 28, 2003, assuming the Company takes advantage of extensions which are exercisable at the Company's option. The Company's ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on its future performance, which to a certain extent, is subject to general economic, financial, competitive and other factors beyond the Company's control. The Company believes its borrowing availability under existing credit facilities, its operating cash flow and unencumbered asset values, and its ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet its working capital requirements, debt service and maturities and short- and long-term needs based upon currently anticipated levels of growth. However, limitations on access to financing constrain the Company's ability to take advantage of opportunities that might lead to more significant growth.

Approximately 63% of the Company's existing indebtedness bears interest at floating rates. However, most of the Company's investments generate interest or rental income at essentially fixed rates. The Company has entered into derivative financial instruments to manage its interest costs and hedge against risks associated with changing interest rates on its debt portfolio. At February 28, 2002, 27% of the Company's floating-rate debt had been swapped to fixed rates and 55% was match-funded against floating-rate assets. After considering the floating-rate debt that had been swapped or was match-funded, 12% of the Company's debt remained floating-rate and 88% of the debt was fixed-rate or match-funded. Therefore, a 100 basis point change in LIBOR would impact net earnings by only $0.1 million, or less than $.01 per share.

The Company is committed, under various standby letters of credit or other agreements, to provide certain guarantees which are not otherwise reflected in the financial statements. Outstanding standby letters of credit, guarantees, performance bonds and other commercial commitments under these arrangements at February 28, 2002 are as follows:

                                            Amount of Commitment Expiration Per Period
                               ---------------------------------------------------------------------
(In millions)
                                  Outstanding   Less Than      1 - 3        4 - 5        Over 5
                                  Commitments     1 Year       Years        Years         Years
----------------------------------------------------------------------------------------------------
Standby letters of credit /(1)/       $ 101.4          72.5        27.8          1.1              -
Guarantees of debt (2)                   36.5          11.0         8.4         16.6            0.5
Limited maintenance
    guarantees                           45.0           6.2        38.8            -              -
Defined capital
    contributions                        29.8          23.9         5.9            -              -
Performance bonds                        37.3          19.9         2.5            -           14.9
Affordable housing
    communities - other                  44.3           8.1        25.2         11.0              -
                               ---------------------------------------------------------------------
Total commercial
    commitments                        $294.3         141.6       108.6         28.7           15.4
                               =====================================================================

(1) Includes a $55.3 million letter of credit which is collateralized by short-term investment securities included in the Company's restricted cash balance at February 28, 2002. See Note 3 to the unaudited consolidated condensed financial statements in Item 1.

(2) See "Unconsolidated Investments" section for further discussion.

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

At February 28, 2002, the Company had investments in unconsolidated partnerships of $365.0 million. Summarized financial information on a combined 100% basis related to the Company's investments in unconsolidated partnerships accounted for by the equity method at February 28, 2002 follows:

(In millions, except percentages)

                                                      LNR              Total             Total
                                    LNR            Ownership        Partnership       Partnership
                                 Investment       Interest (1)         Assets         Liabilities
                              ----------------- ----------------- ----------------- -----------------
Properties:
  Single-asset
   partnerships                  $      49,334     33% - 94%           $  307,350          229,980   (2)
  Partnerships with Lennar
    LLP                                 69,423        50%                 282,529          143,682   (3)
    Other                               31,957        50%                  86,146           21,782
  Affordable housing
    communities                         78,533      1% - 99%              614,361          429,655   (4)
  Other                                  3,590      5% - 99%               13,817            9,061
                              -----------------                   ----------------- -----------------
                                       232,837                          1,304,203          834,160

Loans:
  Domestic non-performing
   loan pools                            8,768     15% - 50%               49,243           21,772


Securities:
  Madison                              117,004       25.8%              1,469,174        1,011,975
  Other                                  6,398       69.5%                 48,846           39,462
                              -----------------                   ----------------- -----------------
                                       123,402                          1,518,020        1,051,437
                              -----------------                   ----------------- -----------------
Total                            $     365,007                         $2,871,466        1,907,369   (5)
                              =================                   ================= =================

(1) Although LNR may hold a majority financial interest in certain partnerships, it does not consolidate those partnerships in which control is shared or in which less than a controlling interest is held.

(2) Only $22.6 million is recourse to the Company.

(3) Only $2.3 million is recourse to the Company.

(4) Only $11.6 million is recourse to the Company.

(5) Debt is non recourse to the Company except for amounts noted in footnotes 2, 3 and 4.

3. ACCOUNTING POLICIES

There has been no material change in the accounting policies since November 30, 2001. See the Company's Annual Report on Form 10-K for the year ended November 30, 2001 for further discussion.

4. NEW ACCOUNTING PRONOUCEMENTS

Information about new accounting pronouncements appears in Note 4 to the unaudited consolidated condensed financial statements in Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the quantitative or qualitative market risk since November 30, 2001. See the Company's Annual Report on Form 10-K for the year ended November 30, 2001 for further discussion.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not subject to any legal proceedings other than suits in the ordinary course of its business, most of which are covered by insurance. The Company believes these suits will not, in the aggregate, have a material adverse effect upon the Company.

Items 2-5. Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

               (a)    Exhibits:

                      10.14 Annex I to Master Repurchase Agreement Supplemental Terms and Conditions dated as of January 29, 2002 between Delaware Bonds Holdings, Inc., as seller and Deutsche Bank AG, New York Branch, as buyer.

               (b)    Reports on Form 8-K:

                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

          Signature and Title                                    Date
          -------------------                                    ----

/s/    Shelly Rubin                                         April 15, 2002
------------------------------------
Shelly Rubin
Chief Financial Officer (Principal
Financial Officer)