Form 10-Q
period 2002-05-31
LNR PROPERTY CORP
filed 2002-07-15
CIK 1043044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2002

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

Common shares outstanding as of the end of the current fiscal quarter:

     Common          24,861,634
     Class B Common   9,786,568

================================================================================

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                   LNR Property Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets

                                                                                                   (unaudited)
(In thousands, except per share amounts)                                                     May 31,         November 30,
                                                                                               2002              2001
                                                                                        ----------------     -------------
                                     Assets
                                     ------
Cash and cash equivalents                                                               $         10,334             6,578
Restricted cash                                                                                   57,343            81,955
Investment securities:
  Investment securities pledged to creditors which can be repledged or
   sold by creditors                                                                             770,986           719,605
  Other investment securities                                                                    584,088           495,516
                                                                                        ----------------     -------------
     Total investment securities                                                               1,355,074         1,215,121

Mortgage loans, net                                                                              355,054           331,517
Operating properties and equipment, net                                                          752,684           719,662
Land held for investment                                                                          45,072            42,229
Investments in unconsolidated partnerships                                                       417,879           352,142
Other assets                                                                                      91,409            87,443
                                                                                        ----------------     -------------
          Total assets                                                                  $      3,084,849         2,836,647
                                                                                        ================     =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Liabilities
      Accounts payable                                                                  $         11,207            20,914
      Accrued expenses and other liabilities                                                     218,173           253,669
      Mortgage notes and other debts payable                                                   1,675,373         1,417,207
                                                                                        ----------------     -------------
          Total liabilities                                                                    1,904,753         1,691,790
                                                                                        ----------------     -------------

Minority interests                                                                                25,589            25,688
                                                                                        ----------------     -------------
Commitments and contingent liabilities (Note 3)

 Stockholders' equity
      Common stock, $.10 par value, 150,000 shares authorized, 24,862 and 24,445
         shares issued and outstanding in 2002 and 2001, respectively                              2,486             2,444
      Class B common stock, $.10 par value, 40,000 shares authorized, 9,786 and
         9,949 shares issued and outstanding in 2002 and 2001, respectively                          979               995
      Additional paid-in capital                                                                 511,331           513,977
      Retained earnings                                                                          463,565           404,611
      Unamortized value of restricted stock grants                                                (8,675)          (10,273)
      Accumulated other comprehensive earnings                                                   184,821           207,415
                                                                                        ----------------     -------------
         Total stockholders' equity                                                            1,154,507         1,119,169
                                                                                        ----------------     -------------

         Total liabilities and stockholders' equity                                     $      3,084,849         2,836,647
                                                                                        ================     =============

See accompanying notes to unaudited consolidated condensed financial statements.

                   LNR Property Corporation and Subsidiaries
                 Consolidated Condensed Statements of Earnings

                                                                                  (Unaudited)                (Unaudited)
                                                                               Three Months Ended          Six Months Ended
(In thousands, except per share amounts)                                            May 31,                    May 31,
                                                                           -----------------------      ----------------------
                                                                              2002          2001           2002         2001
                                                                           -----------    ---------     ---------     --------
Revenues
      Rental income                                                        $    29,037       29,512        54,190       59,977
      Equity in earnings of unconsolidated partnerships                         10,373       12,159        22,350       29,501
      Interest income                                                           47,736       44,920        92,797       91,104
      Gains on sales of:
         Real estate                                                            16,443       35,392        24,144       43,871
         Investment securities                                                       -            -         1,608            -
      Management and servicing fees                                              7,561        8,264        18,283       17,440
      Other, net                                                                  (752)        (250)         (660)        (604)
                                                                           -----------    ---------     ---------     --------
           Total revenues                                                      110,398      129,997       212,712      241,289
                                                                           -----------    ---------     ---------     --------
Costs and expenses
      Cost of rental operations                                                 13,855       15,022        26,066       30,501
      General and administrative                                                18,466       18,955        37,019       36,702
      Depreciation                                                               6,224        6,549        12,263       13,374
      Minority interests                                                           449          849           980        1,692
                                                                           -----------    ---------     ---------     --------
           Total costs and expenses                                             38,994       41,375        76,328       82,269
                                                                           -----------    ---------     ---------     --------

Operating earnings                                                              71,404       88,622       136,384      159,020
Interest expense                                                                24,746       29,136        47,800       59,285
                                                                           -----------    ---------     ---------     --------

Earnings before income taxes                                                    46,658       59,486        88,584       99,735

Income taxes                                                                    15,164       21,112        28,790       35,396
                                                                           -----------    ---------     ---------     --------
Net earnings                                                               $    31,494       38,374        59,794       64,339
                                                                           ===========    =========     =========     ========

Weighted average shares outstanding:
     Basic                                                                      33,913       33,356        33,803       33,232
                                                                           ===========    =========     =========     ========
     Diluted                                                                    35,129       34,895        35,110       34,825
                                                                           ===========    =========     =========     ========

Net earnings per share:
     Basic                                                                 $      0.93         1.15          1.77         1.94
                                                                           ===========    =========     =========     ========
     Diluted                                                               $      0.90         1.10          1.70         1.85
                                                                           ===========    =========     =========     ========

Dividends declared per share:
     Common stock                                                          $    0.0125       0.0125        0.0125       0.0125
                                                                           ===========    =========     =========     ========
     Class B common stock                                                  $   0.01125      0.01125       0.01125      0.01125
                                                                           ===========    =========     =========     ========

See accompanying notes to unaudited consolidated condensed financial statements.

                    LNR Property Corporation and Subsidiaries
         Consolidated Condensed Statements of Comprehensive earnings

                                                                                (Unaudited)                 (Unaudited)
                                                                            Three Months Ended           Six Months Ended
                                                                                  May 31,                     May 31,
                                                                        -------------------------    -----------------------
(In thousands)                                                               2002          2001         2002          2001
                                                                        ------------   ----------    ----------   ----------
Net earnings                                                          $     31,494       38,374        59,794        64,339
                                                                        ----------     --------      --------       -------
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net and
  other                                                                     (5,960)      (6,152)      (21,452)        8,855
Unrealized gain (loss) on derivative financial instruments                    (407)        (660)          227        (3,879)
Transition adjustment related to accounting for derivative
  financial instruments and hedging activities                                   -            -             -         4,388
Reclassification adjustment for (gains) losses included in net
   earnings                                                                 (1,745)       2,408        (1,369)       (4,687)
                                                                        ----------     --------      --------       -------
         Other comprehensive earnings (loss), net of tax                    (8,112)      (4,404)      (22,594)        4,677
                                                                        ----------     --------      --------       -------

Comprehensive earnings                                                $     23,382       33,970        37,200        69,016
                                                                        ==========     ========      ========       =======


See accompanying notes to unaudited consolidated condensed financial statements.

                    LNR Property Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows

                                                                                                           (Unaudited)
(In thousands)                                                                                       Six Months Ended May 31,
                                                                                                -------------------------------
                                                                                                     2002                2001
                                                                                                -------------       -----------
Cash flows from operating activities:
      Net earnings                                                                                $    59,794           64,339
      Adjustments to reconcile net earnings to net cash used in operating activities:
          Depreciation                                                                                 12,263           13,374
          Minority interests                                                                              980            1,692
          Accretion of discount on CMBS and mortgage loans                                            (25,143)         (22,847)
          Amortization of deferred costs                                                                3,103            2,738
          Equity in earnings of unconsolidated partnerships                                           (22,350)         (29,501)
          Gains on sales of real estate                                                               (24,144)         (43,871)
          Gains on sales of investment securities                                                      (1,608)               -
          Losses on hedging activities                                                                    708              652
          Changes in assets and liabilities:
              Decrease (increase) in restricted cash                                                   24,612           (9,983)
              Increase in other assets                                                                 (5,740)         (20,491)
              (Decrease) increase in accounts payable and accrued liabilities                         (27,426)             527
                                                                                                    ---------         --------
                     Net cash used in operating activities                                             (4,951)         (43,371)
                                                                                                    ---------         --------
Cash flows from investing activities:
      Operating properties and equipment
          Additions                                                                                   (77,175)         (86,773)
          Sales                                                                                        62,686          110,254
      Land held for investment
          Additions                                                                                   (26,824)          (3,700)
          Sales                                                                                        32,369           23,112
      Investments in unconsolidated partnerships                                                      (96,701)         (46,923)
      Proceeds from sales of unconsolidated partnership interests                                       4,829                -
      Distributions from unconsolidated partnerships                                                   46,584           66,743
      Purchase of mortgage loans held for investment                                                  (43,224)         (16,263)
      Proceeds from mortgage loans held for investment                                                 54,322           34,749
      Purchase of investment securities                                                              (115,949)         (89,173)
      Proceeds from principal collections on and sales of investment securities                        36,343           35,912
      Interest received on CMBS in excess of income recognized                                         11,296           11,766
      Syndication of affordable housing communities                                                         -           15,198
                                                                                                    ---------         --------
                     Net cash (used in) provided by investing activities                             (111,444)          54,902
                                                                                                    ---------         --------
Cash flows from financing activities:
      Proceeds from stock option exercises                                                              2,750            1,470
      Purchase of treasury stock                                                                       (5,246)          (6,150)
      Payment of dividends                                                                               (839)            (829)
      Net borrowings (payments) under repurchase agreements and revolving credit lines                113,283         (199,954)
      Mortgage notes and other debts payable:
          Proceeds from borrowings                                                                     68,127          290,325
          Principal payments                                                                          (57,924)         (80,333)
                                                                                                    ---------         --------
                     Net cash provided by financing activities                                        120,151            4,529
                                                                                                    ---------         --------
      Net increase in cash and cash equivalents                                                         3,756           16,060
      Cash and cash equivalents at beginning of period                                                  6,578            1,986
                                                                                                    ---------         --------
      Cash and cash equivalents at end of period                                                  $    10,334           18,046
                                                                                                    =========         ========

                                                                     (Continued)

                    LNR Property Corporation and Subsidiaries
               Consolidated Condensed Statements of Cash Flows-continued

                                                                                                       (Unaudited)
                                                                                                  Six Months Ended May 31,
                                                                                              -----------------------------
(In thousands)                                                                                   2002               2001
                                                                                              -----------      ------------
      Supplemental disclosure of non-cash investing and financing activities:
        Purchases of investment securities financed by seller                               $   85,382              28,508
        Purchases of mortgage loans financed by seller                                      $   26,625              40,224

      Supplemental disclosure of non-cash transfers:
        Transfer of land held for investment to operating properties                        $        -               2,323
        Transfer from investment securities to mortgage loans                               $    4,310                   -
        Transfer from other assets to investments in unconsolidated partnerships            $    3,691                   -

      Supplemental disclosure of cash flow information:
        Purchase of partnership interest and consolidation of entity previously accounted for under the equity method:
            Operating properties                                                            $   27,560                   -
            Other assets                                                                         4,119                   -
            Mortgage notes and other debts payable                                             (19,801)                  -
            Investments in unconsolidated partnerships                                          (3,741)                  -
                                                                                             ---------            --------
            Cash paid                                                                       $    8,137                   -
                                                                                             =========            ========

See accompanying notes to unaudited consolidated condensed financial statements.

                   LNR Property Corporation and Subsidiaries
        Notes to Unaudited Consolidated Condensed Financial Statements


1.   Basis of Presentation and Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts of LNR and its wholly-owned subsidiaries (the "Company"). The assets, liabilities and results of operations of entities (both corporations and partnerships) in which the Company has a controlling interest have been consolidated. The ownership interests of non-controlling owners in such entities are reflected as minority interests. The Company's investments in partnerships (and similar entities) in which less than a controlling interest is held or in which control is shared are accounted for by the equity method (when significant influence can be exerted by the Company), or the cost method. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 2001 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying unaudited consolidated condensed financial statements have been made.


2.   Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share calculations for the three and six months ended May 31, 2002 and 2001:

                                                           Three Months Ended            Six Months Ended
                                                                  May 31,                     May 31,
                                                         -----------------------      -----------------------
(In thousands, except per share amounts)                    2002         2001            2002         2001
                                                         ----------   ----------      ----------   ----------
Numerator
Numerator for basic and  diluted  earnings  per
   share - net earnings                                   $ 31,494      38,374          59,794       64,339
                                                         ==========   ==========      ==========   ==========
Denominator
Denominator for basic earnings  per  share  -
   weighted average shares                                  33,913      33,356          33,803       33,232
Effect of dilutive securities
   Stock option grants                                         528         659             565          715
   Restricted stock grants                                     663         880             720          878
   Stock purchase plan and other                                25           -              22            -
                                                         ----------   ----------      ----------   ----------
Denominator for diluted earnings per share -
   adjusted weighted average shares and assumed
   conversions                                              35,129      34,895          35,110       34,825
                                                         ==========   ==========      ==========   ==========

Basic earnings per share                                  $   0.93        1.15            1.77         1.94
                                                         ==========   ==========      ==========   ==========
Diluted earnings per share                                $   0.90        1.10            1.70         1.85
                                                         ==========   ==========      ==========   ==========

3.   Commitments and Contingencies

The Company is committed under various standby letters of credit or other agreements to provide certain guarantees, which are not otherwise reflected in the financial statements. Outstanding standby letters of credit, guarantees, performance bonds and other commercial commitments under these arrangements totaled approximately $302.3 million at May 31, 2002. They include a letter of credit of $55.3 million, which is collateralized by short-term investment securities included in restricted cash on the Company's unaudited consolidated condensed balance sheet. Subsequent to the quarter ended May 31, 2002, this letter of credit was released. Due to this release, restricted cash will be reclassified to unrestricted cash.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Practices Bulletin Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for the fiscal year ending November 30, 2003, and the interim periods within fiscal 2003, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company has determined that adoption of this statement will not have a material impact on the Company's results of operations. It may, however, have an impact on the presentation of the financial position and related operating results of certain Company assets.

In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others." This SOP clarifies that accounting and financial reporting practices for lending and financing activities should be the same regardless of the type of entity engaging in those activities. Changes in accounting and financial reporting required by this SOP are to be applied prospectively and will be effective for the fiscal year ending November 30, 2003, and the interim periods within fiscal 2003. The Company does not expect the adoption of SOP 01-6 to have a material effect on the Company's results of operations or financial position.

5.   Reclassifications

Certain reclassifications have been made to the prior year consolidated condensed financial statements to conform to the current period presentation.

6.   Subsequent Event

Subsequent to the end of the quarter, the Company transferred non-investment grade commercial mortgage backed securities ("CMBS") with a face amount of approximately $800 million to a bankruptcy remote, qualified special purpose entity ("QSPE"). These CMBS were securitized into various classes of non-recourse, fixed- and floating-rate notes, approximately $416 million of which was investment grade, and preferred shares of the QSPE. The Company sold all of the investment grade notes to unrelated third parties for net proceeds of approximately $402 million. The proceeds were used to repay short-term debt, the majority of which can be re-borrowed. In accordance with the provisions of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company expects to recognize a gain on the sale of the senior notes in the Company's third quarter. The Company has retained interests, including non-investment grade fixed-rate notes and the preferred shares, with a face amount of approximately $384 million, all of which are subordinate to the interests sold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS INFORMATION WHICH CONSTITUTES FORWARD LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. GENERALLY, THE WORDS "BELIEVE," "EXPECT," "INTEND," "ANTICIPATE," "WILL," "MAY" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD LOOKING STATEMENTS. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD LOOKING STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE
(I) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH THE COMPANY OWNS PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY THE COMPANY ARE LOCATED, (II) INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (III) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (IV) CHANGES IN INTEREST RATES, (V) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES, (VI) CHANGES IN AVAILABILITY OF CAPITAL OR THE TERMS ON WHICH IT IS AVAILABLE, (VII) CHANGES IN AVAILABILITY OF QUALIFIED PERSONNEL AND (VIII) CHANGES IN GOVERNMENT REGULATIONS, INCLUDING, WITHOUT LIMITATION, ENVIRONMENTAL REGULATIONS. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 2001, FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

OVERVIEW

LNR Property Corporation (together with its subsidiaries, the "Company") is a real estate investment, finance and management company. The Company engages primarily in (i) acquiring, developing, managing and repositioning commercial and multi-family residential real estate properties, (ii) investing in high yielding real estate loans and purchasing at a discount portfolios of loans backed by real estate and (iii) investing in unrated and non-investment grade rated commercial mortgage-backed securities ("CMBS") as to which the Company has the right to be special servicer (i.e., to oversee workouts of under-performing and non-performing loans). For the following discussion, these businesses are grouped as follows: (a) real estate properties, (b) real estate loans and (c) real estate securities.

1.  RESULTS OF OPERATIONS

The following discussion and analysis presents the significant changes in results of operations of the Company for the three months and six months ended May 31, 2002 and 2001 after allocating among the core business segments certain non-corporate general and administrative expenses. The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto.

                                                      Three Months Ended              Six Months Ended
                                                            May 31,                         May 31,
                                                  --------------------------      --------------------------
(In thousands)                                       2002            2001            2002           2001
                                                  ----------      ----------      ----------      ----------
Revenues
   Real estate properties                          $  55,760         67,993          92,832         112,620
   Real estate loans                                  10,089         11,007          21,598          30,337
   Real estate securities                             44,549         50,997          98,282          98,332
                                                  -----------     -----------     -----------     -----------
Total revenues                                       110,398        129,997         212,712         241,289
                                                  -----------     -----------     -----------     -----------

Operating expenses
   Real estate properties                             27,152         29,816          52,392          59,760
   Real estate loans                                   1,464          1,917           3,127           3,688
   Real estate securities                              4,542          4,034           9,081           7,607
   Corporate and other                                 5,836          5,608          11,728          11,214
                                                  -----------     -----------     -----------     -----------
Total operating expenses                              38,994         41,375          76,328          82,269
                                                  -----------     -----------     -----------     -----------

Operating earnings
   Real estate properties                             28,608         38,177          40,440          52,860
   Real estate loans                                   8,625          9,090          18,471          26,649
   Real estate securities                             40,007         46,963          89,201          90,725
   Corporate and other                                (5,836)        (5,608)        (11,728)        (11,214)
                                                  -----------     -----------     -----------     -----------
Total operating earnings                              71,404         88,622         136,384         159,020
Interest expense                                      24,746         29,136          47,800          59,285
Income tax expense                                    15,164         21,112          28,790          35,396
                                                  -----------     -----------     -----------     -----------
Net earnings                                       $  31,494         38,374          59,794          64,339
                                                  ===========     ===========     ===========     ===========

Three months and six months ended May 31, 2002 compared to three months and six months ended May 31, 2001

The Company reported net earnings of $31.5 million and $59.8 million for the three- and six-month periods ended May 31, 2002, respectively, compared to $38.4 million and $64.3 million for the same periods in 2001. The year-over-year decrease in net earnings for both the quarter and the six months ended May 31, 2002 is primarily attributable to (i) a decrease in gains on sales of operating properties, (ii) a decline in equity in earnings of unconsolidated partnerships within the real estate securities segment and (iii) a decrease in interest income within the real estate loan segment primarily from lower interest rates on the Company's floating-rate loans. These decreases were offset somewhat by
(i) a decrease in interest expense due primarily to lower interest rates, (ii) an increase in interest income from the Company's growing CMBS portfolio, (iii) an increase in equity in earnings of unconsolidated partnerships within the real estate property segment, and (iv) a decrease in income tax expense.

Consistent with its strategic plan, over the past two years, LNR has remained balance sheet focused. The Company has been methodically diversifying its investments in terms of property type, geography and position in the capital structure, while recycling operating cash flow and proceeds from the sale of matured assets to enhance its financial position.

As reported in previous quarters, the Company elected to reduce the pace of new investing towards the latter part of 2001, opting instead for a strategy of higher long-term earnings growth versus less compelling short-term results. As planned, the Company more recently has been actively identifying and acquiring new assets. Additionally, the Company has been shifting its new investment dollars from properties into CMBS and B-notes because of the greater risk-adjusted returns and because of the Company's unique position in the marketplace. Partly as a result of this shift in investment strategy into higher net margin assets, partly due to reduced income on floating-rate assets, and partly due to the timing of asset sales, total revenues declined 15% and 12% during the three- and six-month periods ended May 31, 2002, compared to the same periods in the prior year, respectively.

Asset sales fluctuate from quarter to quarter and come from a variety of sources, including wholly owned real estate assets, real estate assets owned by unconsolidated partnerships or sales of partnership interests in connection with the syndication of tax credits in the affordable housing business. Gains from sales activity in the three- and six-month periods ended May 31, 2002 amounted to $16.4 million ($0.32 per share diluted) and $25.8 million ($0.50 per share diluted), respectively. In the three- and six-month periods ended May 31, 2001, revenues included $35.4 million ($0.65 per share diluted) and $43.9 million ($0.81 per share diluted) of gains, respectively.

While lower interest rates on floating-rate assets impact revenues, these assets are match-funded with floating-rate debt, and therefore have only a minor impact on bottom-line earnings. Even without accounting for any impact of lower interest rates, after backing out the gains from asset sales, and netting costs of rental operations from rental income, total net revenues in the three- and six-month periods ending May 31, 2002 were $80.1 million and $160.9 million compared with $79.6 million and $166.9 million for the same periods in the prior year, respectively.

Real estate properties

                                             Three Months Ended                    Six Months Ended
                                                   May 31,                              May 31,
                                       --------------------------------     --------------------------------
(In thousands)                              2002              2001               2002              2001
                                       --------------    --------------     --------------    --------------
Rental income                          $       29,037            29,512             54,190            59,977
Equity in earnings of unconsolidated
  partnerships                                  6,809             1,478              9,973             5,601
Interest income                                 1,346               574              1,417             1,036
Gains on sales of real estate                  16,443            35,392             24,144            43,871
Management fees                                 2,120             1,037              3,103             2,135
Other, net                                          5                 -                  5                 -
                                       --------------    --------------     --------------    --------------
   Total revenues                              55,760            67,993             92,832           112,620
                                       --------------    --------------     --------------    --------------
Cost of rental operations                      13,855            15,022             26,066            30,501
Other operating expenses/(1)/                   7,052             8,220             13,967            15,853
Depreciation                                    6,224             6,549             12,263            13,374
Minority interests                                 21                25                 96                32
                                       --------------    --------------     --------------    --------------
   Total operating expenses/(1)/               27,152            29,816             52,392            59,760
                                       --------------    --------------     --------------    --------------
   Operating earnings                  $       28,608            38,177             40,440            52,860
                                       ==============    ==============     ==============    ==============
Balance sheet data:

Operating properties and equipment,
  net                                  $      752,684           786,484            752,684           786,484
Land held for investment                       45,072            41,607             45,072            41,607
Investments in unconsolidated
  partnerships                                296,954           245,797            296,954           245,797
Other assets                                   49,408            56,976             49,408            56,976
                                       --------------    --------------     --------------    --------------
  Total segment assets                 $    1,144,118         1,130,864          1,144,118         1,130,864
                                       ==============    ==============     ==============     =============

(1) Operating expenses do not include interest expense.

Real estate properties include rental apartment communities (market-rate and affordable housing communities, substantially all of which qualify for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code), office buildings, industrial/warehouse facilities, hotels, retail centers and land that the Company acquires and develops, redevelops or repositions. These properties may be wholly owned or owned through partnerships that are either consolidated or accounted for by the equity method, and therefore reflected on the Company's balance sheet only as an investment in unconsolidated partnerships. Real estate properties also include the Company's 50% interest in Lennar Land Partners ("LLP"), an unconsolidated partnership accounted for under the equity method, which is engaged in the acquisition, development and sale of land. Total revenues from real estate properties include rental income from consolidated operating properties, equity in earnings of unconsolidated partnerships that own and operate real estate properties, gains on sales of properties or interests in those unconsolidated partnerships and fees earned from managing partnerships. Operating expenses include the direct costs of operating the real estate properties, the related depreciation and the overhead associated with managing the properties and some of the partnerships.

For the past two years, based on its overall view of the comparative returns in the U.S. property markets, the Company has limited its new property acquisitions in favor of adding value to its existing portfolio through development, repositioning and leasing. While continuing to maintain this strategy, during the quarter, the Company began to invest in real estate property in Europe through a strategic relationship it formed with CDC Ixis Capital Markets ("ICM"). ICM is a subsidiary of Caisse-de Depots et Consignations of France, a AAA-rated financial institution that is one of the largest investors in Europe. At May 31, 2002, the Company's investment in unconsolidated partnerships in Europe amounted to $64.5 million.

The Company's existing consolidated portfolio (including market-rate operating properties and affordable housing communities) continues to mature and just since year-end, the portion that is not yet stabilized has decreased from approximately 58% to approximately 48%. As these additional properties came on line, net operating income (rental income less cost of rental operations) ("NOI") in the second quarter of 2002 increased approximately 17% over the first quarter of 2002 and approximately 44% over the fourth quarter of 2001. The majority of the properties that are not yet stabilized are pre-leased, so the Company anticipates that these properties will contribute to net operating income as they come on line and tenants begin to pay rent.

Three months and six months ended May 31, 2002 compared to three months and six months ended May 31, 2001

Overall operating earnings from real estate properties were $28.6 million and $40.4 million for the three- and six-month periods ended May 31, 2002, respectively, compared to $38.2 million and $52.9 million for the same periods in 2001. These decreases were primarily due to lower gains on sales of operating properties, partially offset by an increase in equity in earnings of unconsolidated partnerships.

Gains on sales of real estate decreased by $18.9 million and $19.7 million for the three- and six-month periods ended May 31, 2002, respectively, over the same periods in 2001, reflecting a significant decrease in real estate property sales activity during 2002. Gains on sales of real estate fluctuate from period to period based on the timing of asset sales. Gains from sales activity in the second quarter of 2002 were derived primarily from the sale of one office complex, while gains from sales activity in the second quarter of 2001 were derived primarily from the sale of eight stabilized operating properties. Gains from sales activity for the six months ended May 31, 2002 were derived primarily from the sale of one office complex and land, while gains from sales activity for the six months ended May 31, 2001 were derived primarily from the sale of the eight stabilized operating properties and land.

Equity in earnings of unconsolidated partnerships increased to $6.8 million and $10.0 million for the three- and six-month periods ended May 31, 2002, respectively, from $1.5 million and $5.6 million for the same periods in 2001. These increases were primarily attributable to higher earnings from Lennar Land Partners ("LLP"): a 50% owned partnership engaged in the acquisition, development and sale of land. Equity in earnings from LLP may vary from period to period depending upon, among other things, the timing of housing starts by Lennar Corporation and other homebuilders. Lennar Corporation is the other partner in and a purchaser of land from LLP.

Total rental income and cost of rental operations decreased to $29.0 million and $13.9 million, respectively, for the three-month period ended May 31, 2002 compared to $29.5 million and $15.0 million, respectively, for the same period in 2001. Property net operating income increased by 5%, or $0.7 million for the three months ended May 31, 2002 compared to the same period in 2001. Total rental income and cost of rental operations decreased to $54.2 million and $26.1 million, respectively, for the six-month period ended May 31, 2002 compared to $60.0 million and $30.5 million, respectively, for the same period in 2001. Property net operating income decreased by 5%, or $1.4 million for the six months ended May 31, 2002 compared to the same period in 2001. The primary factor contributing to the fluctuations in property net operating income for the three- and six-month periods in 2002 compared to 2001 was the timing of sales of stabilized properties relative to new stabilized properties coming on line. The primary factor contributing to the increase in net operating income as a percentage of rental income for the three- and six-month periods in 2002 compared to 2001 was a change in the mix of property types and leases.

Other operating expenses, which represent an allocation of salary, professional and other administrative expenses, decreased to $7.1 million and $14.0 million for the three- and six-month periods ended May 31, 2002, respectively, from $8.2 million and $15.9 million for the same periods in 2001. These decreases were due to less administrative costs necessary to support the smaller portfolio of properties under development or repositioning.

Management fees increased to $2.1 million and $3.1 million for the three- and six-month periods ended May 31, 2002, respectively, compared to $1.0 million and $2.1 million for the same periods in 2001. These increases were primarily due to fees earned in the second quarter of 2002 from one of the Company's partnerships.

The net book value of operating properties and equipment at May 31, 2002 and the annualized net operating income for the six-month period ended on that date with regard to various types of property owned by the Company were as follows:

                                                                                 Annualized      Annualized
                                                                                Net Operating    NOI as a %
                                                 Net Book      Occupancy           Income       of Net Book
(In thousands, except percentages)                Value         Rate/(1)/         (NOI)/(2)/       Value
                                           -----------------------------------------------------------------
Market-rate operating properties
 Stabilized operating properties
        Office                             $         257,062       94%      $           33,146            13%
        Retail                                        14,498       91%                   2,051            14%
        Industrial / warehouse                        48,714      100%                   6,611            14%
        Ground leases                                 11,104      100%                   2,152            19%
                                           -----------------------------    --------------------------------
                Commercial                           331,378       97%                  43,960            13%
                Hotel                                 15,403       52%                     744             5%
                                           -----------------                --------------------------------
                                                     346,781                            44,704            13%
                                           -----------------                ------------------
 Under development or repositioning
        Office                                       187,769                             9,415
        Retail                                        35,314                             2,751
                                           -----------------                ------------------
                Commercial                           223,083                            12,166
                Multi-family                          78,657                             2,293
                Hotel                                 29,859                               892
                                           -----------------                ------------------
                                                     331,599                            15,351
                                           -----------------                ------------------
Total market-rate operating properties               678,380                            60,055
                                           -----------------                ------------------

Affordable housing communities
                Stabilized                            40,184      91%                    4,540
                Under development                     28,981                                 -
                                           -----------------                ------------------
Total affordable housing communities                  69,165                             4,540
                                           -----------------                ------------------
Furniture, fixtures and equipment                      5,139                                 -
                                           -----------------                ------------------
Total                                      $         752,684                $           64,595
                                           =================                ==================

(1)  Occupancy rate at May 31, 2002.
(2) Annualized NOI for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses during the six-month period ended May 31, 2002, multiplied by two.

As of May 31, 2002, approximately 51% of the Company's market-rate operating properties, based on net book value, had reached stabilized occupancy levels and were yielding in total 13% on net book value. The anticipated improvements in the earnings of the not yet stabilized market-rate operating properties are not expected to be recognized until future periods.

Pre-tax operating margins for the affordable housing communities are generally lower than for market-rate rentals. However, the Company receives its desired yield from these investments after adding in (i) the impact of lower income taxes as a result of the tax credits and other related tax deductions and (ii) profits from sales of tax credits to others.

The net investment in the Company's affordable housing communities at May 31, 2002 is as follows:

(In thousands)

Operating properties                                              $    69,165
Investments in unconsolidated partnerships                             82,789
Debt and other                                                        (56,032)
                                                                  -----------
     Net investment in affordable housing communities             $    95,922
                                                                  ===========

As of May 31, 2002, the Company had been awarded and held rights to $133.7 million in gross tax credits, with approximately 61% relating to apartment communities that have not yet reached stabilized occupancy levels.

At the time of the acquisition of the Affordable Housing Group ("AHG") in 1998, the Company's strategy was to retain the tax credits generated through owning the majority of the partnership interests in the affordable housing communities and then using those credits to reduce the Company's overall effective tax rate. However, the demand for credits has since increased significantly and the Company found it could generate higher returns on its investment by selling the credits than by using them. The Company has shifted its strategy away from owning the majority of the partnership interests in the affordable housing communities toward syndicating those interests. After such syndications, the Company continues to hold small interests (typically ranging from 1% to 10%) in the partnerships and continues to manage the communities, for which it earns management fees. The Company expects to generate fee income and gains in future years from such syndications. As a result, the Company expects its investment in affordable housing communities, as well as the amount of tax credits it holds and utilizes to reduce its tax rate, to decline during the remainder of 2002.

Real estate loans

                                                Three Months Ended                Six Months Ended
                                                     May 31,                          May 31,
                                       -------------------------------     ---------------------------
(In thousands)                             2002               2001            2002            2001
                                       -------------       -----------     -----------     -----------
Interest income                        $     9,695            10,794          19,401          26,325
Equity in earnings (losses) of
   unconsolidated partnerships                 111              (185)          1,226           1,188
Management fees                                221               357             928           2,776
Other, net                                      62                41              43              48
                                       -----------         ---------       ---------       ---------
   Total revenues                           10,089            11,007          21,598          30,337
                                       -----------         ---------       ---------       ---------

Operating expenses/(1)/                      1,036             1,325           2,258           2,456
Minority interests                             428               592             869           1,232
                                       -----------         ---------       ---------       ---------
   Total operating expenses/(1)/             1,464             1,917           3,127           3,688
                                       -----------         ---------       ---------       ---------
   Operating earnings                  $     8,625             9,090          18,471          26,649
                                       ===========         =========       =========       =========

Balance sheet data:

Mortgage loans, net                    $   355,054           272,419         355,054         272,419
Other investments                           55,327            52,348          55,327          52,348
Investments in unconsolidated
   partnerships                              8,574            14,015           8,574          14,015
Other assets                                 2,447             3,141           2,447           3,141
                                       -----------         ---------       ---------       ---------
   Total segment assets                $   421,402           341,923         421,402         341,923
                                       ===========         =========       =========       =========

/(1)/ Operating expenses do not include interest expense.

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

Three months and six months ended May 31, 2002 compared to three months and six months ended May 31, 2001

Overall operating earnings from real estate loans were $8.6 million and $18.5 million for the three- and six-month periods ended May 31, 2002, respectively, compared to $9.1 million and $26.6 million for the same periods in 2001. These decreases were primarily attributable to lower interest income and management fees, despite a larger average real estate loan portfolio.

Interest income decreased to $9.7 million and $19.4 million for the three- and six-month periods ended May 31, 2002, respectively, from $10.8 million and $26.3 million for the same periods in 2001. These decreases reflect lower interest rates on floating-rate loans, offset in part by an increase in interest from a higher average level of loan investments. The decrease for the six-month period compared to the same period in 2001 also reflects $4.2 million of interest income recognized in the first quarter of 2001 resulting from the payoff of two loan investments, which had been acquired at a discount. The majority of the Company's interest income from its real estate loan segment is earned on investments in structured junior participations in high-quality short- to medium-term variable-rate real estate loans ("B-notes"). Because these floating-rate loans are match-funded with floating-rate debt, the reduction in interest income due to declining interest rates has virtually no impact on net earnings. To date, the Company has not experienced any delinquencies in its B-note portfolio.

During the second quarter of 2002, the Company funded two additional B-note investments for $32.7 million, bringing the total portfolio of B-note investments at May 31, 2002 to $293.1 million.

Management fees decreased to $0.2 million and $0.9 million for the three- and six-month periods ended May 31, 2002, respectively compared to $0.4 million and $2.8 million for the same periods in 2001. The year-to-date decrease was primarily due to fees earned in the first quarter of 2001 from the disposition of assets in one of the Company's domestic discount loan portfolios.



Real estate securities

                                                   Three Months Ended                  Six Months Ended
                                                        May 31,                            May 31,
                                            -------------------------------       ---------------------------
(In thousands)                                    2002             2001              2002            2001
                                            ------------        -----------       ----------        ---------
Interest income                             $     36,695           33,552            71,979           63,743
Equity in earnings of unconsolidated
  partnerships                                     3,453           10,866            11,151           22,712
Gains on sales of investment
  securities                                           -                -             1,608                -
Management and servicing fees                      5,220            6,870            14,252           12,529
Other, net                                          (819)            (291)             (708)            (652)
                                            ------------        ---------         ---------        ---------
  Total revenues                                  44,549           50,997            98,282           98,332
                                            ------------        ---------         ---------        ---------
Operating expenses/(1)/                            4,542            3,802             9,066            7,179
Minority interests                                     -              232                15              428
                                            ------------        ---------         ---------        ---------
  Total operating expenses/(1)/                    4,542            4,034             9,081            7,607
                                            ------------        ---------         ---------        ---------
  Operating earnings                        $     40,007           46,963            89,201           90,725
                                            ============        =========         =========        =========
Balance sheet data:

Investment securities                       $  1,355,074          803,993         1,355,074          803,993
Investments in unconsolidated
  partnerships                                   112,351          102,892           112,351          102,892
Other assets                                      27,946           35,432            27,946           35,432
                                            ------------        ---------         ---------        ---------
  Total segment assets                      $  1,495,371          942,317         1,495,371          942,317
                                            ============        =========         =========        =========

/(1)/ Operating expenses do not include interest expense.

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

Three months and six months ended May 31, 2002 compared to three months and six months ended May 31, 2001

Overall operating earnings from real estate securities decreased to $40.0 million and $89.2 million for the three- and six-month periods ended May 31, 2002, respectively, from $47.0 million and $90.7 million for the same periods in 2001. These decreases were primarily due to a decline in equity in earnings of unconsolidated partnerships and an increase in operating expenses, offset in part by an increase in interest income.

Interest income from direct CMBS investments increased 9% and 13% to $36.7 million and $72.0 million for the three- and six-month periods ended May 31, 2002, respectively. These increases were primarily due to growth in the Company's CMBS portfolio, as well as greater recognition of earnings as actual CMBS performance continued to exceed original expectations. Not only is the Company's CMBS portfolio continuing to perform better than original expectations, but it is also performing better than the industry averages. Delinquencies on the Company's CMBS conduit investments are running at approximately one-third less than those shown in Standard & Poor's latest industry report.

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

The Company invests in subordinated classes of CMBS, and does not receive principal payments until the principal of the senior classes of that issue is paid in full. The Company is currently receiving principal payments from 11 classes of its CMBS securities, and an additional 21 classes have reached economic maturity either through the collection of principal, liquidation of the trust, or sale. Actual loss experience to date, particularly for older transactions (3 to 8 years in age), is significantly lower than originally underwritten by the Company. Therefore, changes to original estimated yields have resulted, and the Company believes they should continue to result, in improved earnings from these transactions. The Company believes these improvements resulted primarily from its success in managing and working out the underlying loans and stable real estate fundamentals. However, the positive experience on these older transactions does not necessarily mean there will be similar yield improvements on newer investments.

During the quarter ended May 31, 2002, the Company acquired $325.7 million face amount of fixed-rate CMBS for $158.3 million and $31.2 million face amount of short-term floating-rate CMBS for $25.1 million. The following is a summary of the CMBS portfolio held by the Company at May 31, 2002:

                                             Weighted                                  Weighted       Weighted
                                              Average                                   Average        Average
                                 Face        Interest        Book          % of Face      Cash          Book
                                Amount         Rate          Value           Amount     Yield/(1)/    Yield/(2)/
                            -------------------------------------------------------------------------------------
                                        (In thousands, except percentages)
Fixed-rate
  BB rated or above         $     489,067       6.57%    $    351,515         71.9%          9.2%          11.7%
  B rated                         623,745       6.50%         332,615         53.3%         11.6%          14.0%
  Unrated                         967,268       6.89%         218,571         22.6%         28.5%          26.6%
                            --------------------------   --------------------------------------------------------
      Total                     2,080,080       6.70%         902,701         43.4%         14.8%          16.2%
Floating-rate/short-term
  BB rated or above         $      12,789       3.14%    $     11,573         90.5%          3.5%           7.5%
  B rated                          25,822       8.52%          24,618         95.3%          8.9%          11.9%
  Unrated                         132,096      13.68%         107,129         81.1%         16.9%          18.2%
                            --------------------------   --------------------------------------------------------
      Total                       170,707      12.06%         143,320         84.0%         14.4%          16.2%

  Total amortized
    cost                        2,250,787       7.09%       1,046,021         46.5%         14.7%          16.2%
  Excess of fair
    value over
    amortized cost                      -                     309,053
                            --------------               --------------
Total CMBS
  portfolio /(3)/           $   2,250,787                $  1,355,074
                            ==============               ==============

(1) Cash yield is determined by annualizing the actual cash received during the month of May 2002, and dividing the result by the book value at May 31, 2002.
(2) Book yield is determined by annualizing the interest income for the month of May 2002, and dividing the result by the book value at May 31, 2002.
(3)  This table excludes CMBS owned through unconsolidated partnerships.

The Company's annualized cash yield on its fixed-rate CMBS portfolio is approximately 15%. The cash yield on the unrated portion of this portfolio is approximately 28%.

Equity in earnings of unconsolidated partnerships primarily represents the Company's participation in Madison. The venture owns a $1.8 billion pool of CMBS at May 31, 2002. The Company's investment in the venture at May 31, 2002 was $106.1 million, representing a 25.8% ownership interest. In addition to its investment in the venture, the Company maintains a significant ongoing role in the venture, for which it earns fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services. Madison contributed $3.6 million and $11.6 million of equity in earnings of unconsolidated partnerships to the real estate securities line of business for the three- and six-month periods ended May 31, 2002, respectively, compared to $10.9 million and $22.7 million for the same periods in 2001. The decrease in earnings from Madison primarily resulted from lower interest income due to asset pay downs, as well as the timing and amount of principal collections on one of the larger securities owned by the venture.

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

Operating expenses increased to $4.5 million and $9.1 million for the three- and six-month periods ended May 31, 2002, respectively, from $3.8 million and $7.2 million for the same periods in 2001. These increases were primarily due to increased personnel and out-of-pocket expenses directly related to the growth of the Company's CMBS portfolio.


Corporate and Other, Interest and Income Tax Expenses

Three months and six months ended May 31, 2002 compared to three months and six months ended May 31, 2001

Corporate and other operating expenses were $5.8 million and $11.7 million for the three- and six-month periods ended May 31, 2002, respectively, compared to $5.6 million and $11.2 million for the same periods in 2001, remaining relatively flat year over year as the Company has grown.

Interest expense decreased to $24.7 million and $47.8 million for the three- and six-month periods ended May 31, 2002, respectively, compared to $29.1 million and $59.3 million for the same periods in 2001. These decreases were primarily due to a decline in interest rates. The weighted average interest rate on outstanding debt was 5.9% at May 31, 2002 compared to 7.7% at May 31, 2001.

Income tax expense decreased to $15.2 million and $28.8 million for the three- and six-month periods ended May 31, 2002, respectively, from $21.1 million and $35.4 million for the same periods in 2001. These decreases were attributable to lower pre-tax income and, to a lesser extent, a lower effective tax rate.


2.   LIQUIDITY AND FINANCIAL RESOURCES

The Company's operating activities used $5.0 million and $43.4 million of cash during the six months ended May 31, 2002 and 2001, respectively. This decrease in cash used for operating activities was primarily due to a decrease in restricted cash, a lower increase in other assets, and higher net earnings after adjusting for the effects of non-cash items, whose contributions to cash flow are reflected in cash flow from investing activities. These decreases in cash used were partly offset by a higher decrease in accounts payable and accrued liabilities.

The Company's investing activities used $111.4 million of cash during the six months ended May 31, 2002, and provided $54.9 million of cash during the same period in 2001. This increase in cash used for investing activities is primarily due to (i) a higher level of purchases of investment securities and mortgage loans, (ii) a higher level of investment in unconsolidated partnership interests primarily related to the Company's investment in Europe, (iii) more acquisitions of land held for investment, (iv) less proceeds from the sale of operating properties and the syndication of affordable housing partnership interests, and
(v) less distributions from unconsolidated partnerships. These increases in cash used for investing activities were partly offset by a higher level of collections from mortgage loans.

The Company's financing activities provided cash flows of $120.2 million and $4.5 million during the six months ended May 31, 2002 and 2001, respectively. This increase in cash provided by financing activities is primarily due to increased net borrowings required to fund a higher level of investing activity.

The Company continues to diversify its capital structure and to manage its debt position with a combination of short-, medium- and long-term financings, with a goal of matching the maturities of its debt with the expected lives of its assets.

At May 31, 2002, the Company had approximately $950 million of available liquidity, which included approximately $891 million of cash and availability under credit facilities, and approximately $59 million of committed project level term financing.

The Company has a $350.0 million unsecured revolving credit facility, which matures in July 2004 assuming a one-year extension option is exercised. At May 31, 2002, $155.0 million was outstanding under this facility, and the Company had $28.2 million of outstanding standby letters of credit that used the facility.

The Company has various secured revolving lines of credit with an aggregate commitment of $355.0 million, of which $197.0 million was outstanding at May 31, 2002. These lines are collateralized by CMBS and mortgage loans and mature through January 2006.

The Company has financed some of its purchases of CMBS under reverse repurchase obligation facilities ("repos") as well as other agreements which contain provisions which may require the Company to repay amounts or post additional collateral prior to the scheduled maturity dates if the market values of the bonds which collateralize them significantly decline. Therefore, if the market value of the Company's CMBS falls significantly, the Company could be required to either pay down repos with cash flow the Company needs to operate and grow its business, or to sell assets at a time when it may not be most appropriate for the Company to do so to generate cash needed to repay repo obligations.

At May 31, 2002, the Company had four repo facilities through which it financed selected CMBS. The first facility had a commitment and outstanding balance at May 31, 2002 of $44.1 million and is required to be paid in full by June 2004. The second facility had a commitment of $50.0 million, with no balance outstanding at May 31, 2002, and matures in June 2003. The third facility is a $150 million non-recourse facility, which matures in April 2005, and had an outstanding balance of $61.0 million at May 31, 2002. The fourth facility is a $100 million non-recourse facility, which matures in April 2007, and had an outstanding balance of $29.0 million at May 31, 2002.

The Company also has a $430.0 million financing structured as a repo line with a leading financial institution to finance the acquisition of securities and loans. At May 31, 2002, there was $85.4 million outstanding under this facility. This facility has limited recourse to the Company and matures in January 2006, including a one-year extension option.

Additionally, the Company has received seller financing in the form of term repos for eight specific CMBS transactions. These agreements had an aggregate commitment of $96.6 million with an outstanding balance of $96.6 million at May 31, 2002 and expire through August 2004. The Company also has seller financing in the form of term loans for three specific CMBS transactions which are non-recourse to the Company but which contain similar provisions to a repo. The loans had an outstanding balance of $27.8 million at May 31, 2002 and expire through October 2002.

Because the Company borrows significant sums in connection with its activities, the Company could be adversely affected by the reluctance of lenders to make loans to companies in real estate related businesses. Difficulty obtaining financing could reduce the Company's ability to take advantage of investment opportunities.

At May 31, 2002, the Company had scheduled maturities on existing debt of $69.3 million through May 31, 2003, assuming the Company takes advantage of extensions, which are available at the Company's option. The Company's ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on its future performance, which to a certain extent, is subject to general economic, financial, competitive and other factors beyond the Company's control. The Company believes its borrowing availability under existing credit facilities, its operating cash flow and unencumbered asset values, and its ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet its working capital requirements, debt service and maturities and short- and long-term needs based upon currently anticipated levels of growth. However, limitations on access to financing constrain the Company's ability to take advantage of opportunities that might lead to more significant growth.

Approximately 67% of the Company's existing indebtedness bears interest at variable rates. However, most of the Company's investments generate interest or rental income at essentially fixed rates. The Company has entered into derivative financial instruments to manage its interest costs and hedge against risks associated with changing interest rates on its debt portfolio. At May 31, 2002, 18% of the Company's variable-rate debt had been swapped to fixed rates and 57% was match-funded against variable-rate assets. After considering the variable-rate debt that had been swapped or was match-funded, 17% of the Company's debt remained variable-rate and 83% of the debt was fixed-rate or match-funded. Therefore, a 100 basis point change in LIBOR would impact net earnings by $0.8 million and earnings per share by approximately $0.02.

The Company is committed, under various standby letters of credit or other agreements, to provide certain guarantees which are not otherwise reflected in the financial statements. Outstanding standby letters of credit, guarantees, performance bonds and other commercial commitments under these arrangements at May 31, 2002 are as follows:

                                                          Amount of Commitment Expiration Per Period
                                                       ------------------------------------------------
                                         Outstanding     Less Than      1 - 3       4 - 5       Over 5
(In millions)                            Commitments       1 Year       Years       Years       Years
                                        ---------------------------------------------------------------
Standby letters of credit/(1)/             $ 96.4           89.3          7.1           -           -
Guarantees of debt/(2)/                      42.8           28.1          4.8         2.2         7.7
Limited maintenance guarantees               48.4           12.0         36.4           -           -
Committed capital contributions              28.4           22.6          5.8           -           -
Performance bonds                            42.1           17.0          9.5           -        15.6
Affordable housing
   communities - other                       44.2           21.6         12.2        10.4           -
                                         ---------------------------------------------------------------
Total commercial commitments               $302.3          190.6         75.8        12.6        23.3
                                         ===============================================================

(1) Includes a $55.3 million letter of credit, which is collateralized by short-term investment securities included in the Company's restricted cash balance at May 31, 2002. See Note 3 to the unaudited consolidated condensed financial statements in Item 1. As discussed in Note 3, this letter of credit was released subsequent to quarter end.
(2) See "Unconsolidated Investments" section for further discussion.

UNCONSOLIDATED INVESTMENTS

The Company frequently makes investments jointly with others, through partnerships and joint ventures. This (i) allows LNR to further diversify its investment portfolio, spreading risk over a wider range of investments, (ii) provides access to transactions which are brought to the Company by other participants, (iii) provides access to capital and (iv) enables the Company to participate in investments which are larger than it is willing to make on its own. In many instances, the Company has a less than controlling interest in the partnership or venture or control is shared, and therefore, the Company accounts for its interest by the equity method, rather than consolidating the assets and liabilities of the partnership or venture on its balance sheet.

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

At May 31, 2002, the Company had investments in unconsolidated partnerships of $417.9 million. Summarized financial information on a combined 100% basis related to the Company's investments in unconsolidated partnerships accounted for by the equity method at May 31, 2002 follows:

                                                          LNR            Total           Total
                                           LNR         Ownership      Partnership     Partnership
(In thousands, except percentages)      Investment    Interest (1)       Assets       Liabilities
                                     ------------------------------------------------------------
Properties:
  Single-asset partnerships             $  44,836    33% - 94%       $   303,226     $  229,152  (2)
  Partnerships with Lennar
    LLP                                    66,695       50%              278,409        145,019  (3)
    Other                                  32,993       50%               68,433          2,248
  Affordable housing communities           82,789     1% - 99%           609,269        425,306  (4)
  Other                                     3,590     5% - 99%            14,497          9,764
                                      -----------                    --------------------------
    Domestic                              230,903                      1,273,834        811,489

  International                            66,052   37.5% - 50%          180,393          8,075  (5)
                                      -----------                    --------------------------
                                          296,955                      1,454,227        819,564

Loans:
  Domestic non-performing loan
    pools                                   8,574    15% - 50%            46,825         21,449

Securities:
  Madison                                 106,070      25.8%           1,396,768        982,100
  Other                                     6,280      69.5%              48,149         38,933
                                      -----------                    --------------------------
                                          112,350                      1,444,917      1,021,033
                                      -----------                    --------------------------
Total                                   $ 417,879                    $ 2,945,969     $1,862,046  (6)
                                      ===========                    ==========================

(1) Although LNR may hold a majority financial interest in certain partnerships, it does not consolidate those partnerships in which control is shared or in which less than a controlling interest is held.
(2)      Only $23.0 million is recourse to the Company.
(3)      Only $2.2 million is recourse to the Company.
(4)      Only $17.6 million is recourse to the Company.
(5) Total partnership assets include an investment in an unconsolidated partnership which in turn has investments in properties with a net book value of approximately $2.4 billion and non-recourse debt of approximately $1.9 billion.
(6) Debt is non-recourse to the Company except for the $42.8 million noted in footnotes 2, 3 and 4 above and in the commitments table discussed above.

RECENT DEVELOPMENTS

Subsequent to the end of the quarter, the Company transferred non-investment grade commercial mortgage backed securities ("CMBS") with a face amount of approximately $800 million to a bankruptcy remote, qualified special purpose entity ("QSPE"). These CMBS were securitized into various classes of non-recourse, fixed- and floating-rate notes, approximately $416 million of which was investment grade, and preferred shares of the QSPE. The Company sold all of the investment grade notes to unrelated third parties for net proceeds of approximately $402 million. The proceeds were used to repay short-term debt, the majority of which can be re-borrowed. In accordance with the provisions of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company expects to recognize a gain on the sale of the senior notes in the Company's third quarter. The Company has retained interests, including non-investment grade fixed-rate notes and the preferred shares, with a face amount of approximately $384 million, all of which are subordinate to the interests sold.

This transaction enabled the Company to maximize value from a pool of owned, non-investment grade CMBS by creating a portion of cash flows that are investment grade that the Company could sell. The Company was able to use a portion of the proceeds from the sale to repay short-term debt, which was in the form of repos that contain provisions, which may require the Company to repay amounts or post additional collateral prior to the scheduled maturity dates if the market value of the bonds which collateralize them significantly decline ("margin calls"). Through this transaction, the Company was able to eliminate the refinancing risk, the short-term rate risk, and the margin call risk that was associated with the financing of this pool of assets. This transaction provided the Company with significant new liquidity, for the purchase of new investments, for other general corporate purposes or for the repurchase of stock under the Company's share repurchase program authorized in 1998.

As a result of this transaction, the Company's liquidity and financial position were further strengthened. On a pro forma basis, the Company's available liquidity at May 31, 2002 was $1.27 billion, compared to $950 million as reported. In addition, repo debt outstanding at May 31, 2002 was $164 million less than reported, and scheduled maturities over the next twelve months were $20 million less than reported. On a pro forma basis, 12% of the Company's debt remained variable rate after considering variable-rate debt that had been swapped or match funded, and the Company's weighted average interest rate at May 31, 2002 was 6.7%.

Based on the success of this transaction, the Company may in the future securitize CMBS it owns or purchases.


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

Items 2-3.  Not applicable.

Item 4.     Submission of matters to a Vote of Security Holders

               (a) The annual meeting of stockholders of LNR Property Corporation was held on April 10, 2002.

               (b) All director nominees described in (c) below were elected. The following additional directors continued in office after the meeting: Jeffery P. Krasnoff, Stuart A. Miller, Stephen
                    E. Frank, Leonard Miller, Brian L. Bilzin and Connie Mack.

               (c)  The votes cast at the Annual Meeting were:


ELECTION OF DIRECTORS

Common Stock:
Director                             Votes For            Votes Withheld
--------                             ---------            --------------
Steven J. Saiontz                   17,977,760              2,915,192
Edward Thaddeus Foote II            20,755,901                137,051
Charles E. Cobb, Jr.                20,755,301                137,651

Class B:
Director                             Votes For            Votes Withheld
--------                             ---------            --------------
Steven J. Saiontz                   97,637,040                 62,400
Edward Thaddeus Foote II            97,639,040                 60,400
Charles E. Cobb, Jr.                97,639,040                 60,400

Item 5.     Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

                    10.15 Master Repurchase Agreement dated as of March 20, 2002 between Liquid Funding, Ltd. and LNR CMBS Holdings Corp.

                    10.16 Annex I to Master Repurchase Agreement, Supplemental Terms and Conditions, dated as of March 20, 2002 between Liquid Funding, Ltd., as buyer and LNR CMBS Holdings Corp. as seller.

                    10.17 Annex I-A to Master Repurchase Agreement, Definitions, dated as of March 20, 2002 between Liquid Funding, Ltd., as buyer and LNR CMBS Holdings Corp. as seller.

                    10.18 Annex II to Master Repurchase Agreement, Names and Addresses for Communications Between Parties, dated as of March 20, 2002 between Liquid Funding Ltd., as buyer and LNR CMBS Holdings Corp. as seller.

                    10.19 Terms Annex 2002-A to Master Repurchase Agreement dated as of March 20, 2002 between Liquid Funding Ltd., as buyer and LNR CMBS Holdings Corp. as seller.

                    10.20 Terms Annex 2002-B to Master Repurchase Agreement dated as of March 20, 2002 between Liquid Funding Ltd., as buyer and LNR CMBS Holdings Corp. as seller.

               (b)  Reports on Form 8-K:
                    None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

          Signature and Title                                   Date
          -------------------                                   ----

/s/ Shelly Rubin                                            July 15, 2002
---------------------------------
Shelly Rubin
Vice President; Chief Financial Officer
(Principal Financial Officer)

                                 Exhibit Index

                              Exhibit Description


10.15 Master Repurchase Agreement dated as of March 20, 2002 between Liquid Funding, Ltd. and LNR CMBS Holdings Corp.

10.16 Annex I to Master Repurchase Agreement, Supplemental Terms and Conditions, dated as of March 20, 2002 between Liquid Funding, Ltd., as buyer and LNR CMBS Holdings Corp. as seller.

10.17 Annex I-A to Master Repurchase Agreement, Definitions, dated as of March 20, 2002 between Liquid Funding, Ltd., as buyer and LNR CMBS Holdings Corp. as seller.

10.18 Annex II to Master Repurchase Agreement, Names and Addresses for Communications Between Parties, dated as of March 20, 2002 between Liquid Funding Ltd., as buyer and LNR CMBS Holdings Corp. as seller.

10.19 Terms Annex 2002-A to Master Repurchase Agreement dated as of March 20, 2002 between Liquid Funding Ltd., as buyer and LNR CMBS Holdings Corp. as seller.

10.20 Terms Annex 2002-B to Master Repurchase Agreement dated as of March 20, 2002 between Liquid Funding Ltd., as buyer and LNR CMBS Holdings Corp. as seller.