Form 10-Q
period 2002-08-31
LNR PROPERTY CORP
filed 2002-10-15
CIK 1043044

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended August 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES [ X ] NO [___]
                                                  ---

 Common shares outstanding as of the end of the current fiscal quarter:

     Common             23,524,109
     Class B Common      9,783,768



================================================================================

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

                    LNR Property Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets

                                                                                                    (Unaudited)

(In thousands, except per share amounts)                                                    August 31,      November 30,
                                                                                               2002             2001
                                                                                           ------------    --------------
                                     Assets
                                     ------

Cash and cash equivalents                                                                  $      8,903             6,578
Restricted cash                                                                                   3,215            81,955
Investment securities:
  Investment securities pledged to creditors which can be repledged or sold by
    creditors                                                                                   445,184           719,605
  Other investment securities                                                                   611,880           495,516
                                                                                           ------------    --------------
     Total investment securities                                                              1,057,064         1,215,121

Mortgage loans, net                                                                             363,637           331,517
Operating properties and equipment, net                                                         821,776           719,662
Land held for investment                                                                         50,876            42,229
Investments in unconsolidated partnerships                                                      411,624           352,142
Other assets                                                                                     83,086            87,443
                                                                                           ------------    --------------
             Total assets                                                                  $  2,800,181         2,836,647
                                                                                           ============    ==============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities

      Accounts payable                                                                     $      9,688            20,914
      Accrued expenses and other liabilities                                                    215,748           253,669
      Mortgage notes and other debts payable                                                  1,449,715         1,417,207
                                                                                           ------------    --------------
             Total liabilities                                                                1,675,151         1,691,790
                                                                                           ------------    --------------

Minority interests                                                                                1,924            25,688
                                                                                           ------------    --------------
Commitments and contingent liabilities (Note 3)


Stockholders' equity
      Common stock, $.10 par value, 150,000 shares authorized, 23,524 and 24,445
       shares issued and outstanding in 2002 and 2001, respectively                               2,352             2,444
      Class B common stock, $.10 par value, 40,000 shares authorized, 9,784 and
       9,949 shares issued and outstanding in 2002 and 2001, respectively                           978               995
      Additional paid-in capital                                                                494,512           513,977
      Retained earnings                                                                         487,631           404,611
      Unamortized value of restricted stock grants                                               (7,876)          (10,273)
      Accumulated other comprehensive earnings                                                  145,509           207,415
                                                                                           ------------    --------------
             Total stockholders' equity                                                       1,123,106         1,119,169
                                                                                           ------------    --------------

             Total liabilities and stockholders' equity                                    $  2,800,181         2,836,647
                                                                                           ============    ==============

See accompanying notes to unaudited consolidated condensed financial statements.

                    LNR Property Corporation and Subsidiaries
                  Consolidated Condensed Statements of Earnings

                                                                       (Unaudited)                (Unaudited)
                                                                    Three Months Ended         Nine Months Ended
(In thousands, except per share amounts)                                August 31,                 August 31,
                                                                 -------------------------  -------------------------
                                                                    2002         2001          2002         2001
                                                                 ------------ ------------  ------------ ------------
Revenues
  Rental income                                                  $   29,796       26,201        83,986       86,178
  Equity in earnings of unconsolidated partnerships                  11,674       17,282        34,024       46,783
  Interest income                                                    45,071       44,315       137,868      135,419
  Gains on sales of:
     Real estate                                                      5,295       13,786        29,439       57,657
     Investment securities                                           45,613        4,842        47,221        4,842
  Management and servicing fees                                       7,326       11,549        25,609       28,989
  Other, net                                                           (476)        (607)       (1,136)      (1,211)
                                                                 ------------ ------------  ------------ ------------
     Total revenues                                                 144,299      117,368       357,011      358,657
                                                                 ------------ ------------  ------------ ------------

Costs and expenses
  Cost of rental operations                                          14,384       13,183        40,450       43,684
  General and administrative                                         19,703       18,245        56,722       54,947
  Depreciation                                                        6,202        6,088        18,465       19,462
  Minority interests                                                    283          570         1,263        2,262
                                                                 ------------ ------------  ------------ ------------
     Total costs and expenses                                        40,572       38,086       116,900      120,355
                                                                 ------------ ------------  ------------ ------------

Operating earnings                                                  103,727       79,282       240,111      238,302
Interest expense                                                     24,203       26,978        72,003       86,263
                                                                 ------------ ------------  ------------ ------------

Earnings before income taxes                                         79,524       52,304       168,108      152,039
Income taxes                                                         25,845       17,088        54,635       52,484
                                                                 ------------ ------------  ------------ ------------
Net earnings                                                     $   53,679       35,216       113,473       99,555
                                                                 ============ ============  ============ ============

Weighted average shares outstanding:
     Basic                                                           33,780       33,492        33,795       33,320
                                                                 ============ ============  ============ ============
     Diluted                                                         34,846       35,077        35,019       34,916
                                                                 ============ ============  ============ ============

Net earnings per share:
     Basic                                                       $     1.59         1.05          3.36         2.99
                                                                 ============ ============  ============ ============
     Diluted                                                     $     1.54         1.00          3.24         2.85
                                                                 ============ ============  ============ ============

Dividends declared per share:
     Common stock                                                $   0.0125       0.0125        0.0375       0.0375
                                                                 ============ ============  ============ ============
     Class B common stock                                        $  0.01125      0.01125       0.03375      0.03375
                                                                 ============ ============  ============ ============

See accompanying notes to unaudited consolidated condensed financial statements.

                    LNR Property Corporation and Subsidiaries
           Consolidated Condensed Statements of Comprehensive Earnings

                                                                               (Unaudited)                 (Unaudited)
                                                                            Three Months Ended          Nine Months Ended
                                                                                August 31,                  August 31,
                                                                        --------------------------- --------------------------
(In thousands)                                                              2002          2001         2002          2001
                                                                        ------------- ------------- ------------  ------------

Net earnings                                                            $    53,679        35,216      113,473        99,555
                                                                        ------------- ------------- ------------  ------------
Other comprehensive earnings (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities, net and other       (9,544)       14,822      (30,995)       19,250
Unrealized (loss) gain on derivative financial instruments                      (98)          (70)         129        (3,939)
Transition adjustment related to accounting for derivative financial
   instruments and hedging activities                                             -             -            -         4,118
Reclassification adjustment for gains included in net earnings              (29,670)       (5,009)     (31,040)       (5,009)
                                                                        ------------- ------------- ------------  ------------
         Other comprehensive earnings (loss), net of tax                    (39,312)        9,743      (61,906)       14,420
                                                                        ------------- ------------- ------------  ------------

Comprehensive earnings                                                  $    14,367        44,959       51,567       113,975
                                                                        ============= ============= ============  ============

See accompanying notes to unaudited consolidated condensed financial statements.

                    LNR Property Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows

                                                                                                          (Unaudited)
                                                                                                       Nine Months Ended
(In thousands)                                                                                            August 31,
                                                                                                --------------------------------
                                                                                                     2002             2001
                                                                                                ---------------  ---------------
Cash flows from operating activities:
      Net earnings                                                                              $     113,473           99,555
      Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation                                                                                 18,465           19,462
          Minority interests                                                                            1,263            2,262
          Accretion of discount on CMBS and mortgage loans                                            (35,554)         (31,389)
          Amortization of deferred costs                                                                4,628            4,203
          Equity in earnings of unconsolidated partnerships                                           (34,024)         (46,783)
          Gains on sales of real estate                                                               (29,439)         (57,657)
          Gains on sales of investment securities                                                     (47,221)          (4,842)
          Losses on derivative financial instruments                                                    1,192            1,312
          Changes in assets and liabilities:
              Decrease in restricted cash                                                              78,740           17,651
              Increase in other assets                                                                 (1,843)          (7,187)
              (Decrease) increase in accounts payable and accrued liabilities                         (20,567)          13,379
              Decrease in minority interests                                                          (25,027)          (3,835)
                                                                                                ---------------  ---------------
                     Net cash provided by operating activities                                         24,086            6,131
                                                                                                ---------------  ---------------
Cash flows from investing activities:
      Operating properties and equipment
         Additions                                                                                   (157,570)        (123,609)
         Sales                                                                                        109,087          134,559
      Land held for investment
         Additions                                                                                    (33,592)          (4,652)
         Sales                                                                                         32,578           28,122
      Investments in unconsolidated partnerships                                                     (112,738)         (66,153)
      Proceeds from sales of unconsolidated partnership interests                                       4,829                -
      Distributions from unconsolidated partnerships                                                   75,225          101,303
      Purchase of mortgage loans held for investment                                                  (63,760)         (37,396)
      Proceeds from mortgage loans held for investment                                                 66,499          112,626
      Purchase of investment securities                                                              (223,113)        (247,359)
      Proceeds from principal collections on and sales of investment securities                       442,687           62,082
      Interest received on CMBS in excess of income recognized                                         15,068           17,572
      Proceeds from syndications of affordable housing communities                                      5,609           41,776
                                                                                                ---------------  ---------------
                   Net cash provided by investing activities                                          160,809           18,871
                                                                                                ---------------  ---------------
Cash flows from financing activities:
      Purchase and retirement of treasury stock                                                       (51,812)          (6,150)
      Proceeds from stock option exercises                                                              3,165            1,520
      Payment of dividends                                                                             (1,257)          (1,246)
      Net payments under repurchase agreements and revolving credit lines                             (86,750)        (225,047)
      Mortgage notes and other debts payable:
        Proceeds from borrowings                                                                       82,391          328,799
        Principal payments                                                                           (128,307)        (112,213)
                                                                                                ---------------  ---------------
                    Net cash used in financing activities                                            (182,570)         (14,337)
                                                                                                ---------------  ---------------
      Net increase in cash and cash equivalents                                                         2,325           10,665
      Cash and cash equivalents at beginning of period                                                  6,578            1,986
                                                                                                ---------------  ---------------
      Cash and cash equivalents at end of period                                                $       8,903           12,651
                                                                                                ===============  ===============
                                                                                                                      (Continued)

                    LNR Property Corporation and Subsidiaries
           Consolidated Condensed Statements of Cash Flows - CONTINUED

                                                                                                    (Unaudited)
                                                                                                 Nine Months Ended
                                                                                                     August 31,
                                                                                             --------------------------
(In thousands)                                                                                   2002          2001
                                                                                             ------------  ------------
    Supplemental disclosure of non-cash investing and financing activities:
      Purchases of investment securities financed by seller                                  $   85,382        28,508
      Purchases of mortgage loans financed by seller                                         $   26,625        40,224
      Mortgage loan received on sale of operating property                                   $        -        24,440

    Supplemental disclosure of non-cash transfers:
      Transfer from investment securities to mortgage loans                                  $    4,310             -
      Transfer from other assets to investments in unconsolidated partnerships               $    3,691             -
      Transfer from operating properties to land held for investment                         $        -         5,391

    Supplemental disclosure of cash flow information:
      Purchase of partnership interests and consolidation of entities previously accounted for under the equity method:
          Operating properties                                                               $   60,504             -
          Other assets                                                                            4,173             -
          Mortgage notes and other debts payable                                                (48,187)            -
          Investments in unconsolidated partnerships                                             (6,560)            -
                                                                                             ------------  ------------
             Cash paid                                                                       $    9,930             -
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

2.  Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share calculations for the three and nine months ended August 31, 2002 and 2001:

                                                        Three Months Ended           Nine Months Ended
                                                            August 31,                   August 31,
                                                     ------------------------    --------------------------
(In thousands, except per share amounts)               2002          2001           2002           2001
                                                     ----------    ----------    -----------    -----------
Numerator
Numerator for basic and diluted earnings per
   share - net earnings                              $  53,679        35,216        113,473         99,555
                                                     ==========    ==========    ===========    ===========

Denominator
Denominator for basic earnings per share -
   weighted average shares                              33,780        33,492         33,795         33,320
Effect of dilutive securities
   Stock options                                           383           683            502            704
   Restricted stock                                        663           880            701            879
    Stock purchase plan and other                           20            22             21             13
                                                     ----------    ----------    -----------    -----------
Denominator for diluted earnings per share -
   adjusted weighted average shares and assumed
   conversions                                          34,846        35,077         35,019         34,916
                                                     ==========    ==========    ===========    ===========

Basic earnings per share                             $    1.59          1.05           3.36           2.99
                                                     ==========    ==========    ===========    ===========

Diluted earnings per share                           $    1.54          1.00           3.24           2.85
                                                     ==========    ==========    ===========    ===========

3.  Commitments and Contingent Liabilities

The Company has provided guarantees under letters of credit and other agreements, primarily related to the performance of certain development, construction and other property activities. The

Company has also provided repayment and other guarantees of indebtedness for certain of its unconsolidated subsidiaries. Total outstanding guarantees under these arrangements totaled approximately $186.5 million at August 31, 2002. The Company believes that it will not be required to fund under these obligations. Additionally, at August 31, 2002, the Company had committed to provide $50.0 million of capital contributions to certain of its subsidiaries.

4.  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142, and that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. SFAS No. 142 is effective for the fiscal year ending November 2003 and the interim periods within fiscal year 2003. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's results of operations or financial position as the Company has no goodwill on its balance sheet.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made by recording a liability and increasing the carrying amount of the related long-lived asset. That asset retirement cost is then subsequently allocated to expense using a systematic and rational method over its useful life. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending February 28, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Practices Bulletin Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for the fiscal year ending November 30, 2003, and the interim periods within fiscal 2003, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company has determined that adoption of this statement will not have a material impact on the Company's results of operations. It will, however, have an impact on the presentation of the financial position and related operating results of certain Company assets. The Company will be required to present all operating properties classified as held for sale separately in the balance sheet, and all properties sold or classified as held for sale as discontinued operations in the statement of earnings and statement of cash flows, as well as restate prior periods presented for comparative purposes.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other items, updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 were generally effective as of May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an activity being exited or long-lived assets being disposed. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002, and will be adopted by the Company effective December 1, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's results of operations or financial position.

5.  Securitization Transaction

During July 2002, the Company transferred approximately $800 million in face value of non-investment grade CMBS to a qualified special purpose entity. Those CMBS were securitized into various classes of non-recourse fixed- and floating-rate bonds comprised of approximately $416 million face value of investment grade rated bonds and approximately $94 million face value of non-investment grade rated bonds, as well as approximately $290 million face value of preferred shares in the issuing entity. The qualified special purpose entity sold the investment grade rated bonds to unrelated third parties for net proceeds of approximately $402 million, which was used to pay the Company for the CMBS collateral securities. The Company used the proceeds to repay short-term debt, the majority of which can be re-borrowed. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company recognized a pretax gain on the sale of the CMBS collateral securities of approximately $45.6 million. The Company has retained the non-investment grade rated bonds and the preferred equity (the "retained interests"). The aggregate face amount of the retained interests at the date of transfer was approximately $384 million, the fair value of which was classified as available-for-sale on the Company's balance sheet. The amortized cost of the retained interests at the date of transfer was $79.2 million with an estimated fair value of $96.5 million. The Company measures its retained interests at their estimated fair value based on the present value of the expected future cash flows. The difference between the amortized cost of the retained interests and their fair values is recorded, net of tax, in other comprehensive earnings.

6.  Reclassifications

Certain reclassifications have been made to the prior year consolidated condensed financial statements to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SOME OF THE STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. GENERALLY, THE WORDS "BELIEVE," "EXPECT," "INTEND," "ANTICIPATE," "WILL," "MAY" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD LOOKING STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO (I) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH THE COMPANY OWNS PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY THE COMPANY ARE LOCATED, (II) INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (III) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (IV) CHANGES IN INTEREST RATES, (V) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES, (VI) CHANGES IN AVAILABILITY OF CAPITAL OR THE TERMS ON WHICH IT IS AVAILABLE, (VII) CHANGES IN AVAILABILITY OF QUALIFIED PERSONNEL AND (VIII) CHANGES IN GOVERNMENT REGULATIONS, INCLUDING, WITHOUT LIMITATION, ENVIRONMENTAL REGULATIONS. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 2001, FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

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

1.  RESULTS OF OPERATIONS

The following discussion and analysis presents the significant changes in results of operations of the Company for the three months and nine months ended August 31, 2002 and 2001 after allocating among the core business segments certain non-corporate general and administrative expenses. The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto.

                                            Three Months Ended              Nine Months Ended
                                                August 31,                      August 31,
                                         --------------------------     ---------------------------
(In thousands)                              2002           2001            2002           2001
                                         -----------    -----------     -----------    ------------
Revenues
   Real estate properties                $  44,765         51,532         137,597         164,152
   Real estate loans                        10,939         10,531          32,537          40,868
   Real estate securities                   88,595         55,305         186,877         153,637
                                         -----------    -----------     -----------    ------------
Total revenues                             144,299        117,368         357,011         358,657
                                         -----------    -----------     -----------    ------------
Operating expenses
   Real estate properties                   26,961         26,125          79,353          85,885
   Real estate loans                         1,319          1,706           4,446           5,394
   Real estate securities                    5,550          3,527          14,631          11,134
   Corporate and other                       6,742          6,728          18,470          17,942
                                         -----------    -----------     -----------    ------------
Total operating expenses                    40,572         38,086         116,900         120,355
                                         -----------    -----------     -----------    ------------

Operating earnings
   Real estate properties                   17,804         25,407          58,244          78,267
   Real estate loans                         9,620          8,825          28,091          35,474
   Real estate securities                   83,045         51,778         172,246         142,503
   Corporate and other                      (6,742)        (6,728)        (18,470)        (17,942)
                                         -----------    -----------     -----------    ------------
Total operating earnings                   103,727         79,282         240,111         238,302
Interest expense                            24,203         26,978          72,003          86,263
Income tax expense                          25,845         17,088          54,635          52,484
                                         -----------    -----------     -----------    ------------
Net earnings                             $  53,679         35,216         113,473          99,555
                                         ===========    ===========     ===========    ============

Three months and nine months ended August 31, 2002 compared to three months and nine months ended August 31, 2001

The Company reported net earnings of $53.7 million and $113.5 million for the three- and nine-month periods ended August 31, 2002, respectively, compared to $35.2 million and $99.6 million for the same periods in 2001.

The quarter-over-quarter and year-over-year improvement in net earnings was primarily attributable to (i) a higher level of gains on asset sales primarily due to the $45.6 million gain recognized on the sale of non-investment grade CMBS through a securitization transaction, (ii) an increase in equity in earnings of unconsolidated real estate properties partnerships, (iii) a decrease in interest expense primarily due to lower interest rates, and (iv) an increase in CMBS interest income. These increases were offset somewhat by (i) a decrease in equity in earnings of unconsolidated real estate securities partnerships,
(ii) a decrease in management and servicing fee income, and (iii) an increase in income tax expense.

The Company's total revenues were up $26.9 million or 23% for the quarter and relatively flat for the year-to-date period, compared to the respective periods for the prior year. The increase in total revenues for the quarter was primarily related to a higher level of gains on asset sales, in particular the $45.6 million gain on the sale of non-investment grade CMBS through a securitization transaction. Asset sales fluctuate from quarter to quarter and come from a variety of sources including wholly-owned real estate properties and securities, real estate assets owned in unconsolidated partnerships and the syndication of tax credits through the sale of affordable housing partnership interests. Excluding gains from sales of wholly owned assets in both periods, revenues would have decreased by approximately 5% for both the quarter and the year-to-date period. These decreases were primarily due to lower interest income on floating-rate assets, the loss of recurring revenue that had been generated by the assets that were sold, and a reduction in earnings from the Company's real estate securities partnerships. While lower interest rates on floating-rate assets impact revenues, these assets are match-funded with floating-rate debt, and therefore the lower interest rates have only a minor impact on bottom-line earnings. In addition, as new assets have come on line to replace those that have been sold, on average, they have been purchased at higher yields than the capitalization rates at which the assets were sold. Lower earnings from real estate securities partnerships reflected less income from Madison Square Company LLC ("Madison"), primarily due to lower interest income resulting from lower principal balances due to asset paydowns, and the timing and amount of expected principal collections related to short-term floating-rate securities owned by the venture.

Real estate properties

                                                Three Months Ended                 Nine Months Ended
                                                    August 31,                         August 31,
                                          -------------------------------     -------------------------------
(In thousands)                                2002              2001              2002              2001
                                          -------------     -------------     -------------     -------------
Rental income                             $    29,796            26,201            83,986            86,178
Equity in earnings of unconsolidated
  partnerships                                  9,149             6,477            19,122            12,078
Interest income                                   116               619             1,533             1,655
Gains on sales of real estate                   5,295            13,786            29,439            57,657
Management fees                                   409             4,449             3,512             6,584
Other, net                                          -                 -                 5                 -
                                          -------------     -------------     -------------     -------------
   Total revenues                              44,765            51,532           137,597           164,152
                                          -------------     -------------     -------------     -------------

Cost of rental operations                      14,384            13,183            40,450            43,684
Other operating expenses /(1)/                  6,333             6,602            20,300            22,455
Depreciation                                    6,202             6,088            18,465            19,462
Minority interests                                 42               252               138               284
                                          -------------     -------------     -------------     -------------
   Total operating expenses /(1)/              26,961            26,125            79,353            85,885
                                          -------------     -------------     -------------     -------------
   Operating earnings                     $    17,804            25,407            58,244            78,267
                                          =============     =============     =============     =============

Balance sheet data:

Operating properties and equipment,
  net                                     $   821,776           756,625           821,776           756,625
Land held for investment                       50,876            43,117            50,876            43,117
Investments in unconsolidated
  partnerships                                297,989           243,048           297,989           243,048
Other assets                                   44,162            53,208            44,162            53,208
                                          -------------     -------------     -------------     -------------
  Total segment assets                    $ 1,214,803         1,095,998         1,214,803         1,095,998
                                          =============     =============     =============     =============

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

For the past two years, based on its overall view of the comparative returns in the U.S. property markets, the Company has been selling stabilized operating properties into a strong market and has limited its new property acquisitions in favor of adding value to its existing property portfolio through development, repositioning and leasing. While continuing to maintain this strategy, the Company began to invest during the second quarter of 2002 in real estate property in Europe. At August 31, 2002, the Company's investment in unconsolidated partnerships in Europe totaled $71.5 million.

Three months and nine months ended August 31, 2002 compared to three months and nine months ended August 31, 2001

Overall operating earnings from real estate properties were $17.8 million and $58.2 million for the three- and nine-month periods ended August 31, 2002, respectively, compared to $25.4 million and $78.3 million for the same periods in 2001. These decreases were primarily due to lower gains on sales of real estate properties and lower management fees, partially offset by an increase in property net operating income ("NOI") and equity in earnings of unconsolidated partnerships.

Gains on sales of real estate decreased $8.5 million and $28.2 million for the three- and nine-month periods ending August 31, 2002, respectively, compared to the same periods in 2001, reflecting a decrease in real estate property sales activity in 2002. Gains on sales of real estate fluctuate from quarter to quarter due to the timing of asset sales.

Property NOI (rental income less cost of rental operations) increased 18% or $2.4 million for the three-month period ended August 31, 2002 and increased 2% or $1.0 million for the nine-month period ended August 31, 2002, compared to the same periods in 2001. Over the past several quarters, many of the properties in the Company's development or repositioning portfolio have become stabilized and are now contributing to NOI. At the end of the quarter, approximately 52% of the Company's operating property portfolio was still undergoing development or repositioning. A significant portion of this portfolio is pre-leased, so the Company anticipates continued growth in NOI during the balance of the year as these properties come on line and tenants begin to pay rent.

Equity in earnings of unconsolidated partnerships increased to $9.1 million and $19.1 million for the three- and nine-month periods ended August 31, 2002, respectively, from $6.5 million and $12.1 million for the same periods in 2001. For the quarter, this increase was primarily due to $2.0 million of earnings from the Company's European investments and higher gains on sales of assets held by the Company's domestic partnerships. These increases were partially offset by $1.8 million of lower earnings from LLP. For the year-to-date period, the increase was primarily due to $2.0 million of earnings from the Company's European investments, higher gains on sales of assets held by the Company's domestic partnerships, and higher earnings from LLP. Equity in earnings from LLP may vary from period to period depending upon the timing of housing starts.

Management fees decreased by $4.0 million and $3.1 million for the three- and nine-month periods ended August 31, 2002, respectively, compared to the same periods in 2001. The decrease for both the quarter and the year-to-date periods were primarily due to developer fees and other fees the Company received during the third quarter of 2001. These fees vary based on the timing of asset sales.

The net book value of operating properties and equipment at August 31, 2002 and the annualized net operating income for the nine-month period ended on that date with regard to various types of property owned by the Company were as follows:

                                                                        Annualized   Annualized
                                                                            Net       NOI as a %
                                                                         Operating      of Net
                                             Net Book      Occupancy      Income         Book
(In thousands, except percentages)            Value        Rate/(1)/     (NOI)/(2)/      Value
                                           -------------------------------------------------------
Market-rate operating properties
  Stabilized operating properties
      Office                               $    251,233       94%       $    32,676      13%
      Retail                                     14,286       91%             2,006      14%
      Industrial / warehouse                     52,958      100%             7,315      14%
      Ground leases                              11,088      100%             2,134      19%
                                           -------------------------    --------------------------
        Commercial                              329,565       97%            44,131      13%
        Hotel                                    15,364       48%               565       4%
                                           -------------                --------------------------
                                                344,929                      44,696      13%
                                           -------------                --------------------------

  Under development or repositioning
      Office                                    197,434                       9,298
      Retail                                     63,436                       4,224
                                           -------------                -------------
        Commercial                              260,870                      13,522
        Multi-family                             74,827                       2,994
        Hotel                                    56,192                         900
                                           -------------                -------------
                                                391,889                      17,416
                                           -------------                -------------
Total market-rate operating properties          736,818                      62,112
                                           -------------                -------------

Affordable housing communities
        Stabilized                               44,059       92%             4,494
        Under development                        29,486                           -
                                           -------------                -------------
Total affordable housing communities             73,545                       4,494
                                           -------------                -------------

Furniture, fixtures and equipment                11,413                           -
                                           -------------                -------------

Total                                      $    821,776                 $    66,606
                                           =============                =============

(1) Occupancy rate at August 31, 2002.
(2) Annualized NOI for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses.

At August 31, 2002, approximately 47% of the Company's market-rate operating properties, based on net book value, had reached stabilized occupancy levels and were yielding in total 13% on net book cost. The anticipated improvements in the earnings of the not yet stabilized market-rate operating properties are not expected to be recognized until future periods.

Pre-tax operating margins for the affordable housing communities are generally lower than for market-rate rentals. However, the Company receives its desired yield from these investments after adding in (i) the impact of lower income taxes as a result of the tax credits and other related tax deductions and (ii) profits from sales of tax credits to others.

The net investment in the Company's affordable housing communities at August 31, 2002 is as follows:

(In thousands)

Operating properties, net                                      $   73,545
Investments in unconsolidated partnerships                         79,524
Debt and other                                                    (62,421)
                                                               -----------
    Net investment in affordable housing communities           $   90,648
                                                               ===========

As of August 31, 2002, the Company had been awarded and held rights to $127.2 million in tax credits, with approximately 55% relating to apartment communities that have not yet reached stabilized occupancy levels.

At the time of the acquisition of the Affordable Housing Group ("AHG") in 1998, the Company's strategy was to retain the tax credits generated through owning the majority of the partnership interests in the affordable housing communities and then using those credits to reduce the Company's overall effective tax rate. However, the demand for credits subsequently increased significantly and the Company found it could generate higher returns on its investment by selling the credits than by using them. The Company has shifted its strategy away from owning the majority of the partnership interests in the affordable housing communities toward syndicating those interests. After such syndications, the Company continues to hold small interests (typically ranging from 1% to 10%) in these partnerships and continues to manage the communities for which it earns management fees. The Company expects to generate fee income and gains in future years from such syndications. As a result, the Company expects its investment in affordable housing communities, as well as the amount of tax credits it holds and utilizes to reduce its tax rate, to decline in future quarters.

Real estate loans

                                                Three Months Ended                   Nine Months Ended
                                                    August 31,                           August 31,
                                          -------------------------------     -------------------------------
(In thousands)                                2002              2001              2002              2001
                                          -------------     -------------     -------------     -------------
Interest income                           $     9,765             9,255            29,166            35,580
Equity in earnings of unconsolidated
  partnerships                                  1,056               463             2,282             1,651
Management fees                                   110               760             1,038             3,536
Other, net                                          8                53                51               101
                                          -------------     -------------     -------------     -------------
   Total revenues                              10,939            10,531            32,537            40,868
                                          -------------     -------------     -------------     -------------

Operating expenses /(1)/                        1,078             1,184             3,336             3,640
Minority interests                                241               522             1,110             1,754
                                          -------------     -------------     -------------     -------------
   Total operating expenses /(1)/               1,319             1,706             4,446             5,394
                                          -------------     -------------     -------------     -------------
   Operating earnings                     $     9,620             8,825            28,091            35,474
                                          =============     =============     =============     =============

Balance sheet data:

Mortgage loans, net                       $   363,637           240,263           363,637           240,263
Other investments                                   -            52,361                 -            52,361
Investments in unconsolidated
  partnerships                                  8,175             9,593             8,175             9,593
Other assets                                    1,881             2,852             1,881             2,852
                                          -------------     -------------     -------------     -------------
  Total segment assets                    $   373,693           305,069           373,693           305,069
                                          =============     =============     =============     =============

(1) Operating expenses do not include interest expense.

Real estate loans include the Company's direct investments in high yielding loans, as well as its discount loan portfolio investments, owned primarily through unconsolidated partnerships, and related loan workout operations. Other investments included short-term investment securities which were collateral for a letter of credit that provided credit enhancement to $277.3 million of tax-exempt bonds. The letter of credit was released in the third quarter of 2002. Total revenues include interest income, equity in earnings of unconsolidated partnerships and management fees earned from those partnerships. Operating expenses include the overhead associated with servicing the loans and managing the partnerships.

Three months and nine months ended August 31, 2002 compared to three months and nine months ended August 31, 2001

Operating earnings from real estate loans were $9.6 million and $28.1 million for the three- and nine-month periods ended August 31, 2002, respectively, compared to $8.8 million and $35.5 million for the same periods in 2001.

Interest income was $9.8 million and $29.2 for the three- and nine-month periods ended August 31, 2002, respectively, compared to $9.3 million and $35.6 million for the same periods in 2001. The increase for the three month period compared to the same period in 2001 was due to a higher level of loan investments, offset in part by lower interest rates on floating-rate loans that are match-funded with floating-rate debt. The decrease for the nine month period compared to the same period in 2001 reflects $4.2 million of interest income recognized in the first quarter of 2001 resulting from the payoff of two loan investments, which had been acquired at a discount, and the impact during the 2002 period of lower interest rates on the Company's floating-rate loans, offset in part by a higher level of loan investment. The majority of the Company's interest income from its real estate loan segment is earned on investments in structured junior participations in high-quality short- to medium-term variable-rate real estate loans ("B-Notes"). Because these floating-rate loans are match-funded with floating-rate debt, the reduction in interest income due to declining interest rates has virtually no impact on net earnings. To date, the Company has not experienced any delinquencies in its B-Note portfolio.

During the third quarter of 2002, the Company funded one additional B-Note investment for approximately $17.5 million, bringing the total portfolio of B-Note investments to $306.5 million at August 31, 2002.

Management fees decreased to $0.1 million and $1.0 million for the three- and nine-month periods ended August 31, 2002, respectively, from $0.8 million and $3.5 million for the same periods in 2001. These decreases were primarily due to lower fees earned from dispositions of assets in the Company's domestic discount loan portfolios.

Real estate securities

                                                Three Months Ended                   Nine Months Ended
                                                    August 31,                           August 31,
                                          -------------------------------     -------------------------------
(In thousands)                                2002              2001              2002              2001
                                          -------------     -------------     -------------     -------------
Interest income                           $    35,190            34,441           107,169            98,184
Equity in earnings of unconsolidated
  partnerships                                  1,469            10,342            12,620            33,054
Gains on sales of securities                   45,613             4,842            47,221             4,842
Management and servicing fees                   6,807             6,340            21,059            18,869
Other, net                                       (484)             (660)           (1,192)           (1,312)
                                          -------------     -------------     -------------     -------------
   Total revenues                              88,595            55,305           186,877           153,637
                                          -------------     -------------     -------------     -------------

Operating expenses /(1)/                        5,550             3,731            14,616            10,910
Minority interests                                  -              (204)               15               224
                                          -------------     -------------     -------------     -------------
   Total operating expenses /(1)/               5,550             3,527            14,631            11,134
                                          -------------     -------------     -------------     -------------
   Operating earnings                     $    83,045            51,778           172,246           142,503
                                          =============     =============     =============     =============

Balance sheet data:

Investment securities                     $ 1,057,064           952,470         1,057,064           952,470
Investments in unconsolidated
  partnerships                                105,460           102,807           105,460           102,807
Other assets                                   26,365            40,290            26,365            40,290
                                          -------------     -------------     -------------     -------------
  Total segment assets                    $ 1,188,889         1,095,567         1,188,889         1,095,567
                                          =============     =============     =============     =============

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

During July 2002, the Company transferred approximately $800 million in face value of non-investment grade CMBS to a qualified special purpose entity. Those CMBS were securitized into various classes of non-recourse fixed- and floating-rate bonds comprised of approximately $416 million face value of investment grade rated bonds and approximately $94 million face value of non-investment grade rated bonds, as well as approximately $290 million face value of preferred shares in the issuing entity. The qualified special purpose entity sold the investment grade rated bonds to unrelated third parties for net proceeds of approximately $402 million, which was used to pay the Company for the CMBS collateral securities. The Company used the proceeds to repay short-term debt, the majority of which can be re-borrowed. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company recognized a pretax gain on the sale of the CMBS collateral securities of approximately $45.6 million. The Company has retained the non-investment grade rated bonds and the preferred equity (the "retained interests"). The aggregate face amount of the retained interests at the date of transfer was approximately $384 million, the fair value of which was classified as available-for-sale on the Company's balance sheet.

This transaction provided the Company with significant new liquidity for the purchase of new investments, for other general corporate purposes or for the repurchase of stock under the Company's ongoing share repurchase program.

Three months and nine months ended August 31, 2002 compared to three months and nine months ended August 31, 2001

Overall operating earnings from real estate securities increased to $83.0 million and $172.2 million for the three- and nine-month periods ended August 31, 2002, respectively, from $51.8 million and $142.5 million for the same periods in 2001. Earnings were higher for both periods primarily due to the $45.6 million pre-tax gain recognized on the securitization transaction (described above), higher interest income and higher management and servicing fees, offset in part by lower equity in earnings from unconsolidated partnerships and increased operating expenses.

Interest income increased to $35.2 million and $107.2 million for the three- and nine-month periods ended August 31, 2002, respectively, from $34.4 million and $98.2 million for the same periods in 2001. These increases were primarily due to growth in the Company's CMBS portfolio, as well as greater recognition of earnings as actual CMBS performance continued to exceed original expectations, partially offset by lower interest rates on floating-rate CMBS that are match-funded with floating-rate debt.

In recording CMBS interest income, the Company recognizes the amount by which cash flows over the life of a security are expected to exceed the Company's initial investment as interest income to achieve a level yield over the life of the security. To date, this has resulted in less recognition of interest income than the amount of interest actually received. The excess interest received is applied to reduce the Company's CMBS investment. The Company's initial and ongoing estimates of cash flows from CMBS investments are based on a number of assumptions that are subject to business and economic factors, the most significant of which is the magnitude and timing of credit losses on the underlying mortgages. Changes in cash flow estimates could materially affect the interest income that is recognized in future periods.

The Company invests in subordinated classes of CMBS, and generally does not receive principal payments until the principal of the senior classes of that issue is paid in full. The Company is currently receiving principal payments from 11 classes of its CMBS securities, and an additional 21 classes (excluding securities sold in the securitization transaction described above) have reached economic maturity either through the collection of principal, liquidation of the trust, or sale. Through the securitization transaction described above, an additional 18 classes of securities and portions of 116 other classes were also sold. Actual loss experience to date, particularly for older transactions (3 to 8 years in age), is significantly lower than originally underwritten by the Company. Therefore, changes to original estimated yields have resulted in improved earnings from these transactions. The Company believes these improvements resulted primarily from its conservative due diligence, its success in managing and working out the underlying loans, as well as stable real estate fundamentals. However, the positive experience on these older transactions does not necessarily mean there will be similar yield improvements on newer investments.

During the quarter ended August 31, 2002, the Company acquired $180.3 million face amount of fixed-rate CMBS for $106.7 million. The following is a summary of the CMBS portfolio held by the Company at August 31, 2002:

                                         Weighted                                  Weighted     Weighted
                                          Average                         % of      Average      Average
                               Face       Coupon               Book       Face       Cash         Book
                              Amount       Rate                Value     Amount   Yield/(1)/   Yield/(2)/
                           --------------------------------------------------------------------------------
                                     (In thousands, except percentages)
Fixed-rate
  BB rated or above        $    337,249       6.53%     $     243,758      72.3%         7.9%        10.2%
  B rated                       379,665       6.48%           193,466      51.0%        11.2%        13.5%
  Unrated                     1,118,796       6.96%           236,711      21.2%        28.1%        27.1%
                           -------------------------    ---------------------------------------------------
      Total                   1,835,710       6.78%           673,935      36.7%        15.9%        17.1%
Floating-rate/
 short-term
  BB rated or above              12,789       3.12%            11,689      91.4%         3.4%         7.5%
  B rated                        25,748       8.67%            24,694      95.9%         9.0%        11.6%
  Unrated                       130,784      14.04%           106,414      81.4%        17.1%        19.1%
                           -------------------------    ---------------------------------------------------
      Total                     169,321      12.35%           142,797      84.3%        14.5%        16.8%

  Total amortized
    cost                      2,005,031       7.22%           816,732      40.7%        15.7%        17.0%
  Excess of fair
    value over
    amortized cost                    -                       240,332
                           -------------                --------------
Total CMBS
  portfolio/(3)/           $  2,005,031                 $   1,057,064
                           =============                ==============

(1) Cash yield is determined by annualizing the actual cash received during the month of August 2002, and dividing the result by the book value at August 31, 2002.
(2) Book yield is determined by annualizing the interest income for the month of August 2002, and dividing the result by the book value at August 31, 2002.
(3) This table excludes CMBS owned through unconsolidated partnerships.

Equity in earnings of unconsolidated partnerships primarily represents the Company's participation in Madison, which was formed in March 1999. The venture owns approximately $1.7 billion face value of CMBS at August 31, 2002. The Company's investment in the venture at August 31, 2002 was $99.5 million, representing a 25.8% ownership interest. In addition to its investment in the venture, the Company maintains a significant ongoing role in the venture, for which it earns fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services. Madison contributed $1.8 million and $13.3 million of equity in earnings of unconsolidated partnerships to the real estate securities line of business for the three- and nine-month periods ended August 31, 2002, respectively, compared to $10.3 million and $33.1 million for the same periods in 2001. The decline in Madison earnings reflects lower interest income resulting from lower principal balances due to asset paydowns, and the timing and amount of expected principal collections related to short-term floating-rate securities owned by the venture.

Management and servicing fees increased to $6.8 million and $21.1 million for the three- and nine-month periods ended August 31, 2002, respectively, from $6.3 million and $18.9 million for the same periods in 2001. These increases were primarily attributable to an increase in the number of CMBS mortgage pools (99 at August 31, 2002 versus 81 at August 31, 2001) for which the Company acts as special servicer.

Operating expenses increased to $5.6 million and $14.6 million for the three- and nine-month periods ended August 31, 2002, respectively, from $3.7 million and $10.9 million for the same periods in 2001. This increase was primarily due to increased personnel and out-of-pocket expenses directly related to the growth of the Company's CMBS portfolio.

Corporate and Other, Interest and Income Tax Expenses

Three months and nine months ended August 31, 2002 compared to three months and nine months ended August 31, 2001

Corporate and other operating expenses were $6.7 million and $18.5 million for the three- and nine-month periods ended August 31, 2002, respectively, compared to $6.7 million and $17.9 million for the same periods in 2001.

Interest expense decreased to $24.2 million and $72.0 million for the three- and nine-month periods ended August 31, 2002, respectively, from $27.0 million and $86.3 million for the same periods in 2001. These decreases were primarily due to a decline in interest rates. The weighted average interest rate on outstanding debt was 6.3% at August 31, 2002, compared to 7.6% at August 31, 2001.

Income tax expense increased to $25.8 million and $54.6 million for the three- and nine-month periods ended August 31, 2002, respectively, from $17.1 million and $52.5 million for the same periods in 2001, primarily due to an increase in pre-tax earnings.

2.  LIQUIDITY AND FINANCIAL RESOURCES

The Company's operating activities provided $24.1 million of cash during the nine months ended August 31, 2002, compared with $6.1 million of cash during the same period in 2001. This increase in cash provided by operating activities is primarily due to (i) a decrease in restricted cash, net of the related decrease in minority interests resulting from the release of a cash collateralized letter of credit, (ii) a lower increase in other assets, and (iii) higher net earnings, after adjusting for the effects of non-cash items, whose contributions to cash flow are reflected in cash from investing activities below. These increases in cash provided by operating activities were partly offset by a decrease in accounts payable and accrued liabilities.

The Company's investing activities provided $160.8 million of cash during the nine months ended August 31, 2002, compared with $18.9 million of cash during the same period in 2001. This increase in cash provided by investing activities is primarily due to (i) net proceeds received on the sale of non-investment grade CMBS through the securitization transaction completed during the third quarter of 2002, as previously discussed, and (ii) a lower level of cash purchases of investment securities. These increases in cash provided by investing activities were partially offset by (i) a higher level of purchases of operating properties, land held for investment and mortgage loans, (ii) a higher level of investments in unconsolidated partnership interests, primarily related to the Company's investment in European properties, (iii) lower proceeds from the sale of operating properties and the syndication of affordable housing partnership interests, (iv) lower proceeds from collections on mortgage loans, and (v) less distributions from unconsolidated partnerships.

The Company's financing activities used $182.6 million of cash during the nine months ended August 31, 2002, compared with $14.3 million of cash during the same period in 2001. This increase in cash used in financing activities is primarily due to (i) lower borrowings and more principal payments made under the Company's mortgage notes and other debts payable, and (ii) more purchases of treasury stock under the Company's stock buy-back program. These increases in cash used were partially offset by lower net payments made under the Company's repurchase agreements and revolving credit lines.

The Company continues to diversify its capital structure and to manage its debt position with a combination of short-, medium- and long-term financings, with a goal of properly matching the maturities of its debt with the expected lives of its assets.

At August 31, 2002, the Company had approximately $1.08 billion of available liquidity, which included approximately $1.01 billion of cash and availability under credit facilities, and approximately $72 million of committed project level term financing.

The Company has a $350.0 million unsecured revolving credit facility, which matures in July 2004 assuming a one-year extension option is exercised. At August 31, 2002, $85.5 million was outstanding under this facility, and the Company had issued and outstanding $39.0 million of standby letters of credit utilizing the facility.

The Company has various secured revolving lines of credit with an aggregate commitment of $355.0 million, of which $228.5 million was outstanding at August 31, 2002. These lines are collateralized by CMBS and mortgage loans and mature through April 2007.

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

At August 31, 2002, the Company had four repo facilities through which it financed selected CMBS. The first facility had a commitment and outstanding balance at August 31, 2002 of $37.9 million and is required to be paid in full by June 2004. The second facility had a commitment of $50.0 million with no outstanding balance at August 31, 2002, and matures in June 2003. The third facility is a $150 million non-recourse facility, which matures in April 2005, and had an outstanding balance of $61.0 million at August 31, 2002. The fourth facility is a $100 million non-recourse facility, which matures in April 2007, and had an outstanding balance of $29.0 million at August 31, 2002.

The Company also has a $430 million financing structured as a repo line with a leading financial institution to finance the acquisition of securities and loans. At August 31, 2002, there was no balance outstanding under this facility. This facility has limited recourse to the Company and matures in January 2006, including a one-year extension option.

Additionally, the Company has received seller financing in the form of term repos for three specific CMBS transactions. These agreements had an aggregate commitment and outstanding balance of $25.2 million at August 31, 2002 and expire through August 2004. The Company has seller financing in the form of one term loan for three specific CMBS transactions which is non-recourse to the Company but which contains similar provisions to a repo. The loan had an outstanding balance of $28.7 million at August 31, 2002 and matures in September 2003.

Because the Company borrows significant sums in connection with its activities, the Company could be adversely affected by reluctance of lenders to make loans to companies in real estate related businesses. Difficulty obtaining financing can reduce the Company's ability to take advantage of investment opportunities.

At August 31, 2002, the Company had scheduled maturities on existing debt of $56.0 million through August 31, 2003, assuming the Company takes advantage of extensions, which are exercisable at the Company's option. The Company's ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on its future performance, which to a certain extent, is subject to general economic, financial, competitive and other factors beyond the Company's control. The Company believes its borrowing availability under existing credit facilities, its operating cash flow and unencumbered asset values, and its ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet its working capital requirements, debt service and maturities and short- and long-term needs based upon currently anticipated levels of growth. However, limitations on access to financing constrain the Company's ability to take advantage of opportunities which might lead to more significant growth.

Approximately 62% of the Company's existing indebtedness bears interest at variable rates. However, most of the Company's investments generate interest or rental income at essentially fixed rates. The Company has entered into derivative financial instruments to manage its interest costs and hedge against risks associated with changing interest rates on its debt portfolio. At August 31, 2002, 22% of the Company's variable-rate debt had been swapped to fixed rates and 47% was match-funded against variable-rate assets. After considering the variable-rate debt that had been swapped or was match-funded, 19% of the Company's debt remained variable-rate and 81% of the debt was fixed-rate or match-funded. As of August 31, 2002, the Company estimates that a 100 basis point change in LIBOR would impact net earnings by $0.9 million or by approximately $0.025 per share.

During the quarter, the Company purchased over 1.3 million shares of its common stock at an average price of $34.07 per share, bringing the total purchases to date under the Company's stock buy-back program to 4.6 million shares. Subsequent to the end of the quarter, the Board of Directors authorized the Company to repurchase an additional 4.0 million shares of its common stock. Including this authorization, there were approximately 4.9 million shares remaining that the Company was authorized to buy back under its ongoing stock buy-back program as of the end of the quarter. Total purchases from inception through August 31, 2002, represented over 12% of the Company's total stock outstanding when the buy-back program began in 1998.

The Company has provided guarantees under letters of credit and other agreements, primarily related to the performance of certain development, construction and other property activities. The Company has also provided repayment and other guarantees of indebtedness for certain of its unconsolidated subsidiaries. Total outstanding guarantees under these arrangements totaled approximately $186.5 million at August 31, 2002. The Company believes that it will not be required to fund under these obligations. Additionally, at August 31, 2002, the Company had committed to provide $50.0 million of capital contributions to certain of its subsidiaries. These arrangements at August 31, 2002 were as follows:

                                                                                   Amount Expiring Per Period
                                                                     ------------------------------------------------
                                           Outstanding Commitments     Less Than      1 - 3       4 - 5       Over 5
(In millions)                                 and Contingencies         1 Year        Years       Years       Years
                                           --------------------------------------------------------------------------
Standby letters of credit                      $ 45.5                     44.5          1.0           -           -
Guarantees of debt /(1)/                         34.1                     16.1          5.2         2.1        10.7
Limited maintenance guarantees                   44.3                     10.0         34.3           -           -
Committed capital contributions                  50.0                     44.3          5.7           -           -
Performance bonds                                41.8                     25.3          0.3           -        16.2
Affordable housing
    communities - other                          20.8                      8.3          2.8         9.0         0.7
                                           --------------------------------------------------------------------------
Total commercial commitments and
    contingencies                              $236.5                    148.5         49.3        11.1        27.6
                                           ==========================================================================

(1) See "Unconsolidated Investments" section for further discussion.

UNCONSOLIDATED INVESTMENTS

The Company frequently makes investments jointly with others, through partnerships and joint ventures. This (i) allows LNR to further diversify its investment portfolio, spreading risk over a wider range of investments, (ii) provides access to transactions which are brought to the Company by other participants, (iii) provides access to capital and (iv) enables the Company to participate in investments which are larger than the Company is willing to make on its own. In many instances, the Company has a less than controlling interest in the partnership or venture or control is shared, and therefore, the Company accounts for its interest by the equity method, rather than consolidating the assets and liabilities of the partnership or venture on its balance sheet. Several of the partnerships are 50% owned by the Company and 50% owned by Lennar Corporation, which has the same controlling stockholder as the Company.

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

At August 31, 2002, the Company had investments in unconsolidated partnerships of $411.6 million. Summarized financial information on a combined 100% basis related to the Company's investments in unconsolidated partnerships accounted for by the equity method at August 31, 2002 follows:

                                                        LNR            Total          Total
                                         LNR         Ownership      Partnership    Partnership
(In millions, except percentages)    Investment     Interest /(1)/    Assets       Liabilities
                                    ------------------------------------------------------------
Properties:
  Single-asset partnerships              $ 37,227    33% - 94%         $ 246,040      $ 182,541  /(2)/
  Partnerships with Lennar
    LLP                                    66,273       50%              265,966        133,421  /(3)(6)/
    Other                                  38,248       50%               79,030          2,333
  Affordable housing communities           79,524     1% - 99%           610,815        425,032  /(4)/
  Other                                     3,590     5% - 99%            16,700         12,063
                                    --------------                 -----------------------------
     Domestic                             224,862                      1,218,551        755,390


International                              73,127   37.5% - 50%          199,991          8,056  /(5)/
                                    --------------                 -----------------------------
                                          297,989                      1,418,542        763,446

Loans:
  Domestic non-performing
    loan pools                              8,175    15% - 50%            45,426         21,156

Securities:
  Madison                                  99,468      25.8%           1,246,128        856,898  /(6)/
  Other                                     5,992      69.5%              47,351         38,551
                                    --------------                 -----------------------------
                                          105,460                      1,293,479        895,449
                                    --------------                 -----------------------------

Total                                   $ 411,624                     $2,757,447    $ 1,680,051  /(7)/
                                    ==============                 =============================

   (1) Although LNR may hold a majority financial interest in certain partnerships, it does not consolidate those partnerships in which control is shared or in which less than a controlling interest is held.
   (2) Only $9.7 million is recourse to the Company.
   (3) Only $2.1 million is recourse to the Company.
   (4) Only $22.3 million is recourse to the Company.
   (5) Total partnership assets include an investment in an unconsolidated partnership which in turn has investments in properties with a net book value of approximately $2.7 billion and non-recourse debt of approximately $2.1 billion.
   (6) See the Company's Annual Report on Form 10-K for the year ended November 30, 2001 for audited financial statements of the partnership.
   (7) Debt is non-recourse to the Company except for $34.1 million noted in footnotes 2, 3, and 4 above and in the commitments and contingencies table under "Liquidity and Financial Resources" above.

3. ACCOUNTING POLICIES

There has been no material change in the Company's accounting policies since November 30, 2001. See the Company's Annual Report on Form 10-K for the year ended November 30, 2001 for further discussion.

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

Item 4.  Controls and Procedures

For many years the Company has had procedures in place for gathering the information that is needed to enable it to file required quarterly and annual reports with the Securities and Exchange Commission ("SEC"). However, because of additional disclosure requirements imposed by the SEC in August 2002, as required by the Sarbanes-Oxley Act of 2002, the Company formed a committee consisting of the people who are primarily responsible for preparation of those reports, including the Company's General Counsel and its Principal Accounting Officer, to review and formalize the Company's procedures, and to have ongoing responsibility for designing and implementing the Company's disclosure controls and procedures (i.e., the controls and procedures by which the Company ensures that information it is required to disclose in the annual and quarterly reports it files with the SEC is processed, summarized and reported within the required time periods). On October 10, 2002, the Company's Chief Executive Officer, President and Chief Financial Officer met with that committee to evaluate the disclosure controls and procedures in place and the steps that are being taken to formalize those procedures and to introduce some additional steps to the information-gathering process. Based upon that evaluation, the Company's Chief Executive Officer, President and Chief Financial Officer concluded that, while the procedures in place appear to have provided all the information needed to date, the committee should proceed to formalize and supplement the Company's disclosure controls and procedures in order to ensure that all the information required to be disclosed in the Company's reports is accumulated and communicated to the people responsible for preparing those reports, and to its principal executive and financial officers, at times and in a manner that will allow timely decisions regarding required disclosures.

The Company constantly reviews the internal controls in place to ensure that all transactions in which the Company is involved are properly recorded and to safeguard the Company's assets. This includes reviews and evaluations by the Company's accounting department, discussions with the Company's outside auditors and discussions with members of the Company's internal audit group. While the Company is constantly taking steps to improve its internal controls and to apply its internal controls to new types of transactions or situations in which it is involved, the Company has not since October 10, 2002 (the day on which its Chief Executive Officer, President and Chief Financial Officer met with the committee that has on-going responsibility for designing and implementing disclosure controls and procedures) or at any other time during the ninety days before the date on which this report is being filed, made any significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including taking any corrective actions with regard to significant deficiencies or material weaknesses. This has been confirmed by the Company's Chief Executive Officer, President and Chief Financial Officer.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not subject to any legal proceedings other than suits in the ordinary course of its business, most of which are covered by insurance. The Company believes these suits will not, in the aggregate, have a material adverse effect upon the Company.

Items 2-5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

           (a) Exhibits:

               4.1 Indenture dated July 9, 2002, Collaterized Debt Obligations among LNR CDO 2002-1 Ltd., issuer and LNR CDO 2002-1 Corporation, co-issuer and LaSalle Bank National Association, trustee.

               10.1 Seller Transfer Agreement dated July 9, 2002, among Delaware Securities Holdings, Inc., as sponsor, Delaware Bonds Holdings, Inc., as seller and Debi Equity, Inc., as depositor.

           (b) Reports on Form 8-K:

                     During the third quarter of 2002, the Company filed a report on Form 8-K on June 3, 2002 to disclose under Item 9 its proposal to securitize commercial mortgage-backed securities with a current principal amount of approximately $800 million, of which approximately $416 million of these securities would be offered for sale as collateralized debt obligations.

                     Also during the third quarter of 2002, the Company filed a report on Form 8-K on July 28, 2002 to disclose under Item 1 changes in control of the Company resulting from the death of Leonard Miller, the Company's controlling shareholder.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

     Signature and Title                                 Date
     -------------------                                 ----

/s/ Shelly Rubin                                    October 15, 2002
---------------------------
Shelly Rubin
Vice President; Chief Financial Officer
(Principal Financial Officer)

CERTIFICATIONS:

I, Steven J. Saiontz, Chief Executive Officer, certify that:

1) I have reviewed this quarterly report on Form 10-Q of LNR Property Corporation for the period ending August 31, 2002;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   October 15, 2002

                                             /s/ Steven J. Saiontz
                                             --------------------------
                                             Steven J. Saiontz
                                             Chief Executive Officer

CERTIFICATIONS:

I, Jeffrey P. Krasnoff, President; certify that:

1) I have reviewed this quarterly report on Form 10-Q of LNR Property Corporation for the period ending August 31, 2002;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   October 15, 2002
                                  /s/ Jeffrey P. Krasnoff
                                  --------------------------
                                  Jeffrey P. Krasnoff
                                  President

CERTIFICATIONS:

I, Shelly Rubin, Vice President; Chief Financial Officer (Principal Financial Officer), certify that:

1) I have reviewed this quarterly report on Form 10-Q of LNR Property Corporation for the period ending August 31, 2002;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   October 15, 2002
                                    /s/ Shelly Rubin
                                    --------------------------
                                    Shelly Rubin
                                    Vice President; Chief Financial Officer
                                    (Principal Financial Officer)

                                 Exhibit Index

Ex #                          Exhibit Description

4.1    Indenture dated July 9, 2002, Collaterized Debt Obligations among
       LNR CDO 2002-1 Ltd., issuer and LNR CDO 2002-1 Corporation, co-issuer and LaSalle Bank National Association, trustee.

10.1 Seller Transfer Agreement dated July 9, 2002, among Delaware Securities Holdings, Inc., as sponsor, Delaware Bonds Holdings, Inc., as seller and Debi Equity, Inc., as depositor.