Form 10-K
period 2002-11-30
LNR PROPERTY CORP
filed 2003-02-27
CIK 1043044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2002

Commission file number 1-13223

LNR Property Corporation

(Exact name of registrant as specified in its charter)

Delaware	65-0777234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Washington Avenue, Suite 800, Miami Beach, Florida 33139

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code) (305) 695-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢ per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of February 14, 2003, 21,927,435 shares of common stock and 9,783,768 shares of Class B common stock (which can be converted into common stock) were outstanding. Of the total shares outstanding, 20,524,909 shares of common stock and 45,938 shares of Class B common stock, having a combined aggregate market value (assuming the Class B shares were converted) on that date of $684,392,080 were held by non-affiliates of the registrant.

Documents Incorporated by Reference Into this Report	Part of Form 10-K Into Which this Document is Incorporated
LNR Property Corporation 2003 Proxy Statement	Part III

PART I

SOME OF THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K ARE “FORWARD LOOKING STATEMENTS” AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. GENERALLY, THE WORDS “BELIEVE,” “EXPECT,” “INTEND,” “ANTICIPATE,” “WILL,” “MAY” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K INCLUDE, BUT ARE NOT LIMITED TO (I) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH THE COMPANY OWNS PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY THE COMPANY ARE LOCATED, (II) INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (III) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (IV) CHANGES IN INTEREST RATES, (V) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES, (VI) CHANGES IN AVAILABILITY OF CAPITAL OR THE TERMS ON WHICH IT IS AVAILABLE, (VII) CHANGES IN AVAILABILITY OF QUALIFIED PERSONNEL AND (VIII) CHANGES IN GOVERNMENT REGULATIONS, INCLUDING, WITHOUT LIMITATION, ENVIRONMENTAL REGULATIONS.

Item 1.    Business.

Overview

LNR Property Corporation and subsidiaries (the “Company”) is a real estate investment, finance and management company, which structures and makes real estate and real estate related investments and, through its expertise in developing and managing properties and working out underperforming and non-performing commercial loans, seeks to enhance the value of those investments.

Our real estate investment activities include:

•	Real Estate Properties: acquiring, developing, repositioning, managing and selling commercial and multi-family residential real estate.

•	Real Estate Loans: investing in high-yielding real estate loans and acquiring at a discount portfolios of loans backed by commercial or multi-family residential real estate.

•	Real Estate Securities: investing in unrated and non-investment grade rated commercial mortgage backed securities (“CMBS”) as to which we have the right to be special servicer (i.e., to oversee workouts of underperforming and non-performing loans).

History

Lennar Corporation (“Lennar”), one of the nation’s largest homebuilders, began developing, owning and managing commercial and multi-family residential real estate in 1969. In June 1997, Lennar formed our Company to separate Lennar’s real estate investment, finance and management business from its homebuilding business. On October 31, 1997, Lennar distributed our stock to Lennar’s stockholders in a tax-free spin-off (the “Spin-off”).

Relationship with Lennar Corporation

In connection with the Spin-off, we agreed that until December 2002, we would not engage in homebuilding or related activities (other than purchasing securities backed by residential mortgages and providing financing to homebuilders or land developers) and Lennar agreed that until December 2002, it would not engage in various activities in which we were engaged at the time of the Spin-off (which is most of the principal activities in which we are currently engaged). The delineation between what we could do and what Lennar could do has helped our two companies work cooperatively in partnerships and other joint endeavors. Since we have no current intention of becoming involved in the types of activities in which Lennar engages (primarily related to homebuilding or related activities) and the delineation has been beneficial, our Board and Lennar’s Board are considering having both companies enter into a new agreement regarding our respective activities similar to the one that expired in December 2002.

We and Lennar are separate publicly-traded companies and neither of us has any financial interest in the other except for partnerships in which we both have investments. Stuart Miller, the Chairman of our Board of Directors and the President and Chief Executive Officer of Lennar, is the sole director and officer of a family-owned corporation which owns stock that gives it voting control of both companies. A Transaction Review Committee, which is entirely comprised of members of our Board who are not directors, officers or employees of Lennar, approves any significant transactions between us and Lennar or any of its subsidiaries.

For information about our partnerships with Lennar, see “Partnerships with Lennar” in Item 1.

Investment Strategy

Our investment and growth strategy focuses on opportunities both in the United States and Europe in the commercial real estate markets. We adjust our investment focus from time to time to adapt to changes in markets and phases of the real estate cycle, and to take advantage of market inefficiencies. As such, we do not have specific policies as to the type of real estate related assets we will acquire, the percentage of our assets we will invest in particular types of real estate related assets or the percentage of the interests in particular entities we will acquire. Instead, we review, at least monthly, the types of real estate related investment opportunities which may at that time be available, the market factors which may affect various types of real estate related investments (including the likelihood of changes in interest rates or availability of investment capital) and other factors which may affect the attractiveness of particular investment opportunities.

We will typically not make an investment unless we have control or significant influence over the development and implementation of the strategy for managing risk and enhancing the value of the underlying assets. We look to invest where we can utilize our expertise to manage risk and to add value by increasing recurring cash flows and optimizing asset values.

Because our business activities contain elements of market risk, our investment strategy is designed to minimize these risks. We have a unique platform to evaluate, monitor and control risk through our exhaustive due diligence program, our disciplined hands-on approach to managing the underlying assets, and by remaining balance sheet focused.

Due Diligence Process

We perform extensive due diligence before making any investment in order to evaluate investment risks and opportunities and see whether we will be able to use our skills to enhance the value of the investment. Our formalized procedures enable our professionals to efficiently conduct due diligence on a wide array of potential investments and this exhaustive, methodical due diligence process is strictly adhered to across each of our business segments. While the discipline is the same for every asset, the significance of this process is particularly evident when an acquisition involves a large pool of assets. For example, in CMBS, where a transaction often involves over $1 billion of collateral and a pool of several hundred loans secured by real estate properties, we, among other things, (i) visit each underlying property and at least three other comparable properties in the same sub-market; (ii) project anticipated cash flows from the properties based on leases in place, market information and extensive internal knowledge; (iii) arrive at an independent value for each property; (iv) review all loan documents and any third party reports such as appraisals and environmental reports; (v) evaluate the borrower and its likely ability to make all required loan payments; (vi) re-underwrite the loan and the expected cash flows from the loan; (vii) model the resultant anticipated bond class cash flows; (viii) require the sponsor to remove from the pool individual loans which do not meet our investment standards; and (ix) formally present findings to senior management prior to approval of any investment. Due diligence is conducted by trained associates who have expertise in each asset’s specific market or geography and who posses extensive workout skills.

Hands-on Management Process

In the past decade, we have invested in properties, loans and securities with a total underlying real estate value of more than $120 billion. After investments are made, we constantly monitor our investments and oversee the value-enhancement process in an effort to ensure that every asset performs in accordance with our underwriting assumptions and is appropriately accounted for. We undertake a comprehensive asset and market review prior to each asset disposition, which is similar to our acquisition process, and attempt to ensure that each sale is correctly priced and timed to achieve optimal values. Careful, timely dispositions are critical to our value-enhancement strategy and our efforts to keep our assets deployed in areas that offer the greatest opportunities.

Because of our extensive experience since the early 1990’s in turning around distressed and underperforming assets, we have a reputation as a leading commercial real estate workout specialist. For the past decade, we have applied a disciplined approach to value-enhancement and have improved the cash flows from dozens of portfolios that we and our partners bought at significant discounts to face value. In addition, we have worked out thousands of loans that have gone into default, returning them to performing status, resolving them through payoffs or enhancing the underlying foreclosed properties before sale. A combination of experience, disciplined methodologies, state-of-the-art systems and advanced warning through our proprietary surveillance and shadow servicing programs enable us to seek to reduce risk and ultimately realize the optimal value from our investments. The major rating agencies rate the capabilities of CMBS special servicers and have recognized our abilities by assigning us their highest ratings.

Balance Sheet Focus

We believe that managing a prudent, conservative balance sheet establishes a strong foundation for future growth through all phases of the real estate cycle. We focus on methodically diversifying our investments in terms of property type, geography and position in the capital structure, while recycling operating cash flow and proceeds from the sale of matured assets to enhance our financial position.

We finance our investment and growth strategies with cash flow generated from operations and with borrowings obtained under credit facilities or other financing arrangements. We focus on diversifying our capital structure and financing sources, matching the maturities of our debt with the expected lives of our assets, managing our liabilities in the proper proportion to our stated equity, retaining our earnings, and maintaining adequate levels of liquidity.

Our approach to managing interest rate risk is based primarily on match funding, with the objective that variable-rate assets be primarily financed by variable-rate liabilities and fixed-rate assets be primarily financed by fixed-rate liabilities. To the extent that we have fixed-rate assets financed with variable-rate debt, we periodically enter into interest rate swaps, to manage our interest costs and hedge against risks associated with changing interest rates. We also periodically enter into interest rate swaps to manage the risk associated with unpredictable changes in asset values related to movements in interest rates on our fixed-rate CMBS.

At November 30, 2002 our total assets by business segment consist of the following (dollars in millions):

Total Assets—$2.8 billion(1)

(1)	Includes fair value write-up on CMBS of $213 million at November 30, 2002.

Real Estate Properties

We engage in the acquisition, development, repositioning, management and sale of commercial and residential multi-family rental real estate throughout the United States and Europe.

The management process for every real estate property we own or operate is carried out in accordance with a five-year strategic business plan, comprehensive annual budgets, weekly asset manager meetings and monthly focus reports. In most instances, we leverage our management team by employing local experts to perform on-site management, leasing, maintenance and development activities. Over the years, we have established relationships with a large network of these experts across the country. We often partner with developers to direct the development and repositioning of the properties. In these instances, our associates closely supervise the operation of the properties and the activities of the outside management companies and developers.

Market-rate Properties

At November 30, 2002, our domestic real estate market-rate property portfolio, which includes stabilized properties and properties in various stages of development, repositioning and/or lease-up, included:

Type	Number of Properties	Square Feet/ Units/ Rooms
Apartment communities	3	1,500 units
Office buildings	21	4.8 million square feet
Industrial/warehouse facilities	3	1.3 million square feet
Hotels	9	2,100 rooms
Retail centers	7	1.4 million square feet
Land:
Leased	21	1.6 million square feet (36 acres)
Other	—	530 acres

Apartment Communities

Our three apartment communities range in size from 430 to 536 units. Two are located in Texas and one is located in Georgia.

Office Buildings

Our 21 office buildings range from one to 36 stories and have an aggregate of 4.8 million square feet of office space. Nine of the office buildings are in California, three are in Florida, two each are in Georgia, Louisiana, and North Carolina, and one is in each of Texas, Utah and Virginia.

Industrial/Warehouse Facilities

Our three industrial/warehouse facilities range from 203,000 square feet to 747,000 square feet of floor space. These industrial facilities are all located in California.

Hotels

Our nine hotels have or will have a total of 2,100 rooms. Six of the hotels, representing 1,200 rooms, are stabilized and carry the name of a national chain. The other three hotels have not yet reached stabilized occupancy, are under development or are being repositioned.

Retail Centers

The retail centers in our portfolio include: (i) two small neighborhood retail centers (sometimes referred to as “strip centers”), with 30,000 square feet and 70,000 square feet of store space, as well as parking areas and public areas, (ii) four larger regional retail centers, with 60,000 square feet to 970,000 square feet of store space and (iii) one single-tenant property with 14,000 square feet. One of the small retail centers and the single-tenant property are located in Florida. The other small retail center is located in Indiana. Of the regional retail centers, three are in California, and one is in Louisiana.

Land

In addition to our operating properties, we own commercially zoned land, 1.6 million square feet of which is leased to others under long-term ground leases and 530 acres of which will be used for specific development opportunities or sold.

We maintain a program of liability, property loss and damage and other insurance which covers all of our properties and which we believe is adequate to protect us against all reasonably foreseeable material insurable risks.

Affordable Housing Communities

During 1998, we entered the business of owning, developing and syndicating multi-family and senior housing residential communities which qualify for Low-Income Housing Tax Credits (“affordable housing communities”). We did this by acquiring a group of entities, or partnership interests in entities, known as the Affordable Housing Group (“AHG”). Initially, our strategy was to retain the tax credits generated through owning the majority of the interests in the affordable housing communities and using those credits to reduce our overall effective tax rate. However, the demand for credits has since increased significantly and we found we could generate higher returns on our investments by selling the credits instead of holding them. Accordingly, we have shifted our strategy away from owning the majority of the interests in the affordable housing communities toward syndicating such interests. After a syndication, we continue to hold a small interest (typically ranging from less than 1% to 10%) in the partnerships that were syndicated and continue to manage the communities, for which we earn management fees. As a result of the shift in strategy, we expect our total investment in affordable housing communities, as well as the amount of tax credits we hold and utilize to reduce our tax rate, to decline in future years.

As of November 30, 2002, we had direct or indirect ownership interests through partnership arrangements in approximately 9,700 affordable housing apartment units, ranging in size from 20 to 436 units in 82 communities. The apartment communities are located across the U.S. Approximately 90% of the affordable housing communities were constructed by AHG or under its supervision. AHG acquired the other affordable housing communities after they were completed.

Europe

In 2002, we entered the European commercial real estate market through the formation of a strategic partnership with CDC Ixis Capital Markets (ICM). ICM is a subsidiary of Caisse des Depots et Consignations of France, a AAA-rated global financial institution that is one of the largest investors in Europe. Our initial investment together was in a partnership which owns over 400 stabilized commercial real estate properties located throughout France. Our total investment in Europe, including our investment in one CMBS transaction, was $81.2 million at November 30, 2002.

Partnerships With Lennar

Lennar Land Partners

Before the Spin-off, we, along with Lennar, transferred to a general partnership, which is 50% owned by us and 50% owned by Lennar, parcels of land or interests in land and other assets which had a total book value on Lennar’s books at October 31, 1997 of approximately $372.4 million. Although we, and Lennar, each have our own management teams and our own public shareholders, Stuart Miller, who is the President and Chief Executive Officer of Lennar and our Chairman of the Board (but not our Chief Executive Officer), has voting control of both us and Lennar. In 1999, certain assets and liabilities of this land partnership were contributed at net book value to a second general partnership and we, along with Lennar, received 50% general partnership interests in the second partnership. The two partnerships are collectively referred to as Lennar Land Partners (“LLP”). The land was originally acquired by Lennar primarily to be used for residential home development. The parcels of land or interests in land we contributed had been contributed to us by Lennar so we could contribute them to LLP and receive a 50% interest in LLP. Today, LLP is engaged in the acquisition, development and sale of land and the development and sale of homes. From November 1, 1997 through November 30, 2002, LLP had land sale revenues of $1,007.2 million, of which $502.7 million was from sales to Lennar and $12.4 million was from sales to us. During that period, LLP acquired 9,760 additional home sites, primarily through partnership arrangements. At November 30, 2002, LLP’s land consisted of 7,772 potential home sites in 14 communities, of which 9 communities with 3,984 potential home sites are in Florida, 2 communities with 519 potential home sites are in Texas and 3 communities with 3,269 potential home sites are in California. Approximately 5% of the land was developed and ready to be built upon, 36% of the land was in various stages of development and 59% of the land was totally undeveloped. LLP recently began to develop and sell homes, and recorded $27.6 million of revenue from the sale of homes in 2002 to third party homebuyers.

When Lennar contributed land to us and to LLP in 1997, Lennar retained options to purchase up to approximately 22% of the contributed land at pre-established prices. Through November 1999, almost all the options relative to the originally contributed land had either been exercised or terminated. On November 30,

1999, Lennar obtained options from LLP to purchase an additional 6,300 home sites at prices we agreed to. The agreement also provided for additional options to Lennar as additional home sites were developed by LLP. Since then, additional home sites became available and Lennar obtained options relating to an additional 3,200 home sites. At November 30, 2002, Lennar still had options to purchase 2,600 home sites. The remaining land is available for sale to independent homebuilders or to Lennar at prices determined from time to time, which, as is discussed below, we must approve.

LLP has an agreement with Lennar under which Lennar, for a fee, administers all day-to-day activities of LLP, including overseeing planning and development of properties and overseeing sales of land to Lennar and other builders. In addition, LLP has an agreement with Lennar under which Lennar is the general contractor for homes built and sold by LLP and receives a fee for the general contractor services.

LLP is governed by an Executive Committee consisting of both our and Lennar’s representatives, with Lennar’s representatives and our representatives each having in total one vote. This, in effect, gives us and Lennar each a veto with regard to matters presented to LLP’s Executive Committee. Our by-laws require that all significant decisions relating to LLP be approved by a Transaction Review Committee, which is entirely comprised of members of our Board who are not directors, officers or employees of Lennar.

Lennar may, but is under no obligation to, offer additional properties to LLP. Lennar is free to acquire properties for itself without any consideration of whether those properties might have been appropriate for LLP. We are, in effect, able to veto any proposals that LLP acquire properties proposed by Lennar. Arrangements with regard to particular properties might include, (i) options to Lennar to purchase all or portions of properties, (ii) rights of first refusal for Lennar to acquire lots if other builders propose to acquire them, or (iii) buy/sell arrangements under which, if Lennar wanted to purchase lots on which it did not have an option, it would propose a purchase price and we would have the option to approve the sale to Lennar at that price or to purchase the lots for that price (probably in order to resell them to someone who would be willing to pay a higher price).

We have acquired and may continue to seek to acquire commercial portions of properties owned or acquired by LLP or options relating to them. Lennar can, if it wants to do so, veto acquisitions by us.

Our unconsolidated investment in LLP, accounted for by the equity method, was $46.1 million at November 30, 2002. LLP’s total assets and liabilities on a combined 100% basis were $234.2 million and $142.0 million, respectively, as of November 30, 2002.

The debt of LLP is non-recourse to us, with the exception of one $1.9 million guarantee. However, one of our subsidiaries, which holds our general partner interests in LLP, could be liable as a general partner for LLP’s debt. That subsidiary has essentially no assets other than the general partner interests in LLP. Along with Lennar, we provide limited maintenance guarantees on $35.3 million of LLP’s debt. These limited guarantees only apply if the fair value of the collateral (generally land and improvements thereto) is less than a specified multiple of the loan balance and LLP does not have the ability to paydown the loan balance to the appropriate level. We have also provided debt service guarantees which only apply if the partnership defaults on its loan arrangements. If we are required to make a payment under these guarantees, the payment would be accounted for as a capital contribution to the partnership and increase our share of capital distributed upon the dissolution of the partnership.

Other Partnerships

We have joint ventured with Lennar in a number of other projects which require both residential and commercial expertise. Our by-laws require that all significant decisions relating to these ventures be approved by a Transaction Review Committee, which is entirely comprised of members of our Board who are not directors, officers or employees of Lennar. These unconsolidated investments, which are accounted for by the equity method, include:

•	The redevelopment of two closed military facilities in California, as the federal government moves to put these into the hands of public/private partnerships. These facilities are being converted to master planned communities including housing, office, industrial/warehouse, retail, entertainment, etc.

•	The development and disposition of approximately 585 acres of commercial and residential land in Carlsbad, California, of which 429 acres remained at November 30, 2002.

•	The development of 240 residential condominiums within a mixed-use project in San Francisco, California.

The debt in these partnerships is non-recourse to us, except for $7.3 million of guarantees.

Our total investment in partnerships with Lennar (including LLP) at November 30, 2002 was $81.6 million. Total assets and liabilities of the partnerships were $345.0 million and $186.7 million, respectively, at November 30, 2002. The debt in these partnerships is non-recourse to us, except for the guarantees discussed above.

Real Estate Loans

High Yielding Real Estate Loans

At November 30, 2002, our real estate loan portfolio consisted of:

Type of Loan	Principal Amount of Loans
(In thousands)
B-notes	$380,403
Other first mortgage loans	34,838
Mezzanine loans	24,651

Total	$439,892

B-notes

We invest in structured junior loan participations in institutional quality short- to medium-term variable-rate real estate loans (“B-notes”). We work with leading financial institutions in underwriting and structuring these loans. The senior participations are securitized in many cases by the financial institutions. We are designated as the special servicer for both the securitizations and the junior loan participations, which allows us to provide asset management and resolution services with respect to these loans. As special servicer, we have the authority to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. To date, we have not experienced any delinquencies in our B-note portfolio. We had $380.4 million of outstanding principal amount of these investments at November 30, 2002, of which $307.7 million represented participations in first mortgage loans and $72.7 million represented participations in mezzanine loans.

Other First Mortgage Loans

We invest in fixed- and variable-rate first mortgage loans secured by commercial and multi-family residential real estate properties. Some of these loans represent short-term seller financing provided by us upon the sale of our operating properties.

Mezzanine Loans

Our mezzanine loans are typically made to developers or builders of residential communities and owners of stabilized operating properties. These loans are usually subordinate to construction loans or other first mortgage loans and often provide us, in addition to interest income, participations in profits after the developers, builders or owners have achieved specified financial targets.

The types of real estate loans and collateral held by us at November 30, 2002, follows:

Type of Property	B-notes	Other First Mortgage Loans	Mezzanine Loans	Total Principal Amount
	(In thousands)
Office buildings	$175,318	18,575	—	193,893
Hotels	70,435	—	—	70,435
Retail centers	38,674	12,190	—	50,864
Apartment communities	28,600	2,996	9,426	41,022
Mixed-use properties	34,500	—	—	34,500
Industrial/warehouse facilities	18,122	—	—	18,122
Convention centers	14,600	—	—	14,600
Residential development and other	154	1,077	15,225	16,456

Total	$380,403	34,838	24,651	439,892

The states in which the properties securing our real estate loans were located, follows:

Type of State	B-notes	Other First Mortgage Loans	Mezzanine Loans	Total Principal Amount
	(In thousands)
California	$98,413	2,000	16,834	117,247
New York	87,439	—	—	87,439
Illinois	37,017	—	—	37,017
Massachusetts	34,500	—	—	34,500
Texas	17,319	—	7,817	25,136
Georgia	23,913	—	—	23,913
Tennessee	7,769	13,668	—	21,437
Florida	15,758	1,077	—	16,835
Michigan	15,952	—	—	15,952
Arizona	—	15,097	—	15,097
Virginia	14,600	—	—	14,600
Missouri	10,286	—	—	10,286
Minnesota	9,290	—	—	9,290
Oregon	—	2,996	—	2,996
Ohio	2,439	—	—	2,439
Kentucky	1,685	—	—	1,685
Nevada	1,599	—	—	1,599
North Carolina	1,283	—	—	1,283
Wisconsin	761	—	—	761
Alabama	380	—	—	380

Total	$380,403	34,838	24,651	439,892

Discounted Portfolios of Commercial Mortgage Loans

In the early 1990’s, we acquired in partnership with financial institutions or real estate funds, portfolios of non-performing commercial mortgage loans and related pools of owned real estate assets in the United States. Through these partnerships we purchased and handled the workout activities relating to over $5 billion face amount of these distressed commercial assets.

In each of the partnerships, one of our subsidiaries acts as the managing general partner and conducts the business of the partnership. We earn management fees and asset disposition fees from the partnerships and have carried interests in cash flow and sales proceeds once the partners have recovered their capital and achieved specified returns. Our original investments ranged from 15% to 50% of the partnerships’ capital and totaled $165 million, out of a total of $684 million invested in the partnerships. By November 30, 2002, the partnerships had distributed a total of $1.4 billion to the partners, of which $418.5 million had been distributed to us. We also received management and asset disposition fees totaling approximately $66.0 million. As the domestic real estate markets strengthened in the mid to late 1990’s, substantially fewer large real estate portfolios became available at what we viewed as attractive prices. We have not, since August 1996, participated in a partnership which acquired a portfolio of non-performing real estate assets in the United States. Today, most of the assets from these domestic portfolios have been liquidated.

Beginning in late 1997, we entered into several partnerships to acquire portfolios of non-performing commercial mortgage loans in Japan. In April 2000, we sold our interests in these Japanese real estate loan portfolios and realized a pre-tax gain on sale of $20.3 million.

Our principal activity with respect to distressed portfolios is to manage the workout of non-performing loans, including negotiating new or modified financing terms and foreclosing on defaulted loans. The assets generally are held only as long as required to enhance their value and prepare them for sale. We believe our workout and property rehabilitation skills are the principal reasons financial institutions have sought us as a partner in acquiring portfolios of distressed assets and have given us workout rights for assets held by the partnerships.

Debt financing for partnerships’ acquisitions of real estate related asset portfolios has usually been on a non-recourse basis and with no guarantees by us or any other of the partners. In some cases, the lender must be repaid in full before a partnership can make cash distributions to us and our partners.

Real Estate Securities

Investments in CMBS

As a further use of our loan and real estate workout capabilities, we acquire unrated and non-investment grade rated subordinated CMBS and provide “special servicing” (see below) for the mortgage pools to which they relate. CMBS are securities backed by loans on commercial and multi-family residential real estate properties and possess many of the characteristics of large portfolios of performing loans. Default risk is spread over large, diverse portfolios of assets so that no single default has a significant effect on the overall performance of the portfolio. Furthermore, results can be influenced by the success of the special servicer, who attempts to ensure that all principal and interest payments are collected. However, securities representing interests in a CMBS pool are usually issued in series with varying levels of seniority, and generally provide that no principal may be paid with regard to a series until all senior series have been paid in full. Because of that, different series representing interests in the same pool typically will have different credit ratings. We invest only in the most junior, or nearly the most junior series, which generally do not receive principal payments until much of the mortgage debt underlying the CMBS has been paid and disbursed to holders of more senior series.

CMBS differ from other asset-backed securities in that CMBS investors have the ability to perform detailed due diligence on each individual component of the underlying collateral (to determine its ability to pay off the CMBS bonds) and the holders of the most junior series have the right to select the special servicer responsible for ensuring that the loans perform properly. We only invest when we can perform detailed due diligence on the properties securing the mortgages in the pool being securitized and can select ourself as the special servicer. Special servicing is the business of managing and working out the problem assets in a pool of commercial mortgage loans or other assets. For example, when a mortgage loan in a securitized pool goes into default, the special servicer negotiates with the borrower on behalf of the pool to resolve the situation. We use, as special servicer, essentially the same workout skills we apply with regard to distressed asset portfolios.

Because the holders of the unrated CMBS receive everything that is collected after the more senior levels of CMBS have been paid in full, we and other holders of unrated CMBS are the principal beneficiaries of increased collections, particularly since these bonds are purchased at significant discounts. Therefore, ownership of the unrated CMBS gives us an opportunity to profit from our special servicing activities in addition to receiving fees for being the special servicer.

In addition to purchasing the unrated bonds, we also purchase non-investment grade rated securities, but again only when we are the special servicer. Rated bonds also provide an excellent risk-adjusted return as we receive a yield on these securities based on the stated interest and accretion of the purchase discount. As an added benefit of our work as special servicer, ratings are sometimes upgraded by the rating agencies if the performance of the pool exceeds initial expectations. This increases their market values and gives us an opportunity to achieve gains on the sale of the securities, as well as receiving the stated interest while we hold them. Therefore, purchases of non-investment grade rated subordinated securities, like purchases of unrated securities, are a means for us to profit from our workout skills.

Fitch IBCA, Inc. and Standard and Poor’s, which rate special servicers of CMBS on the basis of management team, organizational structure, operating history, workout and asset disposition experience and strategies, information systems, investor reporting capabilities and financial resources, have given us their highest servicer ratings. In addition, many in the industry recognize us as the premier special servicer based on our strong track record and experience.

Competition in purchasing unrated and non-investment grade rated subordinated CMBS during the past four years has been limited and, as a result, our purchasing power has been significant. We attribute this limited competition to the need for a significant infrastructure and real estate expertise to properly and efficiently complete the detailed due diligence required to purchase less than investment grade CMBS. In addition, the lower rated bonds are not actively traded. Therefore, they are only suitable for those who can afford to hold them for relatively long periods. The limited competition for unrated and non-investment grade rated subordinated CMBS has given us significant bargaining power with sponsors of CMBS, including the ability to convince sponsors to remove loans from CMBS pools which we believe are too risky.

At November 30, 2002, we have investments in or were entitled to be the special servicer with regard to 103 securitized commercial mortgage pools represented by over 13,600 underlying loans in all 50 states. We have investments in subordinated CMBS related to 86 of these pools. At November 30, 2002, the total face amount of our directly owned portfolio was approximately $2.1 billion with an amortized cost of approximately $0.9 billion, or approximately $1.2 billion of discount. Our fixed-rate portfolio is generating a current cash return of 15% (28% on the unrated bonds).

Particularly in periods of falling interest rates, there often are prepayments of mortgages underlying CMBS; however, most fixed-rate transactions have call protections that make prepayments expensive and difficult. Because we usually purchase CMBS at significant discounts from their face amounts, prepayments, which do occur, increase our yield on invested capital.

Our CMBS investments are collateralized by pools of mortgage loans on commercial and multi-family residential real estate assets located across the country. Concentrations of credit risk with respect to these securities are limited due to the diversity of the underlying loans across geographical areas and diversity among property types.

In 2002, we entered into our first CMBS transaction in Europe, purchasing $8.4 million face value of BB-rated bonds backed by collateral located in the United Kingdom for $5.7 million.

Resecuritizations

We have resecuritized and may continue to resecuritize our non-investment grade CMBS investments in order to realize the value we add to these bonds and to better match our assets and liabilities, reduce our interest rate and refinancing risk, improve our liquidity position and strengthen our financial condition. Over the past several years, we have been acquiring non-investment grade CMBS, and have been able to remove what we consider to be the riskiest assets before the underlying securitizations take place. Utilizing our due diligence expertise to remove risky assets, by re-underwriting each and every property that backs each loan in a transaction, we have been able to add substantial value to the non-investment grade bonds that we buy. In addition, our workout and hands-on real estate expertise as special servicer for each transaction, has enabled these investments to perform exceptionally well. Taking into account the diversification, the quality of the collateral and our involvement in the transaction, rating agencies have rated a significant portion of the face amount of the non-investment grade bonds we resecuritized as investment grade. We can then sell the investment grade bonds to unrelated third parties to realize the added value and to recycle the proceeds to further strengthen our balance sheet.

Madison Square Company LLC

In March 1999, we entered into a venture, Madison Square Company LLC (“Madison”), to acquire approximately $2.2 billion of high yielding real estate related assets (primarily CMBS). The members include an affiliate of Credit Suisse First Boston (“CSFB”), a company controlled by real estate investor Peter Bren and Sun America Life Insurance Co. The members have total equity commitments of $490 million, $125 million of which we provided.

CSFB provided a credit facility to fund up to $1.76 billion of financing to the venture, which is non-recourse to the members.

At November 30, 2002, our investment in the venture was approximately $95.8 million, representing a 25.8% ownership interest. We maintain a significant ongoing role in the venture, for which we earn fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services. We also have an effective veto on Madison’s investment decisions.

Competition

In virtually all aspects of our activities, we compete with a variety of public and private real estate development companies, real estate investment trusts, investment firms, investment funds, financial institutions and others. The principal area of competition is for the purchase of real estate assets and securities at prices which we believe will enable us to achieve our desired risk-adjusted returns.

We believe that our access to investment opportunities through our relationships and presence in markets across the country and Europe, our access to capital for real estate assets, our ability to quickly underwrite and evaluate those opportunities and our expertise in real estate workout and management help us to compete effectively in the purchase of those types of assets. In addition, our experience in adding value to real estate assets and our top rating as a special servicer to CMBS transactions often attract firms which have access to appealing investment opportunities but who do not have our expertise.

We believe it is an opportune time for us to expand our franchise into Europe as there is little competition there with the specific value-add real estate and asset management expertise that we have. We see opportunity there in the private to public migration of real estate, and there is an emerging CMBS and B-note business in the European financial markets.

Competitive conditions relating to office buildings, apartment communities, industrial/warehouse facilities, hotels and retail centers owned or operated by us vary depending on the locations of particular properties. Most often these facilities compete for tenants or other occupants based on their locations, the facilities provided and the pricing of the leases or room rates. Although general economic conditions continued to weaken in 2002, occupancies remained stable in many of our markets, which helped to reduce the effects of competition on existing properties.

We are not a significant national competitor with regard to any of the properties we own. We are a significant national participant in the market for unrated and non-investment grade rated subordinated CMBS.

Investment Company Act

We intend to conduct our business at all times so as not to become regulated as an investment company under the Investment Company Act of 1940. Accordingly, we do not expect to be subject to the restrictive provisions of the Investment Company Act. Under the Investment Company Act, an investment company is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. The Investment Company Act exempts, among others, entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under the current interpretation of the staff of the Securities and Exchange Commission, to qualify for this exemption, the entity must maintain at least 55% of its assets in Qualifying Interests, and maintain an additional 25% in Qualifying Interests or other real estate related assets. Our investments in real estate and mortgage loans generally constitute Qualifying Interests and we believe our investments in subordinated CMBS constitute Qualifying Interests when we have the right, as special servicer, to foreclose upon properties which secure loans that back the CMBS and to take the other actions a special servicer may take in connection with defaulted loans. Analysis of our assets at November 30, 2002 indicated that (i) more than 55% of our assets were Qualifying Interests and (ii) more than 80% of our assets were Qualifying Interests and other real estate related assets. Therefore, we qualify for this exemption. If, however, due to a change in our assets, or a change in the value of particular assets, we were to become an investment company which is not exempt from the Investment Company Act, either we would have to restructure our assets so we would not be subject to the Investment Company Act, or we would have to change materially the way we conduct our activities. Either of these changes could require us to sell substantial portions of our assets at a time we might not otherwise want to do so, and we could incur significant losses as a result. Further, in order to avoid becoming subject to the requirements of the Investment Company Act, we may be required at times to forego investments we would like to make or otherwise to act in a manner other than that which we believe would maximize our earnings.

Regulation

Commercial properties we own or partnerships in which we participate must comply with a variety of state and local regulations relating to, among other things, zoning, treatment of waste, construction materials which must be used and some aspects of building design.

In our loan workout activities, we sometimes are required to comply with federal and state laws designed to protect debtors against overbearing loan collection techniques. However, most laws of this type apply to consumer level loans (including home mortgages), but do not apply to commercial loans.

Our hotels have to be licensed to conduct various aspects of their businesses, including sales of alcoholic beverages.

Employees

At November 30, 2002, we had 514 full time and 4 part time employees, of whom 10 were senior management, 83 were corporate staff, 316 were engaged in asset acquisitions, loan workouts and rehabilitation and disposition of properties, and 109 were hotel personnel.

None of our employees are represented by a union. We believe our relationships with our employees are good.

Some Things Which Could Adversely Affect Us

Virtually all of our assets are interests in real estate properties or in financial instruments which are directly or indirectly secured by real estate properties. Because of that, there are some market-driven factors which can significantly affect us, our results of operations and the value of our assets.

We could be affected by changes in real estate markets.

Prices of real estate, and in particular commercial real estate, tend to fluctuate significantly over time. To some extent this is due to changes in interest rates. However, it can also result from changes in economic conditions, either internationally, nationally or regionally, which affect demand for commercial space, excess capacity created by over-building, changes in tax laws or environmental laws and a variety of other factors. Historically, we have looked upon weak real estate markets as opportunities to acquire at low cost properties which we can enhance and sell when real estate markets strengthen. However, as our portfolio of real estate properties and real estate related securities has increased, we have become increasingly vulnerable to the negative effect weak real estate markets could have on the values of assets we already hold.

Weak real estate markets also increase the likelihood of defaults on mortgages, and make it more difficult to sell foreclosed properties for at least the amounts owed on the mortgages they secure. An increase in the rate of mortgage defaults could affect amounts we can realize on the mortgage loans and CMBS we hold.

Beginning in mid-2002, there has been a substantial increase in vacant commercial space (including office and retail space) and vacant multi-family residential apartments in a number of cities, including several in which we own properties or in which we have properties securing mortgage loans or CMBS in which we own interests. Weakness in commercial properties and apartment rentals (i) can reduce our operating income from properties we own, (ii) can adversely affect mortgagees’ abilities to make required payments with regard to mortgages underlying B-notes or CMBS in which we own interests, and (iii) could reduce the price at which properties we own can be sold. To date, the sale value of commercial and multi-family residential properties does not appear to have been significantly affected by the weakened rental markets, in part because of low interest rates, which have reduced expenses of operating properties and have reduced the yields potential purchasers of properties are seeking. However, prolonged weakness in the rental markets could have a significant negative impact on us.

We are sensitive to changes in interest rates.

Most financial instruments we own bear interest at fixed rates, or derive their value from mortgages or other instruments which bear interest at fixed rates. The values of fixed-rate financial instruments are affected significantly by changes in market interest rates (generally falling when market interest rates are high and increasing when market interest rates are low). Further, the value of real estate itself tends to be significantly affected by changes in interest rates, generally increasing when interest rates are low and declining when interest rates are high. Because we invest in financial instruments with an intention to hold some of them at least for most of their lives, and invest in real estate properties with the intention of holding them long enough to enhance their value by developing or repositioning them, our ability to achieve our investment goals is not substantially affected by short-term changes in interest rates. Further, we try to prevent short-term changes in interest rates from materially affecting our financial statements by purchasing derivatives, such as interest rate swaps, to hedge against interest rate changes. However, relatively long lasting changes in interest rates could significantly affect the value of our assets.

We borrow substantial portions of the funds we invest in our assets. Most of the borrowings bear interest at variable rates, and therefore our actual interest costs are affected by increases or decreases in market interest rates. We minimize exposure to these changes by acquiring interest rate swaps which have the effect of converting our variable-rate obligations into fixed-rate obligations. However, we continue to be exposed to risks of interest rate changes to the extent that our hedges do not cover all of our borrowings or to the extent counterparties to interest rate swaps might become unable to meet their obligations to us.

We may have difficulty obtaining financing.

Weak real estate markets not only affect the prices for which real estate properties can be purchased or sold, but they also affect the availability of financing for real estate investments. During weak real estate markets, lenders are reluctant to make or to renew loans secured by real estate or real estate related securities. Therefore, even if we would like to be purchasing properties or real estate related securities during weak markets, we may have difficulty obtaining the funds with which to do this.

We may have difficulty disposing of assets when we have to do so.

Our basic investment strategy is to hold real estate assets until we believe it is an optimal time to sell them. Normally, this will be during relatively strong real estate markets. However, factors beyond our control could make it necessary for us to dispose of real estate properties or real estate related securities in a weaker economic environment. For example, we finance many of our CMBS purchases with reverse repurchase obligations which often require that, if the market value of the CMBS falls below specified percentages of the outstanding indebtedness, we must provide additional collateral, reduce the loan balance or liquidate the CMBS position. Therefore, in a period when the market value of our CMBS falls significantly, we could be required (i) to pay down debt with cash flow we need for our business, (ii) to provide additional collateral for the reverse repurchase obligations, or (iii) to sell CMBS at a time when it may be very inopportune for us to do so. Further, markets for many types of real estate related assets are not highly liquid, which can make it particularly difficult to realize acceptable prices when disposing of large quantities of assets during weak markets.

We have controlling stockholders

We have two classes of stock: common stock, which is entitled to one vote per share, and Class B common stock, which is entitled to ten votes per share. Trusts for the benefit of the family of the late Leonard Miller, which includes Stuart Miller, the Chairman of our Board, indirectly own most of the Class B common stock, and Stuart Miller owns almost all the rest of the Class B common stock. Stuart Miller has the power to direct the voting of the Class B common stock owned by the Miller family trusts, and therefore has the power to cast approximately 81.6% of the combined votes that can be cast by the holders of the common stock and the Class B common stock. That gives Mr. Miller the power to elect all our directors and to approve most matters that are presented to our stockholders, even if no other stockholders vote in favor of them. The Miller family’s ownership might discourage someone from making a significant equity investment in us, even if we needed the investment to meet our obligations or to operate our business.

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission (the “SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, through our website, and by responding to requests addressed to our investor relations department, the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is: http://www.lnrproperty.com. The information contained on our website is not part of this document.

Item 2.    Properties.

For information about properties we own for use in our commercial activities, see Item 1.

We maintain our principal executive offices and our Miami operations at 1601 Washington Avenue, Suite 800, Miami Beach, Florida, in a building that we own. We have additional office space for the rest of our operations in various other office buildings we own (1 office) and lease (6 offices).

Item 3.    Legal Proceedings.

We are not subject to any legal proceedings other than suits in the ordinary course of our business, most of which are covered by insurance. We believe these suits will not, individually or in the aggregate, have a material adverse effect upon us.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Security Holder Matters.

Our common stock currently is listed on the New York Stock Exchange under the symbol LNR. The following table sets forth the range of the high and low closing prices reported on the New York Stock Exchange composite tape for each fiscal period indicated.

	High	Low
	2002
First Quarter	$33.80	$28.00
Second Quarter	$38.38	$33.25
Third Quarter	$35.68	$27.75
Fourth Quarter	$36.60	$32.82

	2001
First Quarter	$30.25	$20.63
Second Quarter	$32.85	$25.50
Third Quarter	$35.26	$31.04
Fourth Quarter	$33.45	$26.45

At February 14, 2003, there were approximately 6,300 holders of record of our common stock. During each of the four quarters in 2002 and 2001, we declared and paid cash dividends of $.0125 per common share and $.01125 per Class B common share.

Item 6.    Selected Financial Data.

The following table contains selected consolidated financial information about us. The selected financial data should be read in conjunction with the consolidated financial statements, the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended November 30,
	2002		2001		2000		1999		1998
	(In thousands, except per share amounts)
Results of Operations
Revenues:
Real estate properties	$202,014		211,240		215,828		195,202		149,428
Real estate loans	44,848		52,150		80,507		45,483		43,056
Real estate securities	225,206		214,290		176,435		107,315		58,273

Total revenues	$472,068		477,680		472,770		348,000		250,757

Interest expense	$96,610		110,494		121,487		83,909		53,850
Net earnings	$143,878		135,113		115,871		95,560		73,323
Per share amounts:
Earnings—basic	$4.30		4.05		3.46		2.68		2.04
Earnings—diluted	$4.15		3.87		3.32		2.63		2.02
Cash dividends—common stock	$0.05		0.05		0.05		0.05		0.05
Cash dividends—Class B common stock	$0.045		0.045		0.045		0.045		0.045

Financial Data
EBITDA(1)	$340,414		347,332		329,246		242,964		174,700
Ratio of earnings to fixed charges	3.3	x	2.7	x	2.2	x	2.2	x	2.9	x
Cash flows provided by (used in):
Operating activities	$69,590		115,207		114,113		107,356		87,882
Investing activities	$64,915		(83,143)		(146,269)		(404,415)		(524,946)
Financing activities	$(135,372)		(27,472)		25,555		277,229		431,422

	As of November 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Financial Position
Total assets	$2,834,874	2,836,647	2,348,856	2,283,001	1,743,805
Assets by business segment
Real estate properties	$1,123,214	1,037,098	1,153,608	1,290,149	1,006,621
Real estate loans	$441,652	398,614	314,162	274,694	214,494
Real estate securities	$1,248,709	1,355,923	826,092	640,791	465,514
Total debt	$1,485,464	1,417,207	1,404,374	1,403,401	1,017,199
Stockholders’ equity	$1,126,156	1,119,169	778,444	710,332	618,979
Stockholders’ equity per share	$34.15	32.54	22.75	20.18	17.39
Shares outstanding:
Common stock	23,189	24,445	24,215	25,142	24,852
Class B common stock	9,784	9,949	9,999	10,058	10,748

Total	32,973	34,394	34,214	35,200	35,600

(1)	EBITDA is defined as earnings before interest, taxes, depreciation and amortization and is calculated as follows:

	Years Ended November 30,
	2002	2001	2000	1999	1998
	(In thousands)
Net earnings	$143,878	135,113	115,871	95,560	73,323
Add back:
Income tax expense	69,275	71,230	52,057	35,340	34,223
Interest expense	96,610	110,494	121,487	83,909	53,850
Depreciation expense	24,986	25,267	36,138	27,393	13,014
Amortization expense	5,665	5,228	3,693	762	290

EBITDA	$340,414	347,332	329,246	242,964	174,700

We consider EBITDA a supplemental measure for making decisions and believe it provides relevant information about our operations and our ability to service debt, to make investments and to fund other items as needed and, along with net earnings, is useful in understanding our operating results. Because of the nature of our business, we believe net earnings is the measure of financial performance, calculated in accordance with generally accepted accounting principles, that is most nearly comparable to EBITDA. EBITDA should not be interpreted as an alternative measure of net earnings or cash flows from operating activities, both as determined in accordance with generally accepted accounting principles. Additionally, EBITDA is not necessarily indicative of cash available to fund cash needs. Trends or changes in items excluded from EBITDA (including income tax expense, interest expense, depreciation expense and amortization expense) are not captured in EBITDA. These excluded items must also be considered when assessing or understanding our financial performance. EBITDA as calculated by us may not be comparable to similarly titled measures employed by other companies.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SOME OF THE STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE “FORWARD LOOKING STATEMENTS” AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. GENERALLY, THE WORDS “BELIEVE,” “EXPECT,” “INTEND,” “ANTICIPATE,” “WILL,” “MAY” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD LOOKING STATEMENTS IN THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO (I) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH WE OWN PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY US ARE LOCATED, (II) INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (III) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (IV) CHANGES IN INTEREST RATES, (V) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES, (VI) CHANGES IN AVAILABILITY OF CAPITAL OR THE TERMS ON WHICH IT IS AVAILABLE, (VII) CHANGES IN AVAILABILITY OF QUALIFIED PERSONNEL AND (VIII) CHANGES IN GOVERNMENT REGULATIONS, INCLUDING, WITHOUT LIMITATION, ENVIRONMENTAL REGULATIONS.

OVERVIEW

LNR Property Corporation is a real estate investment, finance and management company. We engage primarily in (i) acquiring, developing, repositioning, managing and selling commercial and multi-family residential real estate properties, (ii) investing in high-yielding real estate loans and acquiring at a discount portfolios of loans backed by commercial or multi-family residential real estate and (iii) investing in unrated and non-investment grade rated commercial mortgage-backed securities (“CMBS”) as to which we have the right to be special servicer (i.e., to oversee workouts of underperforming and non-performing loans). For the following discussion, these businesses are grouped as follows: (a) real estate properties, (b) real estate loans and (c) real estate securities.

The following is a summary of our results of operations for the years ended November 30, 2002, 2001 and 2000 after allocating among the core business segments certain non-corporate general and administrative expenses:

	2002	2001	2000
	(In thousands)
Revenues:
Real estate properties	$202,014	211,240	215,828
Real estate loans	44,848	52,150	80,507
Real estate securities	225,206	214,290	176,435

Total revenues	472,068	477,680	472,770

Operating expenses:
Real estate properties	110,759	114,150	137,296
Real estate loans	5,614	7,399	9,060
Real estate securities	20,590	15,271	11,777
Corporate and other	25,342	24,023	25,222

Total operating expenses	162,305	160,843	183,355

Operating earnings:
Real estate properties	91,255	97,090	78,532
Real estate loans	39,234	44,751	71,447
Real estate securities	204,616	199,019	164,658
Corporate and other	(25,342)	(24,023)	(25,222)

Total operating earnings	309,763	316,837	289,415

Interest expense	96,610	110,494	121,487
Income tax expense	69,275	71,230	52,057

Net earnings	$143,878	135,113	115,871

RESULTS OF OPERATIONS

Year ended November 30, 2002 compared to year ended November 30, 2001

Net earnings for the year ended November 30, 2002 were $143.9 million, a 7% increase over prior year net earnings of $135.1 million. Diluted earnings per share for the year ended November 30, 2002 were $4.15, a 7% increase over prior year diluted earnings per share of $3.87. The increase in earnings was primarily due to (i) a higher level of gains on asset sales primarily due to a $45.6 million pre-tax gain recognized on the sale of non-investment grade CMBS through a resecuritization transaction, (ii) a decrease in interest expense primarily due to lower interest rates, and (iii) an increase in net rents (rental income less cost of rental operations), reflecting the contribution to net rents from our development and repositioned properties which are now stabilized or completed and have tenants that are starting to pay rent. These increases were partially offset by (i) a decrease in equity in earnings of unconsolidated partnerships, primarily due to lower earnings from Madison Square Company LLC (“Madison”) (see Real Estate Securities segment below) and (ii) a decrease in management and servicing fees.

Overall, total revenues remained relatively flat, decreasing 1% in 2002, compared to 2001. This was primarily due to a decrease in equity in earnings of unconsolidated partnerships as discussed above, offset in part by higher gains on sales of assets.

Operating earnings were generated from our three main business segments in the following proportions: 27% from real estate properties, 12% from real estate loans and 61% from real estate securities. This compares with 29%, 13% and 58%, respectively, for the prior year. The shift in the percentage related to real estate properties from 2001 to 2002 was primarily the result of lower gains on sales of real estate property assets, offset in part by higher net rents and an increase in equity in earnings of unconsolidated partnerships. The increase in the percentage related to real estate securities from 2001 to 2002 was primarily due to higher gains on sales of CMBS and interest income, offset in part by lower equity in earnings of unconsolidated partnership investments and higher operating expenses.

Year ended November 30, 2001 compared to year ended November 30, 2000

Net earnings for the year ended November 30, 2001 were $135.1 million, a 17% increase over prior year net earnings of $115.9 million. Diluted earnings per share for the year ended November 30, 2001 were $3.87, a 17% increase over prior year diluted earnings per share of $3.32. The increase in earnings was primarily due to (i) an increase in interest income and servicing fees derived from our growing CMBS portfolio, (ii) an increase in interest income from our mortgage loan portfolio, (iii) a decrease in depreciation expense primarily due to the timing of stabilized property sales relative to new stabilized properties coming on line in 2001 and (iv) a decrease in interest expense due primarily to lower interest rates. These increases were partially offset by (i) a decrease in equity in earnings of unconsolidated partnerships from both our domestic and Japanese discount loan portfolio businesses, (ii) a decrease in net rents, primarily due to the timing of stabilized property sales relative to new properties coming on line in 2001 and (iii) an increase in general and administrative expenses from our growing business segments.

Overall, total revenues remained relatively flat, increasing 1% in 2001, compared to 2000. This was primarily due to the timing of asset sales, reduced interest income on variable-rate assets and a shift in the mix of our investments. Lower interest income is related to transactions that are match-funded with variable-rate debt, and therefore had minimal impact on net earnings. The shift in the mix of investments relates primarily to moving investment dollars to asset classes that are currently yielding higher margins such as loans and securities.

Operating earnings were generated from our three main business segments in the following proportions: 29% from real estate properties, 13% from real estate loans and 58% from real estate securities. This compares with 25%, 23% and 52%, respectively, for the prior year. The shift in these percentages from 2000 to 2001 was primarily the result of higher gains from the sales of real estate in 2001, the gain on sale of our interests in Japanese real estate loan portfolios in 2000 and higher earnings in 2001 from our growing CMBS portfolio.

Real Estate Properties

	2002	2001	2000
	(In thousands)
Rental income	$115,426	111,669	139,264
Equity in earnings of unconsolidated partnerships	29,383	25,796	30,810
Interest income	1,571	2,017	1,050
Gains on sales of real estate	48,088	63,535	38,522
Gains on sales of unconsolidated partnership interests	3,428	746	3,335
Management fees	4,042	7,477	2,847
Other, net	76	—	—

Total revenues	202,014	211,240	215,828

Cost of rental operations	58,816	58,642	78,682
Other operating expenses(1)	26,860	29,998	22,052
Depreciation	24,986	25,267	36,138
Minority interests	97	243	424

Total operating expenses(1)	110,759	114,150	137,296

Operating earnings	$91,255	97,090	78,532

Balance sheet data:
Operating properties and equipment, net	$765,627	719,662	818,486
Land held for investment	56,980	42,229	52,969
Investments in unconsolidated partnerships	250,351	226,708	234,219
Other assets	50,256	48,499	47,934

Total segment assets	$1,123,214	1,037,098	1,153,608

(1)	Operating expenses do not include interest expense.

Real estate properties include office buildings, rental apartment communities (market-rate and affordable housing communities, substantially all of which qualify for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code), industrial/warehouse facilities, hotels, retail centers and land that we acquire and develop, redevelop or reposition. These properties may be wholly-owned or owned through partnerships that are either consolidated or accounted for by the equity method, and therefore reflected on our balance sheet only as an investment in unconsolidated partnerships. Real estate properties also include our 50% interest in Lennar Land Partners (“LLP”), a non-consolidated partnership accounted for under the equity method which is engaged in the acquisition, development and sale of land, and our interest in an unconsolidated partnership that has investments in properties in Europe. Total revenues from real estate properties include rental income from operating properties, equity in earnings of unconsolidated partnerships that own and operate real estate properties, gains on sales of properties or those unconsolidated partnership interests, and fees earned from managing those partnerships. Operating expenses include the direct costs of operating the real estate properties, the related depreciation and the overhead associated with managing the properties and managing some of the partnerships.

We continued to take advantage of the strong investor demand for high quality properties, selling a number of matured assets during 2002. Despite those sales, net rents have continued to grow as properties that were previously under development or repositioning are now stabilized or completed and tenants have started paying rent. For the past two years, we have initiated very few new development or repositioning projects, focusing instead on completing and leasing up our existing portfolio. As of November 30, 2002, approximately 49% of our remaining property portfolio is still undergoing development or repositioning, the majority of which has already been pre-leased.

We also entered the European commercial real estate market by investing in a portfolio of real estate properties in the second quarter of 2002 through an unconsolidated partnership with CDC Ixis Capital Markets.

Year ended November 30, 2002 compared to year ended November 30, 2001

Overall, operating earnings from real estate properties were $91.3 million for the year ended November 30, 2002, compared to $97.1 million in 2001. This decrease was primarily due to lower gains on sales of real estate property assets, offset in part by higher net rents and an increase in equity in earnings of unconsolidated partnerships.

Total rental income increased to $115.4 million in 2002 from $111.7 million in 2001. The increase in rental income was primarily due to the contribution from development and repositioning properties that are now stabilized or completed and have some tenants that are starting to pay rent. In 2002 and 2001, respectively, rental income consisted of $84.9 million and $82.5 million from commercial properties (office, industrial/warehouse and retail), $5.8 million and $2.0 million from market-rate rental apartment communities, $10.3 million and $12.5 million from affordable housing communities, and $14.4 million and $14.7 million from hotels and other properties. Cost of rental operations were $58.8 million for the year ended November 30, 2002, relatively flat compared to 2001.

Equity in earnings of unconsolidated partnerships increased to $29.4 million in 2002 from $25.8 million in 2001, primarily due to higher earnings from LLP and earnings from our European investment. LLP primarily sells land to homebuilders, including Lennar, our former parent company and our partner in LLP. Equity in earnings from LLP may vary from period to period depending on the timing of housing starts. These increases in earnings, relating to LLP and our European investment, were partially offset by lower gains from sales of assets held by our domestic partnerships and a decrease in equity in earnings associated with our investments in affordable housing partnerships.

Gains on sales of real estate and unconsolidated partnership interests decreased to $51.5 million in 2002 from $64.3 million in 2001. Gains on sales of real estate in 2002 include $39.4 million from sales of stabilized market-rate operating properties, $8.1 million from sales of land, $3.4 million from the sale of interests in unconsolidated partnerships and $0.6 million from syndications of affordable housing communities, as compared to $51.5 million, $8.8 million, $0.8 million and $3.2 million, respectively, in 2001. Gains on sales of real estate fluctuate from period to period based on the timing of asset sales.

The net book value of operating properties and equipment with regard to various types of properties we own at November 30, 2002, together with the yield and the occupancy for the stabilized operating properties follows:

	Net Book Value	Occupancy Rate(1)	Yield on Net Book Value(2)
	(In thousands, except percentages)
Market-rate operating properties
Stabilized operating properties:
Office	$249,306	93%	13%
Retail	14,088	90%	15%
Industrial/warehouse	52,634	100%	14%
Ground leases	11,073	100%	19%

Commercial	327,101	97%	14%
Hotel	16,121	45%	4%

	343,222		13%

Under development or repositioning:
Office	220,540
Retail	62,555

Commercial	283,095
Hotel	55,699

	338,794

Total market-rate operating properties	682,016

Affordable housing communities	68,668
Furniture, fixtures and equipment	14,943

Total	$765,627

(1)	Occupancy rate at November 30, 2002
(2)	Yield for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses for the year ended November 30, 2002.

As of November 30, 2002, approximately 50% of our market-rate operating properties, based on net book value, had reached stabilized occupancy levels and were yielding in total 13% on net book value.

Occupancy levels for our stabilized commercial real estate properties remained at 97% at the end of 2002 and at the end of 2001.

Approximately 50% of our market-rate properties are in various stages of development or redevelopment. Our investment in these properties decreased to $338.8 million at November 30, 2002, from $398.5 million at November 30, 2001, primarily reflecting the stabilization of several development/repositioning properties in 2002. These properties were yielding 4.2% on net book value at November 30, 2002, compared to 2.5% at November 30, 2001. The increased yield reflects a larger number of properties in this portfolio which have been completed and where some tenants are paying rent. These properties were over 50% pre-leased at November 30, 2002.

We entered the business of owning, developing and syndicating affordable housing communities in 1998. In this business, we create or enter into partnerships that hold interests in multi-family real estate properties that are eligible for affordable housing tax credits granted under Section 42 of the Internal Revenue Code. Initially our strategy was to retain the tax credits generated through owning the majority of the partnership interests in the affordable housing communities and then using those credits to reduce our overall effective tax rate. However, the demand for credits has since increased significantly and we found we could generate higher returns on our investment by selling the credits instead of using them. We therefore have shifted our strategy away from owning the majority of the partnership interests in the affordable housing communities toward syndicating those interests. After such syndications, we continue to hold a small interest (typically ranging from less than 1% to 10%) in these partnerships and provide certain limited guarantees to the investors. We may also continue to manage the communities and/or provide tax compliance and other services on behalf of the investors, for which we receive fees. As a result of the shift in strategy, our total investment in affordable housing communities, as well as the amount of tax credits we hold and utilize to reduce our tax rate, declined further in 2002. Pre-tax operating margins for the affordable housing communities are generally lower than for market-rate rentals. However, we receive our desired yield from these investments after adding in (i) the impact of lower income taxes as a result of the tax credits and other related tax deductions and (ii) profits from sales of tax credits to others.

We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” when accounting for syndications of partnership interests related to affordable housing communities. Interests in these partnerships are sold either while the property is in development, or after it is fully developed and leased. The total proceeds from the sale of partnership interests related to fully developed properties are received at the time of sale, and therefore profit is recognized at that time to the extent that proceeds exceed our basis in the partnership interests sold plus any required reserves for guarantees. Proceeds from the sale of partnership interests related to properties in development may be subject to minor modification after the date of sale, because proceeds to be received generally depend on the amount of tax credits granted, which is only determined once the property is fully developed. Since the total proceeds to be received by us for these partnership interests are not definite at the date of sale, we apply the cost recovery method in accounting for these sales. Gains are recognized to the extent that cash receipts exceed our basis in the partnership interests sold plus any required reserves for guarantees.

We provide certain limited guarantees to the purchasers of these partnership interests. In accordance with Paragraph 25 of SFAS No. 66, we recognize profit as outlined above because our loss of profit from guarantees is limited by the terms of the sales contracts. In those instances where we provide operating guarantees that are of limited duration, the profit we recognize on sale is reduced by our expected exposure to loss, calculated in accordance with SFAS No. 66. In those instances where we provide non-operating guarantees, or provide operating guarantees for an extended duration, the profit we recognize on sale is reduced by our maximum exposure to loss as specified in the agreements, regardless of the likelihood that we will have to perform under these guarantees.

The net investment in our affordable housing communities at November 30, 2002 follows:

(In thousands)
Operating properties	$68,668
Investments in unconsolidated partnerships	56,201
Debt and other	(53,341)

Net investment in affordable housing communities	$71,528

As of November 30, 2002, we had been awarded and held rights to approximately $90 million in gross tax credits, compared with $140 million at November 30, 2001. The decrease in tax credits primarily reflects the syndication of partnership interests, as well as the utilization of tax credits in 2002. Our net investment in affordable housing communities decreased by $10.8 million in 2002, which is not fully reflective of the value of the partnership interests sold. For syndications of affordable housing communities under development, we receive a substantial portion of the proceeds after the syndication occurs as the properties are completed and leased up. Our net investment is expected to decrease further as the properties in the syndicated partnerships are completed and leased up.

Year ended November 30, 2001 compared to year ended November 30, 2000

Overall, operating earnings from real estate properties were $97.1 million for the year ended November 30, 2001, compared to $78.5 million in 2000. This increase was primarily due to higher gains on sales of real estate, higher management fees and lower depreciation expense. These increases were partially offset by a decline in net rents, lower equity in earnings of unconsolidated partnerships, and higher other operating expenses.

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

Equity in earnings of unconsolidated partnerships decreased to $25.8 million in 2001 from $30.8 million in 2000, primarily due to lower earnings from LLP and a decrease in partnership earnings from our stabilized affordable housing partnerships, partially offset by partnership earnings from the sale of the properties held by two unconsolidated single-asset partnerships.

Gains on sales of real estate and unconsolidated partnership interests increased to $64.3 million in 2001 from $41.9 million in 2000. Gains on sales of real estate in 2001 included $51.5 million from sales of stabilized market-rate operating properties, $3.2 million from syndications of affordable housing communities, $8.8 million from sales of land and $0.8 million from the sale of investments in unconsolidated partnerships. Gains on sales of real estate fluctuate from period to period based on the timing of asset sales.

Management fees increased to $7.5 million in 2001 from $2.8 million in 2000. This increase was primarily due to developer and other fees we received for managing the properties for our partners.

Other operating expenses increased to $30.0 million in 2001 from $22.1 million in 2000. This increase was due to additional personnel and administrative costs necessary to support the growth in the overall real estate portfolio we manage, including wholly-owned real estate and real estate owned by unconsolidated partnerships.

Depreciation expense decreased to $25.3 million in 2001 from $36.1 million in 2000. Since we have not been replacing stabilized properties as quickly as they have been sold, this has resulted in a lower investment in stabilized operating properties and a corresponding lower depreciation expense.

The net book value of operating properties and equipment with regard to various types of properties we own at November 30, 2001, together with the yield and the occupancy for the stabilized operating properties follows:

	Net Book Value	Occupancy Rate(1)	Yield on Net Book Value(2)
	(In thousands, except percentages)
Market-rate operating properties
Stabilized operating properties:
Office	$167,737	94%	14%
Retail	15,791	94%	14%
Industrial/warehouse	49,312	100%	13%
Ground Leases	11,135	100%	19%

Commercial	243,975	97%	14%
Hotel	16,360	40%	8%

	260,335		14%

Under development or repositioning:
Office	256,160
Retail	32,900

Commercial	289,060
Multi-family	80,132
Hotel	29,290

	398,482

Total market-rate operating properties	658,817

Affordable housing communities	55,843
Furniture, fixtures and equipment	5,002

Total	$719,662

(1)	Occupancy rate at November 30, 2001
(2)	Yield for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses for the year ended November 30, 2001.

As of November 30, 2001, approximately 40% of our market-rate operating properties, based on net book value, had reached stabilized occupancy levels and were yielding in total 14% on net book value.

Hotel occupancy decreased from 59% at November 30, 2000 to 40% at November 30, 2001 on our two wholly-owned operating hotels primarily due to the tragic events of September 11, 2001 and general economic conditions. Both of these factors resulted in lower levels of occupancy in 2001 by a major customer at one of the wholly-owned operating hotels.

Our investment in market-rate properties under development or repositioning was $398.5 million at November 30, 2001, compared with $340.3 million at November 30, 2000. The increase primarily reflects continued expenditures on projects already under development at the beginning of 2001. These properties were yielding 2.5% on net book value at November 30, 2001, slightly higher than at November 30, 2000. These properties were over 50% pre-leased at November 30, 2001.

The net investment in our affordable housing communities at November 30, 2001 follows:

(In thousands)
Operating properties	$55,843
Investments in unconsolidated partnerships	70,646
Debt and other	(44,170)

Net investment in affordable housing communities	$82,319

As of November 30, 2001, we had been awarded and held rights to approximately $140 million in gross tax credits, with approximately 60% relating to apartment communities that have not yet reached stabilized occupancy levels.

Real Estate Loans

	2002	2001	2000
	(In thousands)
Interest income	$39,594	43,728	35,708
Equity in earnings of unconsolidated partnerships	3,861	4,554	19,370
Gains on sales of unconsolidated partnership interests	—	—	20,336
Management fees	1,347	3,732	4,656
Other, net	46	136	437

Total revenues	44,848	52,150	80,507

Operating expenses(1)	4,504	5,167	6,665
Minority interests	1,110	2,232	2,395

Total operating expenses(1)	5,614	7,399	9,060

Operating earnings	$39,234	44,751	71,447

Balance sheet data:
Mortgage loans, net	$430,255	331,517	243,987
Investments in unconsolidated partnerships	9,501	8,917	14,184
Other investments	—	55,504	52,274
Other assets	1,896	2,676	3,717

Total segment assets	$441,652	398,614	314,162

(1)	Operating expenses do not include interest expense.

Real estate loans include our direct investments in high yielding loans, as well as our domestic and foreign discount loan portfolio investments, owned primarily through unconsolidated partnerships, and related loan workout operations. Total revenues include interest income, equity in earnings of unconsolidated partnerships and management fees earned from those partnerships. Operating expenses include the overhead associated with servicing the loans and managing the partnerships.

Over the past three years, the majority of investing activity within the real estate loan segment has been in structured junior participations in short- to medium-term variable-rate real estate loans (“B-notes”), most of which represent participations in first mortgage loans. Most of our B-note investments are match-funded with variable-rate debt of similar term. To-date, we have not experienced any delinquencies in our B-note portfolio.

Year ended November 30, 2002 compared to year ended November 30, 2001

Operating earnings from real estate loans were $39.2 million for the year ended November 30, 2002, compared to $44.8 million in 2001. This decrease was primarily due to lower interest income and management fees.

Interest income decreased to $39.6 million for the year ended November 30, 2002 from $43.7 million in 2001. This decrease was partially due to $4.2 million of interest income realized in 2001 from the early payoff of a discounted mortgage loan and the impact during 2002 of lower interest rates on our variable-rate loans. These decreases were offset in part by a higher level of loan investments during 2002 compared with 2001.

During the year ended November 30, 2002, we funded ten new B-note investments for $142.5 million. Our B-note investments at November 30, 2002 totaled $378.4 million, net and had a face amount of $380.4 million. These investments contributed $26.3 million to interest income in 2002, compared to $24.8 million in 2001.

Management fees decreased to $1.3 million for the year ended November 30, 2002 from $3.7 million in 2001. This decrease was primarily due to fees earned in the first quarter of 2001 from the disposition of certain assets in one of our domestic discount loan portfolios.

Year ended November 30, 2001 compared to year ended November 30, 2000

Operating earnings from real estate loans were $44.8 million for the year ended November 30, 2001, compared to $71.4 million in 2000. This decrease was primarily due to the sale of our investment interests in our Japanese discount loan portfolios in 2000 and lower earnings from our domestic discount loan portfolio business. These decreases were partly offset by an increase in interest income.

Interest income increased to $43.7 million for the year ended November 30, 2001 from $35.7 million in 2000. Interest income primarily includes interest earned on B-notes. During the year ended November 30, 2001, we funded seven new B-note investments for $124.9 million. Our B-note investments at November 30, 2001 had a face amount of $244.0 million. These investments contributed $24.8 million to interest income in 2001, compared to $22.2 million in 2000. Interest income in 2001 also included $4.2 million from the early payoff of a discounted mortgage loan. These increases in interest income were partially offset by lower variable interest rates.

For the year ended November 30, 2001, equity in earnings of unconsolidated partnerships decreased to $4.6 million from $19.4 million in 2000. This decrease was due to a decline in earnings from our Japanese discount loan portfolios, which were sold in April 2000, and a decline in earnings from our domestic discount loan portfolios, as expected, due to the liquidation of most of the assets in these portfolios in prior periods.

Gains on sales of unconsolidated partnership interests in 2000 reflect the sale of our investment interests in our Japanese discount loan portfolios.

Operating expenses decreased to $5.2 million for the year ended November 30, 2001 from $6.7 million in 2000, primarily due to the sale of our Japanese discount loan portfolios in April 2000, partially offset by increased general and administrative expenses to support the growth in our mortgage loan portfolio.

Real Estate Securities

	2002	2001	2000
	(In thousands)
Interest income	$139,654	135,594	110,988
Equity in earnings of unconsolidated partnerships	13,117	44,802	36,852
Gains on sales of investment securities	47,221	9,717	13,134
Management and servicing fees	26,593	25,131	15,461
Other, net	(1,379)	(954)	—

Total revenues	225,206	214,290	176,435

Operating expenses(1)	20,575	15,210	10,797
Minority interests	15	61	980

Total operating expenses(1)	20,590	15,271	11,777

Operating earnings	$204,616	199,019	164,658

Balance sheet data:
Investment securities	$1,127,313	1,215,121	696,402
Investments in unconsolidated partnerships	101,129	116,517	105,572
Other assets	20,267	24,285	24,118

Total segment assets	$1,248,709	1,355,923	826,092

(1)	Operating expenses do not include interest expense.

Real estate securities include unrated and non-investment grade rated subordinated CMBS which are collateralized by pools of mortgage loans on commercial and multi-family residential real estate properties. It also includes our investment in Madison, as well as investments in entities in related businesses. Total revenues from real estate securities include primarily interest income, equity in the earnings of Madison, gains on sales of securities, servicing fees from acting as special servicer for CMBS transactions and fees earned from managing Madison. Operating expenses include the overhead associated with managing the investments and Madison and costs of the special servicing responsibilities.

Year ended November 30, 2002 compared to year ended November 30, 2001

Overall operating earnings from real estate securities increased to $204.6 million for the year ended November 30, 2002 from $199.0 million in 2001. Earnings were higher primarily due to a $45.6 million gain recognized on the sale of non-investment grade CMBS through a resecuritization transaction and an increase in interest income. These increases were partially offset by lower earnings from Madison and an increase in operating expenses.

For the year ended November 30, 2002, interest income increased $4.1 million, or 3% to $139.7 million, compared to the same period in 2001, primarily due to greater recognition of earnings as actual CMBS performance continued to exceed expectations as well as a higher average level of CMBS investments during the year, offset in part by lower interest rates.

In recording CMBS interest income, we recognize the amount by which cash flows over the life of a security are expected to exceed our initial investment as interest income to achieve a level yield. To date, this has resulted in less recognition of interest income than the amount of interest actually received. The excess interest received is applied to reduce our CMBS investment. Our initial and ongoing estimates of cash flows from CMBS investments are based on a number of assumptions that are subject to various business and economic factors. Changes in cash flow estimates could materially affect the interest income that is recognized in future periods, the most significant of which is the timing and magnitude of credit losses on the underlying mortgages.

Since we invest in subordinated classes of CMBS, we generally do not receive principal payments until the principal of the senior classes of that issue are paid in full. However, we have already begun to receive principal payments from 15 classes of our CMBS securities, and 22 classes (excluding securities sold in the resecuritization transaction described below) have reached economic maturity either through the collection of principal, liquidation of the trust, or sale. Through the resecuritization transaction described below, an additional 18 classes of securities and portions of 116 other classes were also sold. Actual loss experience to date, particularly for older transactions (3 to 9 years in age), is significantly lower than we originally underwrote. Therefore, changes to original estimated yields have resulted in improved earnings from these transactions. We believe these improvements resulted primarily from our conservative due diligence and success in managing and working out the underlying loans and stable real estate fundamentals. However, the positive experience on these older transactions will not necessarily translate into yield improvements on newer investments.

During the year ended November 30, 2002, we acquired $726.7 million face amount of fixed-rate CMBS for $379.8 million and $39.6 million face amount of short-term floating-rate CMBS for $30.8 million. The following is a summary of the CMBS portfolio we held at November 30, 2002:

	Face Amount	Weighted Average Interest Rate	Book Value	% of Face Amount	Weighted Average Cash Yield(1)	Weighted Average Book Yield(2)
	(In thousands, except percentages)
Fixed-rate:
BB rated or above	$428,851	6.30%	$317,851	74.1%	7.6%	10.2%
B rated	416,969	6.35%	212,548	51.0%	11.1%	12.7%
Unrated	1,119,840	6.48%	239,194	21.4%	28.3%	27.4%

Total	1,965,660	6.41%	769,593	39.2%	15.0%	16.2%
Floating-rate/short-term:
BB rated or above	21,151	4.89%	17,551	83.0%	5.9%	5.0%
B rated	25,270	8.43%	24,291	96.1%	8.8%	10.3%
Unrated	127,015	14.00%	102,817	80.9%	17.4%	18.0%

Total	173,436	12.02%	144,659	83.4%	14.5%	15.2%

Total amortized cost	2,139,096	6.85%	914,252	42.7%	14.9%	16.1%

Excess of fair value over amortized cost	—		213,061

Total CMBS portfolio(3)	$2,139,096		$1,127,313

(1)	Cash yield is determined by annualizing the actual cash received during the month of November 2002, and dividing the result by the book value at November 30, 2002.
(2)	Book yield is determined by annualizing the interest income recorded during the month of November 2002, and dividing the result by the book value at November 30, 2002.
(3)	This table excludes CMBS owned through unconsolidated partnerships.

Equity in earnings of unconsolidated partnerships decreased to $13.1 million for the year ended November 30, 2002 from earnings of $44.8 million for the same period in 2001. The decline in earnings was primarily due to reduced income from Madison due to lower interest income resulting from the timing and amount of expected principal collections related to short-term floating-rate securities owned by the venture. Madison, which was formed in March 1999, owned approximately $1.6 billion face amount of CMBS at November 30, 2002. Our investment in the venture as of that date was $95.8 million, representing a 25.8% ownership interest. In addition to our investment, we maintain a significant ongoing role in the venture, for which we earn fees, both as the special servicer for the purchased CMBS transactions and as a provider of management services. Since its inception, we have received $141.1 million in cash distributions and fees from Madison, on an original investment of $90.1 million.

Gains on sales of securities were $47.2 million for the year ended November 30, 2002, compared to $9.7 million for the same period in 2001. This increase was primarily due to the gain recognized in the third quarter of 2002 on the sale of non-investment grade CMBS through a resecuritization transaction. In this transaction, we transferred $800.6 million in face value of non-investment grade CMBS to a qualifying special purpose entity. Those CMBS were securitized into various classes of non-recourse fixed- and floating-rate bonds comprised of $416.3 million face value of investment grade rated bonds and approximately $94.1 million face value of non-investment rated bonds, as well as $290.2 million face value of preferred shares in the issuing entity. The qualifying special purpose entity sold the investment grade rated bonds to unrelated third parties for net proceeds of $402.3 million, which was used to pay us for the CMBS collateral securities. We used the proceeds to repay short-term debt, the majority of which can be reborrowed. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we recognized a pre-tax gain on the sale of the CMBS collateral securities of $45.6 million. We retained the non-investment grade rated notes and preferred equity (the “retained interests”). The aggregate face amount of the retained interests at the date of transfer and at November 30, 2002 was $384.3 million, respectively. At November 30, 2002, the amortized cost of the retained interest was $78.7 million, with an estimated fair value of $99.7 million. This transaction provided us with significant liquidity for the purchase of new investments, for other general corporate purposes or for the repurchase of stock under our ongoing share repurchase program.

Operating expenses increased to $20.6 million in 2002 compared to $15.2 million in 2001, primarily due to increases in personnel and out-of-pocket expenses directly related to the growth of our CMBS business activity.

Year ended November 30, 2001 compared to year ended November 30, 2000

Overall operating earnings from real estate securities increased to $199.0 million for the year ended November 30, 2001 from $164.7 million in 2000. Earnings were higher primarily due to (i) increased interest income and fees resulting from the growth of our CMBS portfolio, (ii) greater recognition of earnings due to actual CMBS performance continuing to exceed original expectations and (iii) increased equity in earnings from our investment in Madison. These increases were partially offset by (i) a decrease in gains on sales of investment securities and (ii) an increase in operating expenses.

During the year ended November 30, 2001, we acquired $471.1 million face amount of fixed-rate CMBS for $214.7 million and $100.1 million face amount of short-term floating-rate CMBS for $84.7 million. The following is a summary of the CMBS portfolio we held at November 30, 2001:

	Face Amount	Weighted Average Interest Rate	Book Value	% of Face Amount	Weighted Average Cash Yield(1)	Weighted Average Book Yield(2)
	(In thousands, except percentages)
Fixed-rate:
BB rated or above	$370,324	6.74%	$262,304	70.8%	9.5%	12.3%
B rated	509,884	6.56%	275,929	54.1%	11.6%	12.5%
Unrated	886,048	7.01%	203,088	22.9%	29.1%	33.3%

Total	1,766,256	6.82%	741,321	42.0%	15.7%	18.1%
Floating-rate/short-term:
BB rated or above	12,789	3.81%	11,329	88.6%	4.3%	9.4%
B rated	22,345	8.56%	20,880	93.4%	9.2%	12.5%
Unrated	108,261	12.86%	87,917	81.2%	15.8%	13.2%

Total	143,395	11.33%	120,126	83.8%	13.5%	12.7%

Total amortized cost	1,909,651	7.15%	861,447	45.1%	15.3%	17.4%

Excess of fair value over amortized cost	—		353,674

Total CMBS portfolio(3)	$1,909,651		$1,215,121

(1)	Cash yield is determined by annualizing the actual cash received during the month of November 2001, and dividing the result by the book value at November 30, 2001.
(2)	Book yield is determined by annualizing the interest income recorded during the month of November 2001, and dividing the result by the book value at November 30, 2001.
(3)	This table excludes CMBS owned through unconsolidated partnerships.

Equity in earnings of unconsolidated partnerships primarily represents our participation in Madison. Our investment in the venture as of the end of the year was $109.8 million, representing a 25.8% ownership interest. Madison contributed $44.8 million of equity in earnings of unconsolidated partnerships to the real estate securities line of business for the year ended November 30, 2001.

In 2001, we sold six CMBS investments, which had been upgraded from non-investment grade to investment grade status for a gain of $5.0 million. These bonds were originally purchased as non-investment grade securities at substantial discounts and were sold at or above par. Additionally, we sold all classes of bonds we owned in one seasoned CMBS pool at close to par for a gain of $4.9 million. Over 93% of the original pool had paid off prior to this sale, which allowed the securitization to be terminated through a “clean-up call.” The underlying loans were then sold to three financial institutions. There are a number of CMBS pools in which we own unrated bonds that have had significant principal paydowns, leaving only a small percentage of the bonds remaining. As a result, we are able to sell some of these bonds (or the underlying loans after executing a clean-up call) for significant profits prior to stated maturity, maximizing our return on investment. The gains on sales of investment securities in 2000 resulted from the sale of our remaining investment in the common stock of Bank United Corporation.

During 2001, we reclassified our held-to-maturity CMBS securities to available-for-sale in accordance with SFAS No. 115. Although we have the financial ability to hold these bonds to their stated maturities, it sometimes is advantageous for us to sell the bonds as the CMBS pools to which they relate pay down significantly and the bonds get close to economic maturity. Because we may choose to do this, SFAS No. 115 requires all of our CMBS to be classified as available-for-sale and also requires the bond values to be adjusted to fair market value, net of tax, through stockholders’ equity. As a result, at November 30, 2001, all of our directly owned securities were classified as available-for-sale and their book value was written up to include unrealized appreciation.

Management and servicing fees increased to $25.1 million for the year ended November 30, 2001 from $15.5 million in 2000. This increase was primarily due to the increase in the number of CMBS mortgage pools (83 at November 30, 2001 versus 65 at November 30, 2000) for which we act as a special servicer.

Operating expenses increased to $15.2 million in 2001 compared to $10.8 million in 2000, primarily due to increases in personnel and out-of-pocket expenses directly related to the growth of our CMBS portfolio.

Corporate, Other, Interest and Income Tax Expenses

Year ended November 30, 2002 compared to year ended November 30, 2001

Interest expense decreased to $96.6 million in 2002 from $110.5 million in 2001. This decrease was primarily due to a decrease in interest rates. Weighted average borrowing rates were 6.1% at November 30, 2002, compared to 6.8% at November 30, 2001. Average borrowing levels were $1,495.3 million in 2002 compared to $1,457.0 million in 2001. See further detail below under “Financial Condition, Liquidity and Capital Resources.”

Income tax expense decreased to $69.3 million in 2002 from $71.2 million in 2001. The effective tax rate in 2002, including state income taxes, was 33% compared to 35% in 2001. This decrease reflects lower state income taxes related to our CMBS investments in 2002.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provided $69.6 million and $115.2 million of cash in 2002 and 2001, respectively. The decrease in cash provided by operating activities is primarily due to a greater reduction in accounts payable and accrued liabilities, partially offset by a decrease in other assets and higher net earnings after adjusting for the effects of non-cash items, whose contributions to cash flow are reflected in cash from investing activities below.

Our investing activities provided $64.9 million in 2002 and used $83.1 million in 2001. This increase in cash provided by investing activities is primarily due to (i) net proceeds received on the sale of non-investment grade CMBS through the resecuritization transaction completed during the third quarter of 2002, as previously discussed, (ii) a decrease in restricted cash resulting from the release of a cash collateralized letter of credit and (iii) higher proceeds from the sale of operating properties and unconsolidated partnership interests. These increases in cash provided by investing activities were partially offset by (i) a higher level of purchases of investment securities, operating properties, land and mortgage loans, (ii) a higher level of investments in unconsolidated partnerships, primarily related to our investment in European properties, (iii) lower proceeds from the syndication of affordable housing partnership interests, and (iv) lower proceeds from collections on mortgage loans.

Our financing activities used $135.4 million and $27.5 million in 2002 and 2001, respectively. The increase in cash used in financing activities was primarily due to (i) lower borrowings under our mortgage notes and other debts payable, (ii) more purchases of treasury stock under our stock buy-back program and (iii) higher net distributions to minority partners in consolidated entities. These increases in cash used in financing activities were partially offset by lower net payments under repurchase agreements and revolving credit lines.

Our investment activities consist primarily of purchasing real estate related financial instruments and commercial and multi-family residential properties, in part with borrowed funds. The value of all financial instruments, or the earnings from them, is affected by changes in interest rates. However, real estate related financial instruments are particularly sensitive to interest rate changes, because the value of the real estate which collateralizes the instruments, as well as the purely financial aspects of the instruments themselves, are affected by changes in interest rates. Similarly, the cost of borrowing is affected by changes in interest rates, and the willingness of lenders to finance purchases of real estate related financial instruments is affected by factors, including changes in interest rates, which affect the value of the real estate. To a substantial extent, conditions which reduce the value of our assets increase the cost of owning them. Because we borrow significant sums in connection with our investing activities, we could be adversely affected by reluctance of lenders to make loans to companies in real estate related businesses. Difficulty obtaining financing can reduce our ability to take advantage of investment opportunities.

We use interest rate swaps to reduce the extent to which we will be affected by changes in interest rates, which affect the value of the assets we hold or the cost of debt we have incurred (see below). However, we cannot protect ourselves against the effect changes in interest rates, or other occurrences which affect real estate values, may have on our ability to borrow funds with which to finance new investments. We also cannot fully protect ourselves against losses we would suffer if, because of declines in real estate values, we were unable to realize expected returns from our real estate related assets or to dispose of those assets for prices at least equal to our investment in them.

We continue to diversify our capital structure and to manage our debt position with a combination of short-, medium- and long-term financings with a goal of matching the maturities of our debt with the expected lives of our assets.

At November 30, 2002, we had approximately $1.07 billion of available liquidity, which included approximately $1.03 billion of cash and availability under credit facilities, and approximately $45 million under committed project level term financing. Additionally, subsequent to the end of the year, we entered into multi-year reverse repurchase (“repo”) lines with two financial institutions for a total of $135 million, and received a financing commitment for a repo line from another financial institution for $100 million. These facilities will finance future loan and CMBS investments and expire through February 2006.

During the fourth quarter of 2002, we amended our $350.0 million unsecured revolving credit facility, increasing the total facility to $380.0 million and extending its term, including a one-year extension option, to July 2006. At November 30, 2002, $89.7 million was outstanding under this facility, and we had $35.7 million of outstanding standby letters of credit utilizing the facility. The facility contains certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities.

We have various secured revolving lines of credit with an aggregate commitment of $355.0 million, of which $201.5 million was outstanding at November 30, 2002. These lines are collateralized by CMBS and mortgage loans and mature through July 2007.

We have financed some of our purchases of CMBS under repo facilities, which are in effect borrowings secured by the CMBS. These repo agreements contain provisions which may require us to repay amounts or post additional collateral prior to the scheduled maturity dates if the market value of the bonds which collateralize them significantly decline. Therefore, if the market value of our CMBS falls significantly, we could be required to either use cash flow we need to operate and grow our business or to sell assets at a time when it may not be most advantageous for us to do so, to generate cash needed to repay amounts under repo obligations.

At November 30, 2002, we had five repo facilities through which we financed selected CMBS. The first facility had a commitment and outstanding balance of $36.7 million and is required to be paid in full by June

2004. The second facility had a commitment of $50.0 million with no outstanding balance at November 30, 2002, and matures in June 2003. We guaranteed the obligations of our subsidiaries for these two facilities. The third facility is a $150.0 million non-recourse facility, which matures in April 2005, and had an outstanding balance of $61.0 million at November 30, 2002. The fourth facility is a $100.0 million non-recourse facility, which matures in April 2007, and had an outstanding balance of $29.0 million at November 30, 2002. We do not guarantee the third or fourth facility. The fifth facility is a $430.0 million financing structured as a repo line with a leading financial institution to finance the acquisition of securities and loans. At November 30, 2002, there was $46.6 million outstanding under this facility. This facility has limited recourse to us and matures in January 2005.

Additionally, we received seller financing in the form of term repos for three specific CMBS transactions. These agreements had an aggregate commitment and outstanding balance of $25.2 million and expire through August 2004. We have guaranteed $21.5 million of the obligations of our subsidiaries for these facilities.

We received seller financing in the form of term loans for three specific CMBS transactions. We do not guarantee these loans. We also received seller financing in the form of a term loan for one mortgage loan investment, which we have guaranteed. These term loans had an outstanding balance of $34.7 million at November 30, 2002 and expire through September 2003.

We have $450.0 million of long-term unsecured senior subordinated notes outstanding. $200 million of these notes bear interest at 9.38% and are due in March 2008. $250 million of these notes bear interest at 10.5% and are due in January 2009. Subsequent to year-end, Standard & Poor’s, which rates our senior unsecured credit rating at BB and our senior subordinated debt rating at B+, revised our outlook to positive from stable. Additionally, subsequent to year end, Fitch Ratings assigned us a senior unsecured credit rating of BB+ and affirmed our senior subordinated debt rating of BB-.

Approximately 63% of our existing indebtedness bears interest at variable rates. However, most of our investments generate interest or rental income at essentially fixed rates. We have entered into derivative financial instruments, primarily interest rate swaps, to manage our interest costs and hedge against risks associated with changing interest rates on our debt portfolio. We believe our interest rate risk management policy is generally effective. Nonetheless, our profitability may be adversely affected during particular periods as a result of changing interest rates. Additionally, hedging transactions using derivative instruments involve risks such as counterparty credit risk. The counterparties to our arrangements are major financial institutions, rated A- or better, with which we and our affiliates may also have other financial relationships. These counterparties potentially expose us to loss in the event of their non-performance.

At November 30, 2002, 26% of our variable-rate debt had been swapped to fixed rates and 48% was match-funded against variable-rate assets. After considering the variable-rate debt that had been swapped or was match-funded, 16% of our debt remained variable-rate and 84% of our debt was fixed-rate or match-funded. As of November 30, 2002, we estimate that a 100 basis point change in LIBOR would impact our net earnings by $0.8 million, or $0.02 per share diluted.

The weighted average interest rate on our outstanding debt, after giving consideration to the interest rate swap agreements mentioned above, was 6.1% at November 30, 2002.

Our Board of Directors approved a stock repurchase plan authorizing us to buy back up to 9.5 million shares of our common stock, including 4.0 million shares of common stock authorized in the fourth quarter of 2002. During the years ended November 30, 2002, 2001 and 2000, we purchased 1.7 million shares, 0.3 million shares and 1.9 million shares, respectively, under this program, bringing the inception-to-date total through November 30, 2002 under our buy-back program to 5.0 million shares.

Contractual Obligations

Our significant contractual obligations as of November 30, 2002 follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In millions)
Contractual obligations:
Long-term debt	$1,485.5	47.5	483.8	465.9	488.3
Operating leases	3.1	1.5	1.1	0.5	—

Total contractual cash obligations	$1,488.6	49.0	484.9	466.4	488.3

At November 30, 2002, we had scheduled maturities on existing debt of $47.5 million through November 30, 2003, assuming we take advantage of extensions which are exercisable at our option. Our ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on our future performance, which to a certain extent, is subject to general economic, financial, competitive and other factors beyond our control. We believe our borrowing availability under existing credit facilities, our operating cash flow and unencumbered asset values, and our ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet our working capital requirements, debt service and maturities and short- and long-term needs based upon currently anticipated levels of growth. However, limitations on access to financing constrain our ability to take advantage of opportunities that might lead to more significant growth.

OFF-BALANCE SHEET ARRANGEMENTS

From time to time in the normal course of our business, we enter into various types of transactions and arrangements which are not recorded on our balance sheet. These off-balance sheet arrangements include certain commitments and contingent obligations, retained interests in assets transferred to unconsolidated entities, and investments in certain unconsolidated entities.

Commitments and Contingent Obligations

We are committed, under various types of agreements, to provide certain guarantees which are not otherwise reflected in the financial statements. Standby letters of credit (“LOCs”), guarantees, performance/surety bonds and other commitments under these arrangements at November 30, 2002 follows:

		Amount of Commitment Expiration Per Period
	Outstanding Commitments	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In millions)
Standby letters of credit	$40.3	39.7	0.6	—	—
Guarantees of debt	35.7	20.4	9.4	1.9	4.0
Limited maintenance guarantees	39.3	5.0	34.3	—	—
Committed capital contributions	21.8	12.3	9.5	—	—
Performance/surety bonds	37.8	21.6	0.3	—	15.9
Affordable housing communities—other	28.2	14.0	3.3	10.0	0.9

Total commitments	$203.1	113.0	57.4	11.9	20.8

Standby Letters of Credit

We provide LOCs for the benefit of third parties generally to enhance credit or guarantee our performance under certain contractual obligations. LOCs are issued by financial institutions for a fee. We guarantee the reimbursement of any amounts the financial institutions pay to the third party beneficiaries. To date, financial institutions that have issued LOCs on our behalf have not made any payments to beneficiaries, nor do we anticipate any payments will be made in the future. The following are the primary types of LOCs we provide:

•	Specific Performance—issued to guarantee our performance under various development and construction agreements, typically when the beneficiaries will not accept a third party surety bond.

•	Credit Enhancement—issued to provide the beneficiaries a higher rated credit to look to for the repayment of debt. In most situations, we would not be able to obtain the debt without providing the LOCs, or the terms of the debt arrangement would be significantly different.

•	Deposits—issued in lieu of cash to satisfy deposit requirements under certain lease and loan agreements.

•	Collateral—issued to provide collateral or excess collateral under certain derivative transactions and debt agreements.

The amount of issued and outstanding LOCs as of November 30, 2002 was $40.3 million.

Guarantees of Debt

In order for certain of our partnerships to obtain financing for the acquisition and development of their properties, we may need to provide a repayment guarantee to their lenders. Without our guarantee, the partnership may not be able to obtain financing, which would result in additional capital contributions from our partners and us. To date, we have not made any payments under guarantees of debt, nor do we expect to make any payments in the future. The amount of outstanding debt guaranteed by us at November 30, 2002 was $35.7 million.

Limited Maintenance Guarantees

For certain partnerships, we provide limited maintenance guarantees to their lenders. These guarantees require us to fund partnership debt obligations to maintain an established loan to value ratio. To the extent the value of the collateral for the financing declines to an amount that would cause the partnership to no longer meet such a ratio, we and our partners would be required to reduce the outstanding loan balance by the amount needed to maintain the ratio. In addition, to certain lenders we have provided a debt service payment guarantee upon an event of default by the borrower. These guarantees are provided by our partners and us to enable the partnership to obtain third-party financing for its projects. These guarantees also limit the amount of capital we must contribute to the partnership. To date, we have not made any payments under these limited guarantees, nor do we expect to make any payments in the future. At November 30, 2002 the amount of outstanding debt related to these limited guarantees was $39.3 million.

Committed Capital Contributions

In the ordinary course of business, we enter into various partnership arrangements. These arrangements are governed by partnership agreements that describe the partners’ obligations. These obligations include making capital contributions from time to time. The majority of our non-affordable housing partnerships contain provisions for an initial capital contribution and future capital contributions as required. These future contributions are typically not quantifiable, and are therefore not included in the total committed capital contributions provided in the preceding table.

A few of our non-affordable housing partnerships contain provisions for capital contributions to be made as defined in the partnership agreements or pursuant to approved annual business plans. These capital contributions totaled $6.9 million at November 30, 2002.

Due to the nature of the affordable housing business, the majority of our affordable housing partnerships are subject to agreements which require specified capital contributions. These contributions are typically included on schedules which specify the amount and the date or the event that triggers each contribution. These capital contributions amounted to $8.8 million at November 30, 2002.

In order to receive affordable housing tax credits, we must prepare applications to the respective jurisdictions where we intend to build affordable housing communities prior to their development. As part of this tax credit application process, we are required to provide both loan commitments and capital contribution commitments related to the underlying affordable housing community. These types of commitments are usual and customary for the affordable housing business. These commitments amounted to $6.1 million at November 30, 2002.

We have in the past and plan to continue to fund capital contribution commitments as necessary to conduct our business.

Performance/Surety Bonds

We obtain surety bonds to support our development obligations under certain development agreements with various municipalities. Surety bonds are customary in the real estate development business. Similar to the LOCs, we guarantee to the surety provider reimbursement of any amounts they may pay under the surety. In addition to surety bonds we provide related to our development operations, we also provide surety bonds related to the syndication of affordable housing tax credits. When tax credits are syndicated, we are required to provide to the Internal Revenue Service bonds with a face amount equal to the amount of income tax recapture we would become subject to if the properties to which the tax credits apply no longer complied with the tax credit requirements. To-date, our bond providers have not made any payments on our behalf under performance or surety bonds, nor do we expect any payments to be made in the future. At November 30, 2002 we had provided $37.8 million of surety bonds to third parties.

Affordable Housing Communities—Other

In connection with our syndication of affordable housing tax credits, we provide various guarantees to the investor which are customary in the affordable housing business. These include agreements to provide additional funding to cover operating cash flow deficiencies, maintain specified debt service coverage ratios and cover financing shortfalls to projects upon completion when the project’s permanent financing is insufficient to pay off the project’s construction loan. These commitments amounted to $28.2 million at November 30, 2002.

Construction Completion Guarantees

As is customary in the real estate development business, we have provided guarantees to construction lenders that construction of properties we develop will be completed. We cannot estimate the maximum exposure on these guarantees because the amount of any obligations we might incur would depend on the extent to which costs of completing construction exceeded amounts provided by committed borrowings and capital contributions. We are not currently aware of any reason to expect we will be required to make payments under any of our outstanding construction completion guarantees.

Retained Interests in Assets Transferred to Unconsolidated Entities

In July 2002 we completed our second resecuritization transaction. We transferred $800.6 million in face value of non-investment grade CMBS to a qualifying special purpose entity. Those CMBS were securitized into various classes of non-recourse fixed-and floating-rate bonds comprised of $416.3 million face value investment grade rated bonds. The qualifying special purpose entity sold the investment grade rated bonds to unrelated third parties for net proceeds of $402.3 million, which was used to pay us for the CMBS collateral securities. We used these proceeds to repay short-term debt, the majority of which can be re-borrowed. We recognized a $45.6 million gain on the sale, realizing the value we added to the resecuritized bonds. We recovered most of our entire original purchase price on the $800.6 million portfolio from the sale of the investment grade bonds. We retained the non-investment grade rated bonds and the preferred equity in the qualifying special purpose entity.

We have resecuritized and may continue to resecuritize our non-investment grade CMBS investments in order to realize the value we add to these bonds and to better match our assets and liabilities, reduce our interest rate and refinancing risk, improve our liquidity position and strengthen our financial condition. Over the past several years, we have been acquiring non-investment grade CMBS, and have been able to remove what we consider to be the riskiest assets before the underlying securitizations take place. Utilizing our due diligence expertise to remove risky assets, by re-underwriting each and every property that backs each loan in a transaction, we have been able to improve the quality of the assets underlying the portfolio, which adds substantial value to the non-investment grade bonds that we buy. In addition, our workout and hands-on real estate expertise as special servicer for each transaction has enabled these investments to perform exceptionally well. Taking into account the diversification, the quality of the collateral and our involvement in the transaction, rating agencies have rated a significant portion of the face amount of the non-investment grade bonds we resecuritized as investment grade. We can then sell the investment grade bonds to unrelated third parties to realize the added value and to further strengthen our balance sheet.

Investments in Unconsolidated Entities

We frequently make investments jointly with others, through partnerships and joint ventures. This (i) allows us to further diversify our investment portfolio, spreading risk over a wider range of investments, (ii) provides access to transactions which are brought to us by other participants, (iii) provides access to capital and (iv) enables us to participate in investments which are larger than we are willing to make on our own. In many instances, we have a less than controlling interest in the partnership or venture, or control is shared, and therefore we account for our interest by the equity method, rather than consolidating the assets and liabilities of the partnership or venture on our balance sheet.

Typically, we either invest on a non-recourse basis, such as by acquiring a limited partnership interest or an interest in a limited liability company, or we acquire a general partner interest, but hold that interest in a subsidiary which has few, if any, other assets. In those instances, our exposure to partnership liabilities is essentially limited to the amounts we invest in the partnerships. However, in some instances we are required to give limited guarantees of debt incurred or other obligations undertaken by the partnerships or ventures. For certain partnerships, typically those involving real estate property development, we may commit to invest certain amounts in the future based on the partnerships’ business plan.

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 will require us to consolidate variable interest entities (“VIEs”) in which we have a controlling financial interest. Under the provisions of FIN No. 46, we must consolidate VIEs in which we are the primary beneficiary, which is the entity that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. An entity is considered to be a VIE subject to consolidation if either (i) the total equity investment at risk is not greater than the expected losses of the entity or (ii) as a group, the other equity holders lack (a) the ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the residual returns of the entity. FIN No. 46 is effective immediately for variable interests in VIEs created after January 31, 2003, and is effective on September 1, 2003 for variable interests in VIEs created before February 1, 2003.

We are in the process of evaluating all of our investments and other interests in entities that may be deemed VIEs under the provisions of FIN No. 46. These include (i) interests in CMBS pools in which we have invested or act as special servicer, the face amount of which amounted to approximately $66.0 billion, (ii) real estate related joint ventures with assets totaling approximately $2.5 billion, and (iii) investments in mezzanine loans with underlying assets totaling approximately $120.4 million, at November 30, 2002. Our maximum exposure to loss as a result of our involvement with VIEs only represents our recorded investment in these assets of approximately $1.3 billion and the guarantees we provided to these entities of approximately $130 million (included in the Commitments and Contingent Obligations discussion above) at November 30, 2002. Although, we believe that many of these entities will not be consolidated and may not ultimately fall under the provisions of FIN No. 46, we cannot make any definitive conclusion until we complete our evaluation.

At November 30, 2002, we had investments in unconsolidated partnerships of $361.0 million. Summarized financial information on a combined 100% basis related to our investments in unconsolidated partnerships accounted for by the equity method at November 30, 2002 follows:

	LNR Investment	LNR Financial Interest(1)	Total Partnership Assets	Total Partnership Liabilities
	(In thousands, except percentages)
Properties:
Single-asset partnerships	$34,185	33%–94%	$237,846	182,341
Partnerships with Lennar
LLP	46,110	50%	234,194	141,974
Other	35,514	50%	110,815	44,744
Affordable housing communities	56,201	1%–99%	554,125	391,356
Other	2,828	5%–35%	21,200	16,651

	174,838		1,158,180	777,066
International	75,513	100%	75,902	389

	250,351		1,234,082	777,455
Loans:
Domestic non-performing loan pools	9,501	15%–50%	53,369	24,880
Securities:
Madison	95,772	25.8%	1,149,994	775,203
Other	5,357	69.5%	46,625	38,165

	101,129		1,196,619	813,368

Total	$360,981		$2,484,070	1,615,703	(2)

(1)	Although we may own a majority financial interest in certain partnerships, we do not consolidate those partnerships in which control is shared or in which less than a controlling interest is held. See further discussion under the heading of Basis of Presentation and Consolidation within Note 1 to our consolidated financial statements.
(2)	Debt is non-recourse to us except for the $35.7 million noted in the commitments table discussed above.

Single-Asset Partnerships

We have investments in single-asset partnerships established to acquire, develop, reposition, manage and sell real estate assets. Our investment in these partnerships at November 30, 2002 was $34.2 million. Assets of these partnerships at November 30, 2002 include 138,000 square feet of office space, 138,000 square feet of retail space, 1,028 hotel rooms and 1,468 apartment units. Approximately 44% of these properties are not yet stabilized. Our ownership interests range from 33% to 94%. Total partnership debt at November 30, 2002 is $170.1 million, and only $5.4 million is with recourse to us.

Partnerships with Lennar

In connection with our Spin-off from Lennar in 1997, Lennar transferred parcels of land to us and we transferred these parcels to a general partnership in exchange for a 50% partnership interest in this partnership. In 1999, certain assets and liabilities of this land partnership were contributed at net book value to a second general partnership and both we and Lennar each received 50% general partnership interests in the second partnership. The two partnerships are collectively referred to as Lennar Land Partners (“LLP”). LLP is engaged in the acquisition, development and sale of land and the development and sale of homes. The land was originally acquired by Lennar primarily to be used for residential home development. Lennar can purchase land from LLP at prices we have agreed to. LLP also sells land to unrelated developers. During 2002, LLP had land sale revenues of $194.0 million of which $83.0 million was from sales to Lennar and $12.4 million was from sales to us. All major decisions with respect to LLP are made on an equal basis between us and Lennar. Our by-laws require that all significant decisions with respect to LLP be approved by a Transaction Review Committee, which is entirely comprised of members of our Board who are not directors, officers or employees of Lennar. Lennar manages the day-to-day activities of LLP under a management agreement. We recorded $34.7 million of pre-tax earnings, made contributions of $12.5 million and received $69.4 million in cash distributions from LLP in 2002.

The debt of LLP is non-recourse to us, with the exception of one $1.9 million guarantee. However, a subsidiary of ours, which holds our general partner interests in LLP, could be liable as a general partner for LLP’s debt. That subsidiary has essentially no assets other than the general partner interests in LLP. Along with Lennar, we provide limited maintenance guarantees on $35.3 million of LLP debt. These limited maintenance guarantees only apply if the fair value of the collateral (generally land and improvements thereto) is less than a specified multiple of the loan balance and LLP does not have the ability to reduce the loan balance to the appropriate level. We have also provided debt service guarantees which only apply if the partnership defaults on its loan arrangements. If we are required to make a payment under these guarantees, the payment would be accounted for as a capital contribution to the partnership and increase our share of capital distributed upon the dissolution of the partnership.

We have joint ventured with Lennar in a number of other projects which require both residential and commercial expertise. These projects include:

•	The redevelopment of two closed military facilities in California, as the federal government moves to put these into the hands of public/private partnerships. These facilities are being converted to master planned communities including housing, office, industrial/warehouse, retail, entertainment, etc.

•	The development and disposition of approximately 585 acres of commercial and residential land in Carlsbad, California, of which 429 acres remained at November 30, 2002.

•	The development of 240 residential condominiums within a mixed-use project in San Francisco, California.

The debt on these ventures is non-recourse to us, except for $7.3 million of guarantees.

Our total investment in all partnerships with Lennar (including LLP) at November 30, 2002 was $81.6 million. Total assets and liabilities of the partnerships were $345.0 million and $186.7 million, respectively, at November 30, 2002. The debt in these partnerships is non-recourse to us, except for the guarantees discussed above.

Affordable Housing Communities

During 1998, we entered the business of owning, developing and syndicating partnership interests in affordable housing communities. Our ownership interests typically approximate 99% in partnerships we have not yet syndicated. We continue to hold a small interest (typically ranging from less than 1% to 10%) in the communities we have syndicated and continue to manage those communities for which we earn management fees. Our investment in unconsolidated affordable housing partnerships was $56.2 million at November 30, 2002. Total unconsolidated affordable housing partnership debt was $344.2 million at November 30, 2002, and only $21.1 million is with recourse to us. Additionally, we have other commitments and contingent liabilities related to our affordable housing investments, which were previously discussed in the section entitled “Commitments and Contingent Obligations.”

International Partnerships

During 2002, we entered the European commercial real estate market through an investment in an unconsolidated partnership. The assets of this partnership include a note receivable from our partner and an investment in an unconsolidated partnership which owns a pool of over 400 commercial real estate properties located throughout France. The underlying partnership has properties with a net book value of $2.6 billion and non-recourse debt of $2.2 billion as of November 30, 2002. Although we are entitled to 100% of the economic benefits from the partnership in which we have a direct investment, acquiring less than 50% of the partnership’s voting rights was a condition of the transaction. Because our partner effectively participates through substantive participative rights as defined in Emerging Issues Task Force (“EITF”) No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights,” we do not consolidate this partnership. Our investment in this partnership was $75.5 million at November 30, 2002 and we recorded $4.1 million of pre-tax earnings from this partnership in 2002. There is no debt in our direct partnership and the debt of the underlying partnership is non-recourse to us.

Domestic Non-Performing Loan Pools

In the early to mid 1990’s, we acquired a number of portfolios of non-performing commercial mortgage loans and related pools of owned real estate assets in partnerships with financial institutions or other entities. In each of these partnerships, we are a minority limited partner, but one of our subsidiaries acts as the managing general partner. We earn management fees and asset disposition fees from the partnerships and have carried interests in cash flows and sales proceeds once the partners have recovered their capital and achieved specified returns. Our investment in the non-performing loan pool partnerships at November 30, 2002 was $9.5 million. Our pre-tax earnings and distributions from these partnerships for the year ended November 30, 2002 were $3.8 million and $3.2 million, respectively. The partnership’s debt is non-recourse to us.

Madison

Formed in March 1999, Madison invests in real estate securities, primarily CMBS. Our investment in Madison as of November 30, 2002 was $95.8 million, representing a 25.8% ownership interest. We maintain a significant ongoing role in the venture for which we earn fees, both as the special servicer for the purchased CMBS transactions and for providing services for the management of the venture. We recorded $14.5 million of pre-tax earnings and received $28.5 million in cash distributions from Madison in 2002. The debt of Madison is non-recourse to us.

ACCOUNTING POLICIES

In the preparation of our financial statements, we select and apply accounting principles generally accepted in the United States of America. The application of some of these generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying results. The accounting policies that include significant estimates and assumptions are in the areas of valuing our investment securities and determining if any are impaired, recognizing interest income on those securities and determining if any of our operating properties are impaired.

As discussed in Note 13 to the consolidated financial statements, our investment securities are carried at fair value. We determine fair value through quoted market prices if available. Where quoted market prices are not available, we estimate fair value based on the present value of estimated future cash flows using our best estimate of certain key assumptions including credit losses, prepayment rates and discount rates. Interest income on these securities is recognized on the level yield method, using the yield that equates the future cash flows, estimated by us as described above, to the amortized cost. To the extent estimated future cash flows change, the yield on the security is increased or decreased prospectively to the new yield. A loss is recognized to the extent by which the fair value of the investment security has declined below its amortized cost and the decline in fair value is other than a temporary impairment. Impairment is considered to be other than temporary if the present value of the currently estimated total cash flows related to the security is less than the present value of the previous quarter’s estimated total cash flows of that security.

We also review our operating properties for impairment of value. This includes considering certain indications of impairment such as significant declines in occupancy, other significant changes in property operations, significant deterioration in the surrounding economy or environmental problems. If such indications are present, we estimate the total future cash flows from the property and compare the total future cash flows to the carrying value of the property. If the total future cash flows are less than the carrying value, we adjust the carrying value down to its estimated fair value. Fair value may be based on third-party appraisals or our estimate of the property’s fair value.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142, and that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. SFAS No. 142 is effective for the fiscal year ending November 2003 and the interim periods within fiscal year 2003. The adoption of SFAS No. 142 is not expected to have a material effect on our results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to our amount of the related asset and depreciated over the life of the asset. The liability is accreted each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. We are required and plan to adopt the provisions of SFAS No. 143 for the quarter ending February 28, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on our results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Practices Bulletin Opinion (“APB”) No. 30, “Reporting the Results of Operations—Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for the fiscal year ending November 30, 2003, and the interim periods within fiscal 2003, with early application encouraged. The provisions of this statement generally are to be applied prospectively. SFAS No. 144 will require us to present all operating properties classified as held for sale separately on our balance sheet and all properties sold or classified as held for sale as discontinued operations in our statement of earnings. Prior periods will be restated for comparative purposes. We have determined that adoption of this statement will not have a material impact on our net earnings. It will, however, have an impact on the presentation of our financial position and operating results. Specifically, each time we sell a property or classify it as held for sale, we will be required to restate our income statement for the current year, as well as prior years, for comparability purposes. In order to allow readers of our financial statements to better understand our financial position and operating results, we plan to provide financial information in all of our future filings showing what the operating results would have been without the application of SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other items, updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 were generally effective as of May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under prior practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an activity being exited or long-lived assets being disposed. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002, and were adopted by us on December 1, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others.” FIN No. 45 requires certain guarantees to be recorded at fair value and also requires significant new disclosures related to guarantees, even when the likelihood of making any payments under the guarantee is remote. FIN No. 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, liability, or an equity security of the guaranteed party. We are required and plan to adopt the new disclosure requirements of FIN No. 45 for the quarter ending February 28, 2003. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are currently evaluating whether the adoption of the initial recognition and measurement provisions of FIN No. 45 will have a material effect on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based

Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and disclosure provisions of SFAS No. 148 are effective for financial statements for interim and fiscal years ending after December 15, 2002, with early application permitted for entities with a fiscal year ending prior to December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148 as of November 30, 2002. As we have not changed our method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 did not have a material effect on our results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which is intended to clarify the application of ARB No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46 requires us to consolidate variable interest entities (“VIEs”) in which we have a variable interest or a combination of variable interests that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. We are required to assess whether or not we are required to consolidate the VIE at the time we become involved with the entity. Reconsideration of this assessment is required only if we sell or otherwise dispose of all or part of our variable interest to unrelated third parties, acquire additional interests in the entity, or if the entity’s governing documents or the contractual arrangements among the parties involved change. We are required and plan to adopt the provisions of FIN No. 46 immediately for variable interests in VIEs created after January 31, 2003, and in the quarter ending November 30, 2003 for variable interests in VIEs created before February 1, 2003. We have determined that it is reasonably possible that we will be required to consolidate or disclose information about certain VIEs when FIN No. 46 becomes effective, and accordingly have made certain transitional disclosures required by FIN No. 46 in Note 18 to our consolidated financial statements.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.

Our business activities contain elements of market risk. The primary market risks we are subject to include: (i) exposure to changes in demand for commercial real estate space in areas in which we own properties, or in areas in which properties securing mortgages directly or indirectly owned by us are located, (ii) declines in the value of real estate assets due to changes in real estate markets or the economy in general, (iii) the ability of mortgagors to meet debt obligations and (iv) interest rate risk.

The first three risk factors noted above are affected primarily by general economic conditions and to some extent by the interest rate environment. Because these factors are not under our control, our attempts to minimize these risks may not always be effective. We attempt to manage these market risks (i) through our exhaustive underwriting program, (ii) through hands-on management of the underlying assets and (iii) by maintaining a portfolio of assets that is diverse by segment, geographic area and property type. We do not make any investment before extensive hands-on property level due diligence is performed. For each asset, we evaluate the local market, rental rates, vacancy rates and, if applicable, loan and borrower characteristics. Cash flows are evaluated at the property level and loan levels, if applicable, and downside scenario assumptions are stressed. Before any investment is made, it must be approved by corporate senior management through a formal process. We do not make passive investments, only investing when we have control over the development and implementation of the strategy for enhancing the value of the underlying assets. We do not invest in disproportionately large assets. No single asset we own at November 30, 2002 accounted for more than 3% of our total assets.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. We have an interest rate risk management policy with the objective of (i) managing our interest costs and (ii) reducing the effect of unpredictable changes in asset values related to movements in interest rates on our available-for-sale securities. As more fully discussed in Note 5 to our consolidated financial statements, we employ hedging strategies to limit the effects of changes in interest rates on our operating income and cash flows and on the value of our available-for-sale securities.

Our approach to managing interest rate risk is based primarily on match funding, with the objective that variable-rate assets be primarily financed by variable-rate liabilities and fixed-rate assets be primarily financed by fixed-rate liabilities. Most of our variable-rate assets are financed with variable-rate debt. To the extent that we have fixed-rate assets financed with variable-rate debt, we periodically enter into derivative financial instruments, primarily interest rate swap agreements, to manage our interest costs and hedge against risks associated with changing interest rates. At November 30, 2002, 63% of our existing consolidated indebtedness had interest at variable rates. Approximately 48% of this debt was match-funded against variable-rate assets and 26% was swapped to fixed-rate. As a result, at year-end, we estimate that a 100 basis point change in LIBOR would have impacted our net earnings by $0.8 million or by $0.02 per share diluted.

To manage the risk associated with unpredictable changes in asset values related to movements in interest rates on our fixed-rate available-for-sale securities, we periodically use derivative financial instruments, primarily interest rate swap agreements.

We believe our interest rate risk management policy is generally effective. Nonetheless, our profitability may be adversely affected during particular periods as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve risks such as counterparty credit risk. The counterparties to our arrangements are lenders of the hedged debt instruments or are major financial institutions, rated A– or better, with which we and our affiliates may also have other financial relationships. These counterparties potentially expose us to credit loss in the event of non-performance.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of LNR Property Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of LNR Property Corporation and subsidiaries (the “Company”) as of November 30, 2002 and 2001 and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended November 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNR Property Corporation and subsidiaries at November 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 15, 2003

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of November 30,
	2002	2001
	(In thousands, except per share amounts)
Assets
Cash and cash equivalents	$5,711	6,578
Restricted cash	2,524	81,955
Investment securities:
Investment securities pledged to creditors which can be repledged or sold by creditors	497,295	719,605
Other investment securities	630,018	495,516

Total investment securities	1,127,313	1,215,121
Mortgage loans, net	430,255	331,517
Operating properties and equipment, net	765,627	719,662
Land held for investment	56,980	42,229
Investments in unconsolidated partnerships	360,981	352,142
Other assets	85,483	87,443

Total assets	$2,834,874	2,836,647

Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$14,087	20,914
Accrued expenses and other liabilities	164,413	174,023
Deferred income taxes	43,032	79,646
Mortgage notes and other debts payable	1,485,464	1,417,207

Total liabilities	1,706,996	1,691,790

Minority interests	1,722	25,688

Commitments and contingent liabilities (Note 16)

Stockholders’ equity
Common stock, $.10 par value, 150,000 shares authorized, 23,189 and 24,445 shares issued and outstanding in 2002 and 2001, respectively	2,319	2,444
Class B common stock, $.10 par value, 40,000 shares authorized, 9,784 and 9,949 shares issued and outstanding in 2002 and 2001, respectively	978	995
Additional paid-in capital	489,948	513,977
Retained earnings	510,204	404,611
Unamortized value of restricted stock grants	(7,077)	(10,273)
Accumulated other comprehensive earnings	129,784	207,415

Total stockholders’ equity	1,126,156	1,119,169

Total liabilities and stockholders’ equity	$2,834,874	2,836,647

See accompanying notes to consolidated financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended November 30,
	2002	2001	2000
	(In thousands, except per share amounts)
Revenues
Rental income	$115,426	111,669	139,264
Equity in earnings of unconsolidated partnerships	46,361	75,152	87,032
Interest income	180,819	181,339	147,746
Gains on sales of:
Real estate	48,088	63,535	38,522
Unconsolidated partnership interests	3,428	746	23,671
Investment securities	47,221	9,717	13,134
Management and servicing fees	31,982	36,340	22,964
Other, net	(1,257)	(818)	437

Total revenues	472,068	477,680	472,770

Costs and expenses
Cost of rental operations	58,816	58,642	78,682
General and administrative	77,281	74,398	64,736
Depreciation	24,986	25,267	36,138
Minority interests	1,222	2,536	3,799

Total costs and expenses	162,305	160,843	183,355

Operating earnings	309,763	316,837	289,415
Interest expense	96,610	110,494	121,487

Earnings before income taxes	213,153	206,343	167,928
Income taxes	69,275	71,230	52,057

Net earnings	$143,878	135,113	115,871

Earnings per share:
Basic	$4.30	4.05	3.46

Diluted	$4.15	3.87	3.32

Weighted average common and common equivalent shares outstanding:
Basic	33,460	33,364	33,464

Diluted	34,649	34,916	34,875

See accompanying notes to consolidated financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Years Ended November 30,
	2002	2001	2000
	(In thousands)
Net earnings	$143,878	135,113	115,871
Other comprehensive earnings, net of tax:
Unrealized gain (loss) on available-for-sale securities, net and other	(48,133)	226,491	(1,071)
Unrealized gain (loss) on derivative financial instruments	1,500	(4,859)	—
Transition adjustment related to accounting for derivative financial instruments and hedging activities	—	4,388	—
Reclassification adjustment for gains included in net earnings	(30,998)	(17,534)	(13,796)

Other comprehensive earnings (loss), net of tax	(77,631)	208,486	(14,867)

Comprehensive earnings	$66,247	343,599	101,004

See accompanying notes to consolidated financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended November 30,
	2002	2001	2000
	(In thousands)
Common stock
Beginning balance	$2,444	2,422	2,514
Purchase and retirement of treasury stock	(191)	(30)	(189)
Restricted stock grants	—	1	87
Stock option exercises	44	46	4
Stock issued under Senior Officers Stock Purchase Plan	5	—	—
Conversion of Class B common stock to common stock	17	5	6

Balance at November 30	2,319	2,444	2,422

Class B common stock
Beginning balance	995	1,000	1,006
Conversion of Class B common stock to common stock	(17)	(5)	(6)

Balance at November 30	978	995	1,000

Additional paid-in capital
Beginning balance	513,977	516,516	529,042
Purchase and retirement of treasury stock	(28,355)	(4,509)	(28,454)
Restricted stock grants	—	267	15,627
Stock option exercises	2,999	1,703	301
Stock issued under Senior Officers Stock Purchase Plan	1,327	—	—

Balance at November 30	489,948	513,977	516,516

Retained earnings
Beginning balance	404,611	272,772	163,974
Net earnings	143,878	135,113	115,871
Purchase and retirement of treasury stock	(36,628)	(1,611)	(5,421)
Cash dividends—common stock	(1,215)	(1,214)	(1,202)
Cash dividends—Class B common stock	(442)	(449)	(450)

Balance at November 30	510,204	404,611	272,772

Unamortized value of restricted stock grants
Beginning balance	(10,273)	(13,195)	—
Restricted stock grants	—	(268)	(15,714)
Amortization	3,196	3,190	2,519

Balance at November 30	(7,077)	(10,273)	(13,195)

Accumulated other comprehensive earnings (loss)
Beginning balance	207,415	(1,071)	13,796
Change in accumulated other comprehensive earnings (loss), net	(77,631)	208,486	(14,867)

Balance at November 30	129,784	207,415	(1,071)

Total stockholders’ equity	$1,126,156	1,119,169	778,444

See accompanying notes to consolidated financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended November 30,
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net earnings	$143,878	135,113	115,871
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	24,986	25,267	36,138
Deferred income tax provision (benefit)	3,989	(24,575)	7,904
Minority interests	1,222	2,536	3,799
Accretion of discount on CMBS and mortgage loans	(37,194)	(24,318)	(12,002)
Amortization of deferred costs	6,237	5,744	3,936
Equity in earnings of unconsolidated partnerships	(46,361)	(75,152)	(87,032)
Distributions of earnings from unconsolidated partnerships	74,601	90,478	98,380
Interest received on CMBS in excess of income recognized	21,383	25,192	19,085
Gains on sales of real estate	(48,088)	(63,535)	(38,522)
Gains on sales of unconsolidated partnership interests	(3,428)	(746)	(23,671)
Gains on sales of investment securities	(47,221)	(9,717)	(13,134)
Losses on derivative financial instruments	1,053	954	—
Changes in assets and liabilities:
Decrease (increase) in other assets	31	(7,812)	(44,426)
(Decrease) increase in accounts payable and accrued liabilities	(25,498)	35,778	47,787

Net cash provided by operating activities	69,590	115,207	114,113

Cash flows from investing activities:
Operating properties and equipment:
Additions	(181,410)	(159,521)	(339,856)
Sales	209,943	158,445	117,418
Land held for investment:
Additions	(53,902)	(5,046)	(27,277)
Sales	34,594	29,662	76,655
Investments in unconsolidated partnerships	(124,834)	(84,870)	(51,334)
Proceeds from sales of unconsolidated partnership interests	11,979	—	77,990
Distributions of capital from unconsolidated partnerships	56,383	61,624	23,092
Purchase of mortgage loans held for investment	(113,203)	(72,062)	(50,990)
Proceeds from mortgage loans held for investment	87,770	108,969	74,651
Purchase of investment securities	(411,137)	(270,884)	(141,012)
Proceeds from principal collections on and sales of investment securities	444,051	86,994	65,943
Decrease (increase) in restricted cash	79,431	(107)	(5,677)
Proceeds from syndications of affordable housing partnership interests	25,250	63,653	34,128

Net cash provided by (used in) investing activities	64,915	(83,143)	(146,269)

Cash flows from financing activities:
Proceeds from stock option exercises and stock purchase plan sales	4,375	1,749	304
Purchase and retirement of treasury stock	(65,174)	(6,150)	(34,064)
Payment of dividends	(1,657)	(1,663)	(1,652)
Net distributions to minority partners in consolidated entities	(25,188)	(3,224)	(7,852)
Net payments under repurchase agreements and revolving credit lines	(11,177)	(211,704)	(88,924)
Mortgage notes and other debts payable:
Proceeds from borrowings	114,017	352,230	257,210
Principal payments	(150,568)	(158,710)	(99,467)

Net cash (used in) provided by financing activities	(135,372)	(27,472)	25,555

Net (decrease) increase in cash and cash equivalents	(867)	4,592	(6,601)
Cash and cash equivalents at beginning of year	6,578	1,986	8,587

Cash and cash equivalents at end of year	$5,711	6,578	1,986

See accompanying notes to consolidated financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

	Years Ended November 30,
	2002	2001	2000
	(In thousands)
Supplemental disclosures of non-cash investing and financing activities:
Purchases of investment securities financed by seller	$—	28,508	98,498
Purchases of mortgage loans financed by seller	$55,375	73,280	113,670
Mortgage loans received on sales of operating properties	$12,190	50,488	—
Note receivable on sale of unconsolidated partnership interests	$8,685	—	—
Mortgage note assumed on purchase of operating property	$6,479	—	—

Supplemental disclosure of non-cash transfers:
Transfer of land held for investment to operating properties	$12,745	—	31,640
Transfer of operating properties to land held for investment	$—	5,114	—
Transfer of investment securities to mortgage loans	$4,310	—	—
Transfer of other assets to investments in unconsolidated partnerships	$3,785	—	—
Transfer of certain assets and liabilities to investments in unconsolidated partnerships:
Investment securities	$—	49,169	—
Operating properties	—	—	385,711
Mortgage notes and other debts payable	—	(39,490)	(269,681)
Other	—	(2,987)	(20,068)

Total net transfers to investments in unconsolidated partnerships	$—	6,692	95,962

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$96,892	116,334	132,174
Cash paid for taxes	$80,569	68,564	38,681
Purchase of partnership interests and consolidation of entities previously accounted for under the equity method:
Operating properties	$60,504	—	—
Other assets	4,173	—	—
Mortgage notes and other debts payable	(48,187)	—	—
Investment in unconsolidated partnership	(6,560)	—	—

Cash paid	$9,930	—	—

See accompanying notes to consolidated financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Organization, Business and Significant Accounting Policies

Description of Business

LNR Property Corporation, a Delaware corporation, was formed in June 1997. Including our subsidiaries, we operate a real estate investment, finance and management business which engages primarily in (i) acquiring, developing, repositioning, managing and selling commercial and multi-family residential real estate, (ii) investing in high-yielding real estate loans and acquiring at a discount portfolios of loans backed by commercial and multi-family residential real estate and (iii) investing in unrated and non-investment grade rated commercial mortgage-backed securities (“CMBS”) as to which we have the right to be the special servicer (i.e., to oversee workouts of underperforming and non-performing loans).

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. We consolidate the assets, liabilities, and results of operations of entities (both corporations and partnerships) in accordance with Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” and Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries—an amendment of ARB No. 51, with related amendments of Accounting Principles Board (“APB”) Opinion No. 18 and ARB No. 43, Chapter 12.” Therefore, we consolidate those entities in which we own a majority of the voting securities or interests, except in those instances in which the minority voting interest owner effectively participates through substantive participative rights, as discussed in Emerging Issues Task Force (“EITF”) 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Substantive participative rights include the ability to select, terminate, and set compensation of the investee’s management, and the ability to make capital and operating decisions of the investee, including budgets, in the ordinary course of business.

We also invest in organizations with varying structures, many of which do not have voting securities or interests, such as general partnerships, limited partnerships, and limited liability companies. In many of these structures, control of the partnership generally rests with the general partners or managing members, while other members hold passive interests. The general partner or managing member can hold anywhere from a relatively small percentage of the total financial interests to a majority of the financial interests. Where we serve as a general partner or managing member, we are considered to have the controlling financial interest and therefore that investee is consolidated, regardless of our financial interest percentage, unless there are other limited partners or investing members that effectively participate through substantive participative rights as outlined in EITF 96-16. When we consolidate these entities, the ownership interests of the minority party are reflected as minority interests. In those circumstances where we, as majority owner, cannot cause the entity to take actions that are significant in the ordinary course of business, because such actions were vetoed by the minority owner, we do not consolidate the entity.

Since many of the entities in which we invest are single purpose entities that hold real estate properties and have no employees, participative rights over management selection and compensation are not applicable. However, in instances in which the minority voting interest owner, minority general partner or managing member, limited partner, or investing member is permitted or required to effectively participate through substantive participation in capital and operating budget decisions for the entity, those rights are considered to be effective participation through substantive participative rights and accordingly, we do not consolidate the entity. Entities which are not consolidated are accounted for by the equity method (when significant influence can be exerted by us), or the cost method. All significant intercompany transactions and balances among consolidated entities and intercompany profits and/or losses with unconsolidated partnerships have been eliminated.

Earnings Per Share

We report earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Under SFAS No. 128, basic earnings per share is computed by dividing our earnings attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing our earnings attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares reflect the dilution that would occur if the issuance of common stock shared in our earnings for the following: incremental common shares issuable upon the exercise of stock options and the issuance of stock under stock purchase plans, and unvested restricted common stock. The dilutive impact of common stock equivalents is determined by applying the treasury stock method. See Note 8 for the reconciliation of the numerator and denominator of the basic and diluted earnings per share calculations for the years ended November 30, 2002, 2001 and 2000.

Comprehensive Earnings

We report our comprehensive earnings in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and presenting comprehensive earnings and its components in a full set of financial statements. Comprehensive earnings consist of net income and other comprehensive earnings (losses), which are primarily unrealized gains and losses on available-for-sale securities and derivative financial instruments. Comprehensive earnings are presented separately in our consolidated statements of comprehensive earnings, net of taxes. The change in accumulated other comprehensive earnings (loss) is reflected in our consolidated statements of stockholders’ equity. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect our results of operations or financial position.

Business Segments

We report business segment information under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement establishes standards for reporting information about our operating segments and related disclosures about our products, services, geographic areas of operations and major customers. See Note 17 which provides further information.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amount of these instruments approximates fair value.

Investment Securities

Investment securities, which consist principally of CMBS, are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This standard requires that debt and equity securities be classified as either trading, available-for-sale or held-to-maturity. At November 30, 2002 and 2001, none of our securities were held for trading purposes or held-to-maturity; all were classified as available-for-sale. At November 30, 2001, we reclassified our held-to-maturity securities to available-for-sale. Although we have the financial ability to hold our securities to their stated maturities, it is often advantageous for us to sell our securities as they get upgraded, or as the CMBS pools to which they relate pay down significantly and the securities get closer to economic maturity. Because we may choose to sell our securities prior to stated maturity, SFAS No. 115 requires that they be classified as available-for-sale. On the date of transfer, these securities had an amortized cost of $160.8 million and a net unrealized gain of $182.4 million.

Securities classified as available-for-sale are recorded at fair value. Unrealized gains or losses, net of the related tax effects, on available-for-sale securities are excluded from earnings and are reported in stockholders’ equity as a component of accumulated other comprehensive earnings (loss) until realized. The cost of securities sold is based on the specific identification method.

Unrealized losses that are other than temporary are recognized in earnings. A loss is recognized to the extent to which the fair value of the investment security has declined below its amortized cost and the decline in fair value is other than a temporary impairment. For investment securities, impairment is considered to be other than temporary if the present value of the currently estimated total cash flows related to the security is less than the present value of the previous quarter’s estimated total cash flows of that security.

We finance selected CMBS through reverse repurchase obligations (“repos”) with various financial institutions. These agreements allow the lender by contract or custom to repledge or sell the collateral. We are exposed to risk of loss in the event the counterparties fail to perform under the terms of the agreement. The counterparties to our transactions are major financial institutions. Accordingly, we believe our risk of loss is limited and therefore, we only require an agreement, without requiring collateral or other security. We separately disclosed on the face of our consolidated balance sheet the investment securities that are pledged under repo agreements which allow the lender to repledge or sell the collateral.

We typically seek to be the special servicer on CMBS transactions in which we invest. When we are called on to serve in this capacity, we earn special servicing fees from the related activities performed (primarily overseeing the workout of underperforming and non-performing loans). Special servicing fees are recognized when services have been rendered. We do not pay any consideration for the right to act as special servicer and we purchase the related CMBS at their fair value. Accordingly, we have not assigned a value to our special servicing rights. Consistent with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” these servicing rights are reflected in our consolidated financial statements at a zero basis. On an ongoing basis, we monitor the level of fees related to these special servicing rights to ascertain that a liability is not created.

Mortgage Loans, Net

Mortgage loans are accounted for in accordance with Statement of Position (“SOP”) No. 01-06, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.” Under the provisions of SOP No. 01-06, loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff should be recorded on the balance sheet as held for investment at outstanding principal adjusted for any chargeoffs, allowances, deferred fees or costs on originated loans and any unamortized premiums or discounts on purchased loans. Loans held for sale should be separately classified on the balance sheet and carried at the lower of cost or fair value. Since we have the intent and ability to hold our loans for the foreseeable future, we classify all of our mortgage loans as held for investment. These mortgage loans are accordingly carried at outstanding principal net of unaccreted discounts, which are accreted to income utilizing a methodology that results in a level yield. In the event that we decide to sell a loan previously classified as held for investment, that loan is reclassified to held for sale at the lower of cost or fair value, with the excess of cost over fair value, if any, recorded as a valuation allowance. If loans are reclassified to held for sale in the future, the determination of fair value will be based on discounting future cash flows using the current interest rates at which similar loans would be made, or will be estimated by us on the basis of financial or other information.

We provide an allowance for credit losses for mortgage loans that are considered to be impaired in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The allowance for losses is based on our evaluation of various factors, including our historical loss experience, the fair value of the collateral and other factors. Realized credit losses on loans are deducted from the allowance when they occur, and related loan balances are charged off as a component of interest income in the period in which the loan is determined to be uncollectible, with loan recoveries recorded in earnings as a component of interest income when received. Loan acquisition costs, such as costs incurred in conducting our due diligence, are capitalized and amortized to earnings over the life of the loan.

Operating Properties and Equipment, Net and Land Held for Investment

Operating properties and equipment and land held for investment are recorded at cost. Depreciation for operating properties and equipment is calculated to amortize the cost of depreciable assets over their estimated useful lives using the straight-line method. The range of estimated useful lives for operating properties is 10 to 30 years and for furniture and fixtures is 2 to 5 years.

We account for long-lived assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the carrying amount of the asset is reduced to its fair value. Beginning December 1, 2002 we will account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121. See New Accounting Pronouncements.

Derivative Financial Instruments

On December 1, 2000, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. Since the adoption of SFAS No. 133, we record all derivative instruments as either an asset or liability on the balance sheet at their fair value, and recognize changes in the fair value in earnings unless specified criteria are met.

We periodically enter into derivative financial instruments, primarily interest rate swap agreements, to hedge unpredictable changes in asset values related to movements in interest rates on a portion of our available-for-sale securities. These derivative instruments are reported on the consolidated balance sheet at fair value, and changes in the fair value of these derivative instruments are recognized in earnings. Changes in the fair value of the hedged available-for-sale securities attributable to movements in interest rates are also recognized in earnings. Prior to the implementation of SFAS No. 133, gains or losses on these derivative instruments were deferred and amortized through earnings over the remaining lives of the securities being hedged. The deferred gains or losses were reported net of the related tax effect in stockholders’ equity as a component of accumulated other comprehensive earnings (loss).

We also periodically enter into interest rate swap agreements to manage our interest costs and hedge against risks associated with changing interest rates on certain of our debt obligations. These derivative instruments are reported on the consolidated balance sheets at fair value. The effective portion of the unrealized gain or loss on these derivatives is reported in other comprehensive earnings (loss) in the consolidated statements of comprehensive earnings, and the ineffective portion is recognized in earnings in the consolidated statements of earnings.

In accordance with SFAS No. 133, certain criteria must be met before an interest rate swap or other derivative instrument is accounted for as a hedge. This includes formal documentation at hedge inception of (i) the hedging relationship and our risk management objective and strategy for undertaking the hedge and (ii) an indication that the hedging relationship is expected to be highly effective in hedging the designated risk during the term of the hedge. Effectiveness is tested periodically, and at least quarterly.

Our derivative instruments are not leveraged or held-for-trading purposes. See Note 5 for further discussion of derivative financial instruments and hedging activities.

Foreign Currency

The assets and liabilities held by our foreign investments with a functional currency other than U.S. dollars are translated into U.S. dollars at exchange rates in effect at the end of each reporting period. Foreign entity revenue and expenses are translated into U.S. dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments, net of tax, in stockholders’ equity as a component of accumulated other comprehensive earnings (loss). Realized foreign currency gains and losses and changes in the value of foreign currency monetary assets and liabilities are included in the determination of net earnings and are reported as other revenue, net.

Revenue Recognition

In accordance with EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” we estimate all cash flows attributable to an investment security on the date the security is acquired. The amount by which estimated cash flows exceed the initial investment is recognized as interest income over the life of the security using the effective interest method. Changes in expected cash flows result in prospective adjustments to interest income, in accordance with APB Opinion No. 20.

Interest income for mortgage loans held for investment is comprised of interest received plus the accretion of discount between the carrying value and unpaid principal balance using a methodology that results in a level yield.

Rental income is recognized when rent is due from tenants. For leases that provide rent concessions or fixed escalations over the lease term, rental income is recognized on a straight-line basis over the terms of the respective leases. Contingent rents are not recognized until realized.

Revenues from sales of real estate (including operating properties and land held for investment) and unconsolidated partnership interests are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” when the profit is determinable and the earnings process is virtually complete.

Transfers of investment securities are accounted for as sales under the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” providing that we have surrendered control over the transferred securities and to the extent that we received consideration other than beneficial interests in the transferred securities.

Management fees are recognized in income in the period in which the services are performed and collectibility is reasonably assured.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

Stock-Based Compensation

At November 30, 2002, we had one stock-based employee compensation plan, which is described more fully in Note 14. We grant stock options and restricted stock to certain officers, employees and directors. Stock options are granted for a fixed number of shares with an exercise price not less than the fair value of the shares at the dates of grant. We account for the stock option grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. An illustration of the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” is presented in Note 14.

Upon the issuance of restricted stock, we record deferred compensation expense as a reduction of stockholders’ equity equal to the number of shares granted multiplied by the fair value of the stock at the date of grant. The deferred compensation expense is amortized to earnings over the vesting period.

Affordable Housing Communities

We create or enter into partnerships that hold interests in multi-family residential real estate properties that are eligible for affordable housing tax credits granted under Section 42 of the Internal Revenue Code. We sell the tax credits generated from these properties through syndications of partnership interests. We typically retain a small interest in the partnerships and provide certain limited guarantees to the investors. We also may agree to provide tax compliance and other services on behalf of the investors, for which we receive fees.

We follow the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” when accounting for syndications of partnership interests related to affordable housing communities. Interests in these partnerships are syndicated either while the property is in development, or after it is fully developed and leased. The total proceeds from the syndication of partnership interests related to fully developed properties are received at the time of syndication, and therefore profit is recognized at that time to the extent that proceeds exceed our basis in the partnership interests sold plus any required reserves for guarantees. Proceeds from the syndication of partnership interests related to properties in development may be subject to minor modification after the date of syndication, because proceeds to be received generally depend on the amount of tax credits granted, which is only determined once the property is fully developed. Since the total proceeds to be received by us for these partnership interests are not definite at the date of syndication but ownership of the interests has transferred, we apply the cost recovery method in accounting for these sales. Gains are recognized to the extent that cash receipts exceed our basis in the partnership interests syndicated plus any required reserves for guarantees.

We provide certain limited guarantees to the purchasers of these partnership interests. In accordance with Paragraph 25 of SFAS No. 66, we recognize profit as outlined above because our loss of profit from guarantees is limited by the terms of the sales contract. In those instances where we provide operating guarantees that are of limited duration, the profit we recognize on syndication is reduced by our expected exposure to loss, calculated in accordance with SFAS No. 66. In those instances where we provide non-operating guarantees, or provide operating guarantees for an extended duration, the profit we recognize on syndication is reduced by our maximum exposure to loss as specified in the agreements, regardless of the likelihood that we will have to perform under these guarantees.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142, and that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. SFAS No. 142 is effective for the fiscal year ending November 2003 and the interim periods within fiscal year 2003. The adoption of SFAS No. 142 is not expected to have a material effect on our results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to our amount of the related asset and depreciated over the life of the asset. The liability is accreted each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. We are required and plan to adopt the provisions of SFAS No. 143 for the quarter ending February 28, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on our results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for the fiscal year ending November 30, 2003, and the interim periods within fiscal 2003, with early application encouraged. The provisions of this statement generally are to be applied prospectively. SFAS No. 144 will require us to present all operating properties classified as held for sale separately on our balance sheet, and all properties sold or classified as held for sale as discontinued operations in our statement of earnings. Prior periods will be restated for comparative purposes. We have determined that adoption of this statement will not have a material impact on our net earnings. It will, however, have an impact on the presentation of our financial position and operating results. Specifically, each time we sell a property or classify it as held for sale, we will be required to restate our income statement for the current year, as well as prior years, for comparability purposes. In order to allow readers of our financial statements to better understand our financial position and operating results, we plan to provide financial information in all of our future filings showing what the operating results would have been without the application of SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145, among other items, updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 were generally effective as of May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under prior practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an activity being exited or long-lived assets being disposed. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002, and were adopted by us on December 1, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others”. FIN No. 45 requires certain guarantees to be recorded at fair value and also requires significant new disclosures related to guarantees, even when the likelihood of making any payments under the guarantee is remote. FIN No. 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, liability, or an equity security of the guaranteed party. We are required and plan to adopt the new disclosure requirements of FIN No. 45 for the quarter ending February 28, 2003. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are currently evaluating whether the adoption of the initial recognition and measurement provisions of FIN No. 45 will have a material effect on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and disclosure provisions of SFAS No. 148 are effective for financial statements for interim and fiscal years ending after December 15, 2002, with early application permitted for entities with a fiscal year ending prior to December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148 as of November 30, 2002. As we have not changed our method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 did not have a material effect on our results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which is intended to clarify the application of ARB No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46 requires us to consolidate variable interest entities (“VIEs”) in which we have a variable interest or a combination of variable interests that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. We are required to assess whether or not we are required to consolidate the VIE at the time we become involved with the entity. Reconsideration of this assessment is required only if we sell or otherwise dispose of all or part of our variable interest to unrelated third parties, acquire additional interests in the entity, or if the entity’s governing documents or the contractual arrangements among the parties involved change. We are required and plan to adopt the provisions of FIN No. 46 immediately for variable interests in VIEs created after January 31, 2003, and in the quarter ending November 30, 2003 for variable interests in VIEs created before February 1, 2003. We have determined that it is reasonably possible that we will be required to consolidate or disclose information about certain VIEs when FIN No. 46 becomes effective, and accordingly have made certain transitional disclosures required by FIN No. 46 in Note 18 to our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

2.	Restricted Cash

	November 30,
	2002	2001
	(In thousands)
Funds held in trust for asset purchases and development	$1,757	26,057
Tenant security deposits	767	394
Short-term investment securities	—	55,504

	$2,524	81,955

Funds held in trust for asset purchases and development primarily represent bond proceeds to be used to fund future development costs, escrow accounts and monies resulting from exchange transactions under Section 1031 of the Internal Revenue Code.

Short-term investment securities at November 30, 2001 were primarily collateral for a letter of credit which provided credit enhancement to $277.3 million of tax-exempt bonds. The bonds were secured by five high-rise Class A apartment buildings in New York City. We received interest on the short-term investment as well as 600 basis points per year for providing the credit enhancement. In 2002, the partnership which provided the letter of credit was dissolved and the collateral was no longer required.

3.	Investment Securities

Investment securities consist of investments in unrated and non-investment grade rated portions of various issues of CMBS. In general, principal payments on each class of security are made in the order of the stated maturities of each class so that no payment of principal will be made on any class until all classes having an earlier maturity date have been paid in full. Each class of security is, in effect, subordinate to all classes with earlier maturities. The principal repayments on a particular class are dependent upon collections on the underlying mortgages, which are affected by prepayments, extensions and defaults. As a result, the actual maturity of any class of securities may differ from its stated maturity. We have already begun to receive principal payments from some of our securities, and some have matured entirely. At November 30, 2002, the stated maturities of our CMBS investments extended through 2062 and their weighted average coupon rates ranged from 2.46% to 22.96%. Our potential yield, however, may be substantially greater than the coupon rates, because we make our CMBS investments at substantial discounts from the face amounts.

Our investment securities are collateralized by pools of mortgage loans on commercial and multi-family residential real estate assets which are geographically dispersed. Concentrations of credit risk with respect to these securities are limited due to the diversity of the underlying loans across geographical areas and among property types. In addition, we only invest in securities when we can perform extensive due diligence analysis on the real estate supporting the underlying loans and when we have the right to be the special servicer for the entire securitization. As special servicer, we impact the performance of the securitization by using our loan workout and asset management expertise to resolve non-performing loans.

All of our CMBS are classified as available-for-sale. Although we have the financial ability to hold our securities to their stated maturities, it is often advantageous for us to sell our securities as they get upgraded or as the CMBS pools to which they relate pay down significantly and the securities get close to economic maturity. Because we may choose to sell our securities prior to stated maturity, SFAS No. 115 requires that they be classified as available-for-sale. SFAS No. 115 also requires that securities classified as available-for-sale be recorded at fair value with unrealized gains or losses, net of the related tax effects, reported in stockholders’ equity as a component of accumulated other comprehensive earnings (loss) until realized. At November 30, 2002 and 2001, the excess of fair value over amortized cost on our available-for-sale securities was $213.1 million and $353.7 million, respectively.

Total fair value of our investment securities at November 30, 2002 and 2001 includes $497.3 million and $719.6 million, respectively, of investment securities pledged to creditors which can be repledged or sold by creditors under repurchase agreements (see Note 10 for description of repurchase agreements). Of the $630.0 million and $495.5 million of other investment securities at November 30, 2002 and 2001, respectively, $116.1 million and $174.3 million, respectively, have been pledged to creditors, but the counterparty does not have the right by contract or custom to repledge the securities.

4.	Securitization Transaction

During July 2002, we transferred $800.6 million in face value of non-investment grade CMBS to a qualifying special purpose entity. Those CMBS were securitized into various classes of non-recourse fixed- and floating-rate bonds comprised of $416.3 million face value of investment grade rated bonds, $94.1 million face value of non-investment grade rated bonds, and $290.2 million face value of preferred shares in the issuing entity. The qualifying special purpose entity sold the investment grade rated bonds to unrelated third parties for net proceeds of $402.3 million, which was used to pay us for the CMBS collateral securities. We used the proceeds to repay short-term debt, the majority of which can be re-borrowed. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, we recognized a pretax gain on the sale of the CMBS collateral securities of $45.6 million. We retained the non-investment grade rated bonds and the preferred equity (the “retained interests”). The aggregate face amount of the retained interests both at the date of transfer and at November 30, 2002 was $384.3 million. At November 30, 2002, the amortized cost of the retained interest was $78.7 million, with an estimated fair value of $99.7 million classified as available-for-sale on our balance sheet.

We are acting as the collateral manager for the qualifying special purpose entity, a service for which we receive a fee of 0.05% per annum of the outstanding face value. We are also the special servicer on all of the underlying CMBS transactions.

The table below summarizes the cash flows received from securitization trusts during the year ended November 30, 2002:

(In thousands)
Proceeds from new securitizations	$402,286
Collateral management fees received	$133
Cash flow on retained interests	$6,746

There were no cash flows received from securitization trusts during the years ended November 30, 2001 and 2000.

We measure our retained interests at their estimated fair value based on the present value of the expected future cash flows. Expected future cash flows are determined based on the expected future cash flows from the underlying CMBS and from expected changes in LIBOR. Expected future cash flows from the underlying CMBS are determined using our best estimate of certain key assumptions, primarily including anticipated losses and the timing of losses. Expected future cash flows are discounted at market yields for the rated retained interests, depending on the rating of the security, and at a fixed discount rate for the preferred equity considering the related risk. The difference between the amortized cost of the retained interests and their fair values is recorded, net of tax, in stockholders’ equity as a component of accumulated other comprehensive earnings (loss).

At the time of any transfer, we apply certain key assumptions to pre-loss cash flows, in accordance with industry standards, to determine fair value. The fair value of our retained interests at the date of our securitization (July 2002) was $96.5 million, based on key economic assumptions used in measuring the fair value as follows:

Weighted average life in years	16.1
Residual pre-loss cash flows blended discount rate	26.5%

When subsequently measuring the fair value of our retained interests, we apply certain key assumptions to after-loss cash flows. We estimate credit losses and the timing of losses for each loan underlying the CMBS collateral, and accordingly do not apply a constant default rate to the portfolio. At November 30, 2002, amortized cost of the retained interests was $78.7 million, with an estimated fair value of $99.7 million based on key economic assumptions and, if applicable, the sensitivity of the current fair value of residual cash flows to immediate adverse changes in those assumptions follows:

(In thousands, except statistics)
Weighted average life in years	15.6

Estimated credit losses (in total over the life of the trust)	$250,857
Impact on fair value of 10% adverse change	$(11,435)
Impact on fair value of 20% adverse change	$(20,866)

Residual after-loss cash flows blended discount rate	15.6%
Impact on fair value of 100 basis points adverse change	$(4,998)
Impact on fair value of 200 basis points adverse change	$(9,535)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in key assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. This non-linear relationship exists because we apply our key assumptions on a loan-by-loan basis to the assets underlying the CMBS collateral. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes to another, which might magnify or counteract the sensitivities. We review all major assumptions periodically using the most recent empirical and market data available, and make adjustments where warranted.

The CMBS underlying the securitization bear interest at a fixed rate, while certain of the notes issued in the securitization bear interest at a floating rate. Although the vast majority of this interest disparity has been hedged through the use of interest rate swaps within the qualifying special purpose entity, a certain amount of disparity may occur from time to time. To the extent that the swaps within the qualifying special purpose entity do not fully hedge the total floating-rate note balance, we have exposure to cash flow volatility due to changes in interest rates. As LIBOR rises, more interest is paid to the floating rate note holders, thus reducing the cash flows available to the retained interests we own. In accordance with SFAS No. 133 and related interpretations, this exposure to cash flow volatility due to interest rate movements is an embedded derivative, with characteristics of an inverse floater. This derivative must be bifurcated from the retained interests and recorded separately on our balance sheet at fair value, with changes in fair value recorded in earnings as they occur. The value of this embedded derivative is a $0.3 million liability at November 30, 2002.

5.	Derivative Financial Instruments and Hedging Activities

In accordance with SFAS No. 133, as amended and interpreted, we record the net of all derivative instruments as either an asset or a liability on our balance sheet at their fair value. At November 30, 2002 and 2001, we had a net derivative liability of $29.3 million and $29.6 million, respectively, which is included in accrued expenses and other liabilities on our balance sheet. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.

Hedging Objectives and Strategies

With regard to risk management in general, and interest rate risk in particular, our fundamental philosophy is centered on a desire to tolerate only a relatively small amount of risk. We have an interest rate risk management policy with the objective of: (i) managing our interest costs and (ii) reducing the impact of unpredictable changes in the values of our available-for-sale securities due to movements in interest rates. To meet these objectives, we employ hedging strategies to limit the effects of changes in interest rates on our operating income and cash flows and on the value of our available-for-sale securities.

We do not enter into derivative instruments for any purpose other than cash flow and fair value hedging purposes. That is, we do not enter into derivative instruments for speculative purposes. However, as noted in Note 4, the securitization transaction that we completed in July 2002 was structured in such a way that it gave rise to an embedded derivative. Since this embedded derivative was not entered into for hedging purposes, it is marked to market through earnings in accordance with SFAS No. 133 and related interpretations.

We believe our interest rate risk management policy is generally effective. Nonetheless, our profitability may be adversely affected during particular periods as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve risks such as counterparty credit risk. The counterparties to our arrangements are major financial institutions, rated A- or better, with which we and our affiliates may also have other financial relationships. These counterparties potentially expose us to loss in the event of their non-performance.

Cash Flow Hedging Instruments

Our approach to managing interest cost is based primarily on match funding, with the objective that variable-rate assets be primarily financed by variable-rate liabilities and fixed-rate assets be primarily financed by fixed-rate liabilities. We continually identify and monitor changes in interest rate exposures that may adversely impact expected future cash flows by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable both to our outstanding or forecasted debt obligations and to our offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analyses, to estimate the impact of changes in interest rates on our future cash flows.

We periodically enter into derivative financial arrangements, primarily interest rate swap agreements, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively change the variable-rate cash flows on debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, we receive payments equal to interest at variable rates on specified notional amounts and make payments equal to interest at fixed rates on the same notional amounts, thereby generating variable-rate income to offset variable-rate interest obligations and creating the equivalent of fixed-rate debt. At November 30, 2002, we had 10 such interest rate swap agreements hedging changes in interest costs with a notional amount of

$242.9 million, which mature through December 2004. At November 30, 2001, we had 14 such interest rate swap agreements hedging changes in interest costs with a notional amount of $294.3 million, which mature through November 2004.

We record the net fair value of interest rate swap agreements designated as hedging instruments for variable-rate debt obligations as a derivative asset or liability. Changes in the fair value of the interest rate swap agreements are reported as unrealized gains or losses in stockholders’ equity as a component of accumulated other comprehensive earnings (loss). If a derivative instrument is not designated as a hedge, the gain or loss resulting from a change in fair value is recognized in earnings in the period of change. If a derivative instrument is designated as a hedge but the derivative instrument is not fully effective in hedging the designated risk, the ineffective portion of the gain or loss is reported in earnings immediately.

If the cash flow hedge is terminated, the net gain or loss remains in accumulated other comprehensive earnings (loss), and is reclassified into earnings in the same periods during which the cash flows on the hedged item affect earnings. If the hedged item matures, is terminated, or is disposed of, the corresponding hedge is either terminated or designated to a similar instrument.

At November 30, 2002 and 2001, $4.3 million and $7.9 million of our net derivative liability related to interest rate swap agreements hedging changes in interest costs, all of which was reported as an unrealized loss, net of tax, in accumulated other comprehensive earnings (loss). Unrealized gains and losses held in accumulated other comprehensive earnings (loss) are reclassified to earnings in the same period or periods that the hedged cash flows affect earnings. We estimate that approximately $1.9 million of the unrealized loss, currently reflected in other comprehensive earnings (loss), net of taxes, will be reclassified to earnings within the next twelve months, resulting in an additional before tax interest expense of $2.9 million.

Interest expense for the years ended November 30, 2002 and 2001 includes no net gains or losses representing cash flow hedge ineffectiveness arising from differences between the critical terms of the interest rate swap agreements and the hedged debt obligations, since the terms of our swap agreements and debt obligations were matched.

Fair Value Hedging Instruments

To manage the risk associated with unpredictable changes in asset values related to the effect of movements in interest rates on our fixed-rate available-for-sale securities, we periodically use derivative financial instruments, primarily interest rate swap agreements. Under the terms of these swap agreements, we receive variable interest rate payments and make fixed interest rate payments. At November 30, 2002, we had three such interest rate swap agreements hedging changes in asset values with a notional amount of $213.6 million, which mature through November 2012. At November 30, 2001, we had nine such interest rate swap agreements hedging changes in asset values with a notional amount of $291.3 million, which mature through December 2011.

We have designated these interest rate swap agreements as hedges of changes in value due to interest rates on certain available-for-sale securities and record the fair value of the agreements as derivative assets or liabilities. Changes in the fair value of the interest rate swap agreements are recorded in earnings, as are the changes in the fair value of the hedged available-for-sale securities resulting from changes in interest rates.

If a derivative instrument designated as a fair value hedge is terminated, changes in the value of the hedged item are reported prospectively in accumulated other comprehensive earnings (loss). If a hedged item matures or is disposed of, we may designate the hedging instrument to other similar assets, or may terminate the related portion of the hedging instrument.

We recorded losses of $1.1 million and $1.0 million for ineffectiveness of hedges against changes in asset values during the years ended November 30, 2002 and November 30, 2001, respectively. These amounts are included in other revenue, net in our consolidated statements of earnings.

Transition

Upon the adoption of SFAS No. 133 on December 1, 2000, we recognized $4.4 million, net of tax benefit, of deferred hedging losses on derivative instruments. This amount was offset by $4.4 million, net of tax expense, of realized gains related to the hedged available-for-sale securities. Both of these amounts were previously recorded in stockholders’ equity as a component of accumulated other comprehensive earnings (loss).

6.	Mortgage Loans, Net

	November 30,
	2002	2001
	(In thousands)
Mortgage loans	$439,892	337,968
Allowance for losses	(3,477)	(2,490)
Unaccreted discounts	(6,160)	(3,961)

	$430,255	331,517

The carrying amount of loans that served as collateral for our borrowings was approximately $285.2 million and $215.6 million at November 30, 2002 and 2001, respectively.

7.	Operating Properties and Equipment, Net

	November 30,
	2002	2001
	(In thousands)
Office buildings	$505,506	451,073
Apartment communities	76,085	142,884
Retail centers	79,287	52,924
Industrial/warehouse facilities	56,578	52,033
Hotels	82,049	53,621
Ground leases	11,703	11,703

Total operating properties	811,208	764,238
Furniture, fixtures and equipment	34,071	19,031

	845,279	783,269
Accumulated depreciation	(79,652)	(63,607)

	$765,627	719,662

The carrying amount of operating properties and equipment that served as collateral for our borrowings was approximately $667.5 million and $612.0 million at November 30, 2002 and 2001, respectively.

We lease as lessor our office, retail, industrial/warehouse and other facilities under non-cancelable operating leases with terms in excess of twelve months. The future minimum rental revenues under these leases subsequent to November 30, 2002 are as follows (in millions): 2003—$73.5; 2004—$67.6; 2005—$60.8; 2006—$55.3; 2007—$52.4 and thereafter—$241.2.

8.	Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share calculations for the years ended November 30, 2002, 2001 and 2000, respectively:

	November 30,
	2002	2001	2000
	(In thousands, except per share amounts)
Numerator
Numerator for basic and diluted earnings per share—net earnings	$143,878	135,113	115,871

Denominator
Denominator for basic earnings per share—weighted average shares	33,460	33,364	33,464
Effect of dilutive securities
Stock options	476	666	715
Restricted stock	691	879	691
Other	22	7	5

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	34,649	34,916	34,875

Basic earnings per share	$4.30	4.05	3.46

Diluted earnings per share	$4.15	3.87	3.32

9.	Investments in Unconsolidated Partnerships

Summarized financial information on a combined 100% basis related to our partnerships accounted for by the equity method at November 30, 2002 and 2001 follows:

	November 30,
	2002	2001
	(In thousands)
Assets
Cash	$42,335	47,008
Portfolio investments	2,316,624	2,689,302
Other assets	125,111	76,338

	$2,484,070	2,812,648

Liabilities and equity
Accounts payable and other liabilities	$160,679	113,476
Notes and mortgages payable	1,455,024	1,756,335
Equity of:
The Company	356,367	354,409
Others	512,000	588,428

	$2,484,070	2,812,648

Our equity in the partnerships’ financial statements shown above is below our recorded investments in unconsolidated partnerships by $4.6 million at November 30, 2002, primarily due to a partnership which has distributed cash in excess of our investment, the difference of which we reflect in other liabilities. Our equity in the partnerships’ financial statements exceeded our recorded investments in unconsolidated partnerships by $2.3 million at November 30, 2001, primarily due to unrealized appreciation in certain partnership assets. The partnerships’ portfolio investments consist primarily of CMBS, commercial and multi-family residential real estate, mortgage loans collateralized by real estate, land and other investments.

Summarized operating results on a combined 100% basis related to our parterships accounted for by the equity method for the years ended November 30, 2002, 2001 and 2000 follows:

	Years Ended November 30,
	2002	2001	2000
	(In thousands)
Revenues	$343,181	442,638	440,736
Costs and expenses	230,873	236,280	196,248

Earnings of partnerships	$112,308	206,358	244,488

The Company’s share of earnings	$46,361	75,152	87,032

In connection with the spin-off of LNR to stockholders of Lennar Corporation (“Lennar”) in 1997 (the “Spin-off”), Lennar transferred parcels of land to us and we transferred these parcels to a general partnership in exchange for a 50% general partnership interest in this partnership. In 1999, certain assets and liabilities of this land partnership were contributed at net book value to a second general partnership and we each received 50% general partnership interests in the second partnership. The two partnerships are collectively referred to as Lennar Land Partners (“LLP”). At November 30, 2002 and 2001, our investment in LLP was $46.1 million and $66.7 million, respectively. LLP is engaged in the acquisition, development and sale of land and the development and sale of homes. LNR and Lennar each have equal say on all major decisions with respect to LLP. Our by-laws require that all significant decisions with respect to LLP be approved by a Transaction Review Committee, which is entirely comprised of members of our Board who are not directors, officers or employees of Lennar. Lennar manages the day-to-day activities of LLP under a management agreement. The assets, liabilities and earnings of LLP as of and for the year ended November 30, 2002 were $234.2 million, $142.0 million and $72.6 million, respectively.

The debt of LLP is non-recourse to us, with the exception of one $1.9 million guarantee. However, a subsidiary of ours, which holds our general partner interests in LLP, could be liable as a general partner for LLP’s debt. That subsidiary has essentially no assets other than the general partner interests in LLP. Additionally, we provide limited maintenance guarantees on $35.3 million of LLP’s debt. These limited guarantees only apply if the the fair value of the collateral (generally land and improvements thereto) is less than a specified multiple of the loan balance, and LLP does not have the ability to paydown the loan balance to the appropriate level. We have also provided debt service guarantees which only apply if the partnership defaults on its loan arrangements. If we are required to make a payment under these guarantees, the payment would be accounted for as a capital contribution to the partnership and increase our share of capital distributed upon the dissolution of the partnership.

Formed in March 1999, Madison Square Company LLC (“Madison”) invests in real estate securities, primarily CMBS. Our investment in Madison as of November 30, 2002 was $95.8 million, representing a 25.8% ownership interest. We maintain a significant ongoing role in the venture for which we earn fees, both as the special servicer for the purchased CMBS transactions and for providing services for the management of the venture. The debt of the partnership is non-recourse to us. The assets, liabilities and earnings of Madison as of and for the year ended November 30, 2002 were $1.1 billion, $775.2 million and $39.3 million, respectively.

At November 30, 2002 and 2001, our equity interests in all other partnerships ranged from less than 1% to 100%. These partnerships are involved primarily in the acquisition, development and management of commercial and multi-family residential real estate. We share in the profits and losses of these partnerships and, in some instances, receives fees for managing the partnerships. Lennar is a partner in some of these other partnerships. Our investment in the partnerships Lennar is involved with, excluding LLP, was $35.5 million at November 30, 2002.

10.	Mortgage Notes and Other Debts Payable

	November 30,
	2002	2001
	(In thousands)
Secured debt without recourse to us:
Mortgage notes on operating properties and land with fixed interest rates (2.00% to 11.50% at November 30, 2002), due through April 2039	$98,682	71,195
Mortgage notes on operating properties and land with floating interest rates (3.82% to 4.82% at November 30, 2002), due through December 2004	54,886	116,515
Repurchase agreements with floating interest rates (2.63% to 3.48% at November 30, 2002), secured by CMBS, due through April 2007	93,661	105,567
Term loans with floating interest rates (1.63% to 2.88% at November 30, 2002), secured by CMBS, due through September 2003	25,104	27,805
Secured debt with recourse to us:
Mortgage notes on operating properties and land with floating interest rates (2.84% to 4.58% at November 30, 2002), due through February 2008	360,933	303,303
Repurchase agreements with floating interest rates (2.63% to 3.11% at November 30, 2002), secured by CMBS, due through January 2005	104,835	151,955
Revolving credit line with a floating interest rate (2.57% at November 30, 2002), secured by CMBS and mortgage loans, due through July 2007	201,455	175,230
Term loan with a floating interest rate (2.99% at November 30, 2002), secured by a mortgage loan, due July 2003	9,625	9,626
Unsecured debt with recourse to us:
Revolving credit line with a floating interest rate (3.19% at November 30, 2002), due July 2005	89,700	10,000
Senior subordinated debt with a fixed interest rate of 9.38%, due March 2008	199,526	199,435
Senior subordinated debt with a fixed interest rate of 10.50%, due January 2009	247,057	246,576

	$1,485,464	1,417,207

Information concerning our more significant debt instruments is as follows:

Secured Bank Lines

Through certain subsidiaries, we have four secured revolving credit lines with an aggregate commitment of $355.0 million of which $201.5 million was outstanding at November 30, 2002. Interest is variable and is based on a range of LIBOR plus 75—LIBOR plus 250. The lines are collateralized by CMBS and mortgage loans. The lines mature through July 2007. The agreements contain certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities. We have guaranteed the obligations of our subsidiaries under all of these agreements. We expect to refinance or extend these facilities on substantially the same terms as the existing agreements.

Repurchase Agreements and Term Loans

Through certain subsidiaries, we have entered into five reverse repurchase obligation facilities (“repos”) through which we finance selected CMBS. The first facility had $36.7 million outstanding at November 30, 2002, and has required maturities which reduce the balance to $18.4 million in December 2003, and zero in June 2004. The second facility had a total commitment of $50.0 million, with no outstanding balance at November 30, 2002, and matures in June 2003. The third facility had a total commitment of $150.0 million, of which $61.0 million was outstanding at November 30, 2002, and matures in April 2005. The fourth facility had a total commitment of $100.0 million, of which $29.0 million was outstanding at November 30, 2002, and matures in April 2007. The fifth facility had a total commitment of $430.0 million, of which $46.6 million was outstanding at November 30, 2002, and matures in January 2005. Interest on these five facilities is variable, depends on the rating assigned to the CMBS and ranges from LIBOR plus 125—LIBOR plus 300. We have guaranteed the obligations of our subsidiaries under the first two of these facilities, have no guarantees on the third and fourth facilities, and have a limited guaranty on the fifth facility.

Through certain subsidiaries, we received seller financing in the form of term repos for three specific CMBS transactions. These agreements had an outstanding balance of $25.2 million at November 30, 2002 and expire through August 2004. Interest on these term repos is variable, depending on the rating assigned to the CMBS and ranges from LIBOR plus 125—LIBOR plus 165. We have guaranteed $21.5 million of the obligations of our subsidiaries for these facilities.

Through certain subsidiaries, we received seller financing in the form of term loans for three specific CMBS transactions. We do not guarantee these loans. We also received seller financing in the form of a term loan for one mortgage loan investment, which we have guaranteed. These agreements had an outstanding balance of $34.7 million at November 30, 2002 and expire through September 2003. Interest on these term loans is variable and ranges from LIBOR plus 25—LIBOR plus 150.

We expect to refinance or extend these facilities on substantially the same terms as the existing agreements. If we are not able to fully replace these repos and/or term loans, we can repay them using availability under other existing facilities or from cash flow generated from operations or asset sales.

Unsecured Revolving Credit Facility

In November 2002, we and certain of our subsidiaries amended our $350.0 million unsecured revolving credit facility, increasing the lenders’ commitment to $380.0 million and extending its term, assuming the one-year extension option is exercised, to July 2006. At November 30, 2002, direct borrowings of $89.7 million were outstanding. In addition, we had $35.7 million of outstanding standby letters of credit utilizing the facility. Interest is calculated using a range of LIBOR plus 175—LIBOR plus 325, which varies based on our leverage. At November 30, 2002, interest was LIBOR plus 175. The agreement contains certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities.

Unsecured Senior Subordinated Notes

In March 1998, we issued $200 million principal amount of unsecured senior subordinated notes due March 15, 2008, with a stated rate of 9.375%, payable semi-annually. The notes were issued at a discount and have an effective interest rate of 9.445%. At November 30, 2002, the unamortized discount on the notes was $0.5 million. The subordinated notes contain certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities.

In January 1999, we issued $100 million principal amount of unsecured senior subordinated notes due January 15, 2009, with a stated interest rate of 10.5%, payable semi-annually. These notes were issued at a discount and have an effective interest rate of 10.75%. In February 2001, we issued an additional $150 million as an add-on to these existing subordinated notes, bringing the total principal amount of unsecured senior subordinated notes due January 15, 2009 to $250 million. The additional notes were also issued at a discount and have an effective interest rate of 10.83%. At November 30, 2002, the aggregate unamortized discount on these notes was $2.9 million. These subordinated notes also contain substantially the same financial tests and restrictive covenants as the $200 million of 9.375% unsecured senior subordinated notes.

The aggregate principal maturities of mortgage notes and other debts payable subsequent to November 30, 2002, assuming extensions which are exercisable at our option, are as follows (in millions): 2003—$47.5; 2004—$162.2; 2005—$321.6; 2006—$344.5; 2007—$121.4 and thereafter—$488.3. All of the notes secured by land contain collateral release provisions.

11.	Income Taxes

The provisions for income taxes consisted of the following for the years ended November 30, 2002, 2001 and 2000:

	2002	2001	2000
	(In thousands)
Current
Federal	$71,423	69,783	50,033
Federal Low-Income Housing Tax Credits	(10,089)	(11,635)	(16,220)
State	3,952	37,657	10,340

	65,286	95,805	44,153

Deferred
Federal	767	(3,172)	6,097
State	3,222	(21,403)	1,807

	3,989	(24,575)	7,904

Total expense	$69,275	71,230	52,057

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences of our deferred tax assets and liabilities at November 30, 2002 and 2001 follows:

	November 30,
	2002	2001
	(In thousands)
Deferred tax assets
Investment securities and mortgage loans	$1,814	—
Reserves and accruals	34,759	31,925
Investments in unconsolidated partnerships	3,165	—
Other	5,391	7,270

Total deferred tax assets	45,129	39,195

Deferred tax liabilities
Investment securities and mortgage loans	—	40,250
Operating properties, equipment and land	20,689	15,701
Deferred income	67,472	51,748
Investments in unconsolidated partnerships	—	11,142

Total deferred tax liabilities	88,161	118,841

Net deferred tax liability	$(43,032)	(79,646)

Based on our assessment, it is more likely than not that the deferred tax assets will be realized through future taxable income.

A reconciliation of the statutory rate to the effective tax rate for the years ended November 30, 2002, 2001 and 2000 follows:

	% of Pre-tax Income
	2002	2001	2000

Federal statutory rate	35.0	35.0	35.0
Low-Income Housing Tax Credits	(4.7)	(5.6)	(8.7)
State income taxes, net of federal income tax benefit	2.2	5.1	4.7

Effective tax rate	32.5	34.5	31.0

12.	Minority Interests

Minority interests relate to the third party ownership interests in entities (both corporations and partnerships) we consolidate (see Note 1). For financial reporting purposes, the entities’ assets, liabilities and results of operations are consolidated with those of ours, and the third parties’ interests in the entities are included in our consolidated financial statements as minority interests. The primary component of minority interests at November 30, 2001, representing $23.7 million, related to our interest in a partnership which provided collateral for a letter of credit providing credit enhancement to $277.3 million of tax-exempt bonds. This partnership, which provided the letter of credit, was dissolved in 2002 and the collateral was no longer required. See Note 2.

13.	Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by us at November 30, 2002 and 2001, using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, other assets and accounts payable, which had fair values approximating their carrying values.

	November 30,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets
Mortgage loans	$430,255	446,955	331,517	344,601
Investment securities available-for-sale	1,127,313	1,127,313	1,215,121	1,215,121

Liabilities
Mortgage notes and other debts payable	$1,485,464	1,500,195	1,417,207	1,427,371
Net derivative liability	29,251	29,251	29,616	29,616

The following methods and assumptions were used by us in estimating fair values:

Mortgage loans: The fair values are based on discounting future cash flows using the current interest rates at which similar loans would be made or are estimated by us on the basis of financial or other information.

Investment securities available-for-sale: We classify all of our CMBS securities as available-for-sale. In 2002 and 2001, the fair values of the investment securities are based on quoted market prices, or where quoted market prices are not available, are estimated by us based on discounted expected future cash flows. The fair value of available-for-sale securities of $1,127.3 million and $1,215.1 million at November 30, 2002 and 2001, respectively, includes unrealized gains of $224.1 million and $331.5 million and unrealized losses of $26.0 million and $4.7 million, respectively.

Mortgage notes and other debts payable: The fair value of fixed-rate borrowings is based on discounting future cash flows using our incremental borrowing rate. Variable-rate borrowings are tied to market indices, and thereby approximate fair value.

Net derivative liability: The fair value of derivatives is based on prices obtained from independent third parties, which represents an estimate of the amounts we would pay or receive to terminate the agreements.

14.	Capital Stock

Preferred Stock

We have 500,000 shares of authorized preferred stock, $10 par value. At November 30, 2002 and 2001, no shares of preferred stock were issued or outstanding. The preferred stock may be issued in series with any rights, powers and preferences which may be authorized by our Board of Directors.

Common Stock

We have two classes of common stock. The common stockholders have one vote for each share owned in matters requiring stockholder approval and during the years ended 2002, 2001 and 2000 received quarterly dividends of $.0125 per share. Class B common stockholders have ten votes for each share owned and during the years ended 2002, 2001 and 2000 received quarterly dividends of $.01125 per share. Class B common stock cannot be transferred, except to family members of the current holder or trusts or entities for their benefit or which they own. Class B common stock can be converted into common stock at any time. Common stock cannot be converted into Class B common stock. At November 30, 2001, Mr. Leonard Miller, a member of our Board of Directors, owned or controlled 9.9 million shares of Class B common stock. On July 28, 2002, Mr. Leonard Miller passed away. Subsequent to his death, all the outstanding shares of Class B common stock owned or controlled by him became owned or controlled by Mr. Stuart Miller, Mr. Leonard Miller’s son and Chairman of our Board of Directors. As of November 30, 2002, Mr. Stuart Miller owned or controlled 9.7 million shares of Class B common stock, which represented over 99% of the Class B common stock outstanding and approximately 81% of the voting power of both classes combined.

Our Board of Directors approved a stock repurchase plan authorizing us to buy back up to 9.5 million shares of our common stock, including 4.0 million shares of common stock authorized in the fourth quarter of 2002. During the years ended November 30, 2002, 2001 and 2000, we purchased 1.7 million shares, 0.3 million shares and 1.9 million shares, respectively, under this program, bringing the inception-to-date total number of shares we have purchased under this program through November 30, 2002 to 5.0 million shares.

Stock Option Plans

In 2000, we adopted the 2000 Stock Option and Restricted Stock Plan (the “2000 Plan”). The 2000 Plan amended and restated the 1997 Stock Option Plan (the “1997 Plan”), which was adopted in connection with the Spin-off. The 2000 Plan provides for the granting of options and restricted stock to certain of our officers, employees and directors. The aggregate maximum number of shares, approved by the stockholders, which may be exercised as options and/or issued as restricted stock is 4,000,000.

Options granted under the 2000 Plan will expire not more than 10 years after the date of grant, except that incentive stock options granted to a key employee who is a 10% stockholder or a member of a 10% stockholder’s family will expire not more than five years after the date of grant. The exercise price of each stock option granted under the 2000 Plan will be 100% of the fair market value of the common stock on the date the stock option is granted, except in the case of a key employee who is a 10% stockholder or a member of a 10% stockholder’s family, in which case the incentive stock option price may not be less than 110% of the fair market value of the common stock on the date the stock option is granted, and except as to stock options granted to replace Lennar stock options held by Lennar employees who became our employees at the Spin-off, which have exercise prices based on the exercise prices of the Lennar stock options which they replaced.

If we are required to pay withholding taxes as a result of the exercise of an option, we may at our discretion, either reduce the number of shares of common stock to be issuable upon exercise of the stock option or require that the grantee remit to us the amount of withholding tax required as a result of the exercise. During the year ended November 30, 2002, 27,824 shares of common stock were relinquished to us, at a weighted-average price of $35.10, for the payment of withholding taxes resulting from the exercise of options.

Under the 2000 Plan, the aggregate number of shares of restricted stock granted to an officer, employee or director in any fiscal year cannot exceed 500,000 shares. We did not grant restricted stock during the year ended November 30, 2002. During the year ended November 30, 2001, 10,000 shares of restricted stock were granted, with a weighted average fair value on date of grant of $26.84 per share. We recorded deferred compensation expense relating to these shares of $0.3 million as a separate component of stockholders’ equity. These deferred expenses are being amortized to earnings over a five-year vesting period. Amortization expense related to deferred compensation for restricted stock was $3.2 million, $3.2 million and $2.5 million for the years ended November 30, 2002, 2001 and 2000, respectively.

A summary of our stock option activity under the 2000 Plan and the 1997 Plan for the years ended November 30, 2002, 2001 and 2000 follows:

	2002		2001		2000
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price

Outstanding, beginning of year	1,664,049	$20.83	1,743,559	$18.34	1,520,803	$18.19
Granted	184,923	$32.08	167,500	$27.37	315,250	$18.95
Forfeited	(17,666)	$23.69	(11,450)	$27.12	(71,878)	$18.54
Exercised	(200,036)	$15.21	(235,560)	$6.79	(20,616)	$14.80

Outstanding, end of year	1,631,270	$22.77	1,664,049	$20.83	1,743,559	$18.34

Exercisable, end of year	618,788	$21.44	562,736	$19.39	504,108	$15.84

The following table summarizes information about stock options outstanding at November 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at November 30, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at November 30, 2002	Weighted Average Exercise Price

$9.92–$14.88	74,665	2.20	$11.64	38,699	$11.87
$14.89–$22.33	612,431	5.37	$18.21	255,999	$18.30
$22.34–$33.51	909,001	6.11	$26.26	322,576	$25.00
$33.52–$36.60	35,173	4.72	$35.54	1,514	$35.40

We have elected to account for our employee stock options under APB Opinion No. 25 and related Interpretations. No compensation expense is recorded under APB Opinion No. 25 because the exercise price of our employee common stock options equaled the market price for the underlying common stock on the grant date.

Under the terms of the Lennar 1991 Stock Option Plan (the “Lennar Option Plan”), participants in the Lennar Option Plan who exercise after the Spin-off options they held at the time of the Spin-off (and who did not amend the terms of their options prior to the Spin-off to provide otherwise) will receive upon exercise of Lennar stock options one share of our common stock for each share of Lennar stock received. In connection with the Spin-off, we agreed to deliver shares of our common stock to participants in the Lennar Option Plan who exercise options and are entitled to our common stock. There were Lennar stock options outstanding at the time of the Spin-off which could entitle the holders to purchase up to 615,600 shares of our common stock. Of these options, 241,500 and 229,250 were exercised during the years ended November 30, 2002 and 2001, respectively. There were 12,750 Lennar stock options outstanding as of November 30, 2002, of which 6,750 were exercisable. We do not receive any portion of the exercise price of the Lennar stock options.

Senior Officers Stock Purchase Plan

In January 2001, we adopted the 2001 Senior Officers Stock Purchase Plan (the “2001 Plan”). Under the 2001 Plan, the Board of Directors may authorize us to enter into agreements with senior officers to sell shares of our common stock to the senior officers in installments over a period of time for the market price of the common stock when the agreements are entered into. Purchases are timed to correspond to scheduled receipts of deferred compensation payments, but the senior officers’ obligations to purchase and pay for stock are not subject to the deferred compensation payments’ being received. The agreements bind us to sell shares, and the senior officers to purchase shares, for the agreed price, except that the agreement with a senior officer will terminate if the senior officer ceases to be employed by us. The maximum number of shares we may agree to sell under the 2001 Plan is 500,000. During 2002, senior officers entered into agreements to purchase 62,298 shares during 2003 through 2007 at a weighted average exercise price of $36.09 per share. During 2001, senior officers entered into agreements to purchase 160,535 shares during 2002 through 2006 at a weighted average exercise price of $29.23 per share. During 2002, 45,792 shares were purchased by senior officers under the 2001 Plan at a weighted average exercise price of $29.11 per share.

We have elected to account for the 2001 Plan under APB Opinion No. 25 and related Interpretations. No compensation expense was recorded under APB Opinion No. 25 because the purchase price determined for the common stock equaled the market price of the common stock when the agreement was entered into and the deferred compensation payment amount which was already recorded as compensation expense when it was earned.

“Pro Forma” Information

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires “pro forma” information regarding net earnings and earnings per share to be disclosed for stock options, stock under the 2001 Plan and restricted stock granted after fiscal year 1996. We determined this information using the fair value method of that Statement. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model. The weighted average fair value per share under these plans was $11.77, $11.52 and $8.38 as of November 30, 2002, 2001 and 2000, respectively. The significant weighted average assumptions used for the years ended November 30, 2002, 2001 and 2000 follows:

	Years Ended November 30,
	2002	2001	2000

Dividend yield	0.15%	0.18%	0.27%
Volatility rate	0.36	0.45	0.46
Risk-free interest rate	3.85%	4.88%	6.57%
Expected option life (years)	2–7	2–7	2–7

The estimated fair value of the stock options, stock under the 2001 Plan and restricted stock is recognized in expense over vesting period for “pro forma” disclosures. The earnings per share “pro forma” for the effects of SFAS No. 123 is not indicative of the effects on reported net earnings for future years. For purposes of these calculations, we have excluded shares which may be delivered to participants in the Lennar Option Plan who exercise Lennar stock options, who are not employees and do not otherwise receive compensation from us. Our reported “pro forma” information for the years ended November 30, 2002, 2001 and 2000 follows:

	Years Ended November 30,
	2002	2001	2000
	(In thousands, except per share amounts)

Net earnings, as reported	$143,878	135,113	115,871
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	2,158	2,089	1,739
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(4,603)	(4,467)	(3,451)

Pro forma net earnings	$141,433	132,735	114,159

Earnings per share:
Basic—as reported	$4.30	4.05	3.46

Basic—pro forma	$4.23	3.98	3.41

Diluted—as reported	$4.15	3.87	3.32

Diluted—pro forma	$4.08	3.80	3.27

In our opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility.

Savings Plan

The LNR Property Corporation Savings Plan (the “Savings Plan”) allows employees to participate and make contributions to our Savings Plan which are invested on their behalf. We may also make contributions to the Savings Plan for the benefit of employees. Participants in the plan self direct both salary deferral and employer matching contributions. We have 11 different options for participants to direct their contributions, one of which is LNR stock. We record as compensation expense our contributions to the Savings Plan. We contributed $0.6 million to the Savings Plan during each of the years ended November 30, 2002, 2001 and 2000.

Employee Share Repurchase Plan

In January 2001, our Board of Directors approved the Employee Share Repurchase Plan (the “Repurchase Plan”). Under the Repurchase Plan, employees can request that we consider purchasing shares of common stock that the employees acquired through the exercise of stock options or whose common stock became non-forfeitable on a restricted stock vesting date. The Repurchase Plan was amended in 2002 to include Lennar Options (under the Lennar Option Plan) and stock purchased under the 2001 Plan. If the purchase is approved by the Board of Directors or a committee designated by the Board of Directors, we will purchase the shares at the market price on the applicable option exercise date, restricted share vesting date or stock purchase date. During 2002, we repurchased 150,000 shares of LNR common stock at a weighted average price per share of $34.98 under the Repurchase Plan. There were no repurchases in 2001.

Restrictions on Payments of Dividends

Our senior subordinated debt indenture and various credit agreements restrict our payment of dividends on both our common stock and Class B common stock. These restrictions limit dividends to a percentage of our cumulative net earnings and currently do not impact our ability to declare and pay dividends.

15.	Related Party Transactions

A member of our Board of Directors has voting control of both Lennar and us. See Note 14.

Lennar is a partner with us in several partnerships. See Note 9. Our by-laws require that all significant decisions with regard to these partnerships be approved by a Transaction Review Committee, which is entirely comprised of members of our Board who are not directors, officers or employees of Lennar. In 2002, we purchased land from these partnerships for $12.4 million. Also in 2002, we purchased from Lennar its 50% interest in one of these partnerships for $8.1 million. Amounts paid for these assets approximated fair value. During the years ended November 30, 2002, 2001 and 2000, we received fees totaling $1.8 million, $1.1 million and $1.0 million, respectively, from managing the partnerships.

In April 2001, we sold a building to an unaffiliated third party that leased office space to Lennar and its subsidiaries. During the years ended November 30, 2001 and 2000, we recorded $0.5 million and $1.2 million, respectively, in rental revenue from the leases with Lennar related to this building.

16.	Commitments and Contingent Liabilities

We are subject to various claims, legal actions and complaints arising in the ordinary course of business. In our opinion, the disposition of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, as well as the management of partnerships and special servicing of CMBS in the routine conduct of our business.

We are committed, under various standby letters of credit or other agreements, to provide certain guarantees which are not otherwise reflected in the financial statements. Outstanding standby letters of credit, guarantees, performance bonds, and other commercial commitments under these arrangements totaled $203.1 million and $296.2 million at November 30, 2002 and 2001, respectively. The obligation at November 30, 2001 included a letter of credit of $55.1 million which was collateralized by short-term investment securities. In 2002, the partnership which provided the letter of credit was dissolved. See Note 2.

We lease certain premises and equipment under noncancellable operating leases with terms expiring through August 2007, exclusive of renewal option periods. The annual aggregate minimum rental commitments under these leases are summarized as follows (in thousands): 2003—$1,495; 2004—$644; 2005—$454; 2006—$309; 2007—$175 and thereafter—$0.

17.	Segment Reporting

We assess our performance and allocate capital principally on the basis of three lines of business: (i) real estate properties, (ii) real estate loans and (iii) real estate securities.

Real estate properties include rental office buildings, apartment communities, industrial/warehouse facilities, hotels, retail centers and land that we acquire, develop, redevelop or reposition. Our primary sources of earnings from real estate properties are our rental revenue and gains on sales of those properties. Additionally, we recognize equity in earnings of unconsolidated partnerships that own, manage and sell real estate properties and in some cases, earns fees from managing those partnerships. Operating expenses include the direct costs of operating the real estate properties, the related depreciation and the overhead associated with managing the properties and partnerships.

Real estate loans include direct lending activities in unique high-yielding situations and investments in loan portfolios acquired at a discount owned primarily through partnerships and the related loan workout operations. Our primary source of earnings from real estate loans include interest income on loan investments, equity in earnings of unconsolidated partnerships and management fees earned from those partnerships. Operating expenses include the overhead associated with servicing the loans and managing the partnerships.

Real estate securities include unrated and non-investment grade rated subordinated CMBS, which are collateralized by pools of mortgage loans on commercial and multi-family residential real estate properties. We perform “special servicing” for the loans underlying such investments. Special servicing is the business of managing and working out the problem assets in a pool of commercial mortgage loans. Our primary source of earnings from real estate securities is the interest income earned on our CMBS investments. Additionally, we recognize equity in earnings of unconsolidated partnerships that own CMBS. We also earn special servicing fees from acting as special servicer for CMBS transactions, and earn management fees for managing the partnerships. Operating expenses include the overhead associated with managing the investments and the partnerships and costs of the special servicing activities.

Revenues, expenses and assets are accounted for in accordance with the accounting policies set forth in Note 1. Revenues and non-overhead expenses for each business line are those that relate directly to those operations. Overhead expenses, such as administrative expenses, are allocated directly to each business line based on our best estimates of the resources utilized in the management and operations of each business line. Total assets are those assets directly used in our operations in each line of business. Corporate assets consist principally of cash and cash equivalents and other assets. There are no significant transfers between business lines.

The following tables detail our financial performance by these three lines of business for the years ended November 30, 2002, 2001 and 2000:

	For the Year Ended November 30, 2002
	Real Estate Properties	Real Estate Loans	Real Estate Securities	Corporate and Other	Total
	(In thousands)
Rental income	$115,426	—	—	—	115,426
Equity in earnings of unconsolidated partnerships	29,383	3,861	13,117	—	46,361
Interest income	1,571	39,594	139,654	—	180,819
Gains on sales	51,516	—	47,221	—	98,737
Management and servicing fees	4,042	1,347	26,593	—	31,982
Other, net	76	46	(1,379)	—	(1,257)

Total revenues	202,014	44,848	225,206	—	472,068

Cost of rental operations	58,816	—	—	—	58,816
General and administrative	26,860	4,504	20,575	25,342	77,281
Depreciation	24,986	—	—	—	24,986
Minority interests	97	1,110	15	—	1,222

Total costs and expenses	110,759	5,614	20,590	25,342	162,305

Operating earnings (loss)	$91,255	39,234	204,616	(25,342)	309,763

Total assets	$1,123,214	441,652	1,248,709	21,299	2,834,874

	For the Year Ended November 30, 2001
	Real Estate Properties	Real Estate Loans	Real Estate Securities	Corporate and Other	Total
	(In thousands)
Rental income	$111,669	—	—	—	111,669
Equity in earnings of unconsolidated partnerships	25,796	4,554	44,802	—	75,152
Interest income	2,017	43,728	135,594	—	181,339
Gains on sales	64,281	—	9,717	—	73,998
Management and servicing fees	7,477	3,732	25,131	—	36,340
Other, net	—	136	(954)	—	(818)

Total revenues	211,240	52,150	214,290	—	477,680

Cost of rental operations	58,642	—	—	—	58,642
General and administrative	29,998	5,167	15,210	24,023	74,398
Depreciation	25,267	—	—	—	25,267
Minority interests	243	2,232	61	—	2,536

Total costs and expenses	114,150	7,399	15,271	24,023	160,843

Operating earnings (loss)	$97,090	44,751	199,019	(24,023)	316,837

Total assets	$1,037,098	398,614	1,355,923	45,012	2,836,647

	For the Year Ended November 30, 2000
	Real Estate Properties	Real Estate Loans	Real Estate Securities	Corporate and Other	Total
	(In thousands)
Rental income	$139,264	—	—	—	139,264
Equity in earnings of unconsolidated partnerships	30,810	19,370	36,852	—	87,032
Interest income	1,050	35,708	110,988	—	147,746
Gains on sales	41,857	20,336	13,134	—	75,327
Management and servicing fees	2,847	4,656	15,461	—	22,964
Other, net	—	437	—	—	437

Total revenues	215,828	80,507	176,435	—	472,770

Cost of rental operations	78,682	—	—	—	78,682
General and administrative	22,052	6,665	10,797	25,222	64,736
Depreciation	36,138	—	—	—	36,138
Minority interests	424	2,395	980	—	3,799

Total costs and expenses	137,296	9,060	11,777	25,222	183,355

Operating earnings (loss)	$78,532	71,447	164,658	(25,222)	289,415

Total assets	$1,153,608	314,162	826,092	54,994	2,348,856

All of our operations and long-lived assets are geographically located in the United States and Europe at November 30, 2002. We entered into Europe in 2002, and at November 30, 2002, our European assets included an investment in an unconsolidated subsidiary of $75.5 million and an investment in one CMBS transaction which amounted to $5.7 million.

18.	Transition Disclosures for Variable Interest Entities

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 will require us to consolidate variable interest entities (“VIEs”) in which we have a controlling financial interest. Under the provisions of FIN No. 46, we must consolidate VIEs in which we are the primary beneficiary, which is the entity that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractural, or other pecuniary interests in an entity. An entity is considered to be a VIE subject to consolidation if either (i) the total equity investment at risk is not greater than the expected losses of the entity or (ii) as a group, the other equity holders lack (a) the ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the residual returns of the entity. FIN No. 46 is effective immediately for variable interests in VIEs created after January 31, 2003, and is effective on September 1, 2003 for variable interests in VIEs created before February 1, 2003.

We are in the process of evaluating all of our investments and other interests in entities that may be deemed VIEs under the provisions of FIN No. 46. These include (i) interests in CMBS pools in which we have invested or act as special servicer, the face amount of which amounted to approximately $66.0 billion, (ii) real estate related joint ventures with assets totaling approximately $2.5 billion, and (iii) investments in mezzanine loans with underlying assets totaling approximately $120.4 million, at November 30, 2002. Our maximum exposure to loss as a result of our involvement with VIEs only represents our recorded investment in these assets of approximately $1.3 billion and the guarantees we provided to these entities of approximately $130 million, at November 30, 2002. Although, we believe that many of these entities will not be consolidated and may not ultimately fall under the provisions of FIN No. 46, we cannot make any definitive conclusion until we complete our evaluation.

19.	Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2002
Revenues	$102,314	110,398	144,299	115,057
Operating earnings	$64,980	71,404	103,727	69,652
Earnings before income taxes	$41,926	46,658	79,524	45,045
Net earnings	$28,300	31,494	53,679	30,405
Net earnings per share—basic	$0.84	0.93	1.59	.94
Net earnings per share—diluted	$0.81	0.90	1.54	.91

2001
Revenues	$111,292	129,997	117,368	119,023
Operating earnings	$70,398	88,622	79,282	78,535
Earnings before income taxes	$40,249	59,486	52,304	54,304
Net earnings	$25,965	38,374	35,216	35,558
Net earnings per share—basic	$0.78	1.15	1.05	1.06
Net earnings per share—diluted	$0.75	1.10	1.00	1.02

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information about our directors is incorporated by reference to the definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2003 (120 days after the end of our fiscal year). The following individuals were LNR’s executive officers at the date of this report:

Name/Position	Age	Year of Election
Stuart A. Miller	45	1997
Chairman of the Board and Director

Jeffrey P. Krasnoff	47	1997
President, Chief Executive Officer, and Director

Shelly Rubin	40	1997
Vice President and Chief Financial Officer

Zena M. Dickstein	45	2000
Vice President, General Counsel and Secretary

Robert B. Cherry	40	1997
Vice President

Mark A. Griffith	46	1997
Vice President

David G. Levin	47	1997
Vice President

Ronald E. Schrager	41	1997
Vice President

David O. Team	42	1997
Vice President

Steven N. Bjerke	41	2000
Controller

Margaret A. Jordan	51	1997
Treasurer

Stuart A. Miller is the Chairman of our Board of Directors. He became our Chairman when we were formed in June 1997. Mr. Miller has been the President and Chief Executive Officer of Lennar since April 1997. For more than five years prior to April 1997, Mr. Miller was a Vice President of Lennar and held various executive positions with Lennar and its subsidiaries, including President of its principal homebuilding subsidiary from December 1991 to April 1997 and the President of its principal real estate investment and management division (the predecessor to a substantial portion of our business) from April 1995 to April 1997. Mr. Miller is currently a Director of Lennar and of Union Bank of Florida. Mr. Miller joined Lennar after graduating from the University of Miami Law School in 1982. He received his undergraduate degree from Harvard University.

Jeffrey P. Krasnoff is our President and Chief Executive Officer. Mr. Krasnoff assumed the role of Chief Executive Officer in December 2002. Before that, he was our President from the time we were formed in June 1997. He became a Director in December 1997. From 1987 until June 1997, he was a Vice President of Lennar. From 1990 until he became our President, Mr. Krasnoff was involved almost entirely in Lennar’s real estate investment and management division (the predecessor to a substantial portion of our business) and was involved with the creation of our loan workout and special servicing operations, as well as our formation. Prior to LNR and Lennar, Mr. Krasnoff spent 10 years with KPMG Peat Marwick in New York City and Florida where his areas of specialization included real estate and mergers and acquisitions. Mr. Krasnoff is a graduate of Duke University.

Shelly Rubin is our Vice President and Chief Financial Officer. She became our Vice President and Chief Financial Officer when we were formed in June 1997. From May 1994 until June 1997, she was the principal financial officer of Lennar’s real estate investment and management division (the predecessor to a substantial portion of our business). From 1991 until May 1994, Ms. Rubin was employed by Burger King Corporation as the Controller for its real estate division. Prior to Burger King Corporation, Ms. Rubin was a Manager at the Miami office of KPMG Peat Marwick. Ms. Rubin graduated from the Wharton School, University of Pennsylvania, with a degree in Accounting in 1984.

Zena M. Dickstein is our Vice President, General Counsel and Secretary. She assumed the position of General Counsel when she joined us in June 2000, and was elected to be a Vice President in January 2003. Ms. Dickstein has approximately 22 years of legal experience in all types of commercial real estate and finance transactions. Prior to joining us, Ms. Dickstein enjoyed a diverse transactional practice at the law firm of Steel Hector & Davis LLP from 1980 through 1983 and 1987 through June 2000. While at Steel Hector & Davis, Ms. Dickstein was Deputy Chair of the firm’s Real Estate Department, headed the firm’s Commercial Leasing and Real Estate Health Care teams, and served on various management committees. During the years 1984 to 1986, she was the Vice President and General Counsel of Ameco Capital Corporation, an investment management venture capital company with diverse real estate holdings throughout the United States. Ms. Dickstein graduated with a BA from the University of Florida in 1977 and a JD from the University of Florida School of Law in 1980. She was admitted to the Florida Bar in 1980.

Robert B. Cherry is our Vice President and Chief Investment Officer responsible for sourcing and evaluating (i) new investment opportunities in debt products (i.e. CMBS, B-Notes, distressed debt), (ii) repo and structured financings collateralized by these debt products and (iii) third party joint venture partners in these debt products. From March 1995 until June 1997, Mr. Cherry had similar responsibilities for Lennar’s real estate investment and management division (the predecessor to a substantial portion of our business). From March 1994 until February 1995, he was a Vice President of G. Soros Realty Advisors/Quantum North America Realty Fund, a $500 million offshore hedge fund specializing in opportunistic real estate investments, where he was responsible for equity and securitized debt underwriting. Prior to that he was a senior analyst in the Structured Finance Group at Moody’s Investor Service where he was responsible for rating debt backed by commercial real estate and an associate with Sullivan & Cromwell, specializing in real estate and securitized commercial real estate financings. Previously, Mr. Cherry was with EQK Partners, a joint venture between Equitable and Kravco, where he analyzed commercial real estate investments for placement into a NYSE-listed partnership. Mr. Cherry is a graduate of the Wharton School of Business at the University of Pennsylvania and UCLA School of Law.

Mark A. Griffith is our Vice President responsible for managing our European operations. Mr. Griffith is responsible for directing the acquisition, management and disposition of real estate related investments in Europe. From 1993 until assuming his new responsibilities in 2003, Mr. Griffith managed the real estate activities of our Eastern United States regional division. From February 1990 until June 1997, Mr. Griffith had similar responsibilities for Lennar’s real estate investment and management division (the predecessor to a substantial portion of our business). Prior to joining Lennar in 1990, Mr. Griffith was Vice President of Centrum Development and Amel Corporation, both real estate organizations in Florida and Arlen Shopping Centers in Ohio where he was responsible for the management and development of retail and office projects. Mr. Griffith received his Bachelor of Science Degree from Ohio University.

David G. Levin is our Vice President responsible for sourcing, evaluating, structuring and financing new investments in B-notes and mezzanine loan assets. From February 1992 until early 1997, Mr. Levin was responsible for managing the Miami Division of Lennar’s real estate investment and management division (the predecessor to a substantial portion of our business). Prior to joining Lennar, Mr. Levin spent fourteen years with various commercial real estate firms in New York, including Bear Stearns Real Estate Group, where he was a Managing Director and department co-head. Mr. Levin received a Bachelor of Arts from Alfred University in 1977 and a Masters of Business Administration from New York University in 1980.

Ronald E. Schrager is our Vice President responsible for managing the Real Estate Finance and Servicing Division, which is primarily focused on CMBS special servicing, CMBS investment and joint venture activities. Beginning in August 1992, he held several positions in Lennar’s real estate investment and management division (the predecessor to a substantial portion of our business), managing various areas. In addition, Mr. Schrager opened and managed our western regional office in Los Angeles in 1995 and assisted in the establishment of operations in Tokyo in 1997. Mr. Schrager came to Lennar Partners from Chemical Bank (now J. P. Morgan Chase) in New York, where he served as Vice President restructuring troubled loans. Mr. Schrager received a Masters Degree in Business Administration from Harvard Business School in 1988. He graduated in 1983 with a Bachelor of Arts from the University of Pennsylvania and was elected to Phi Beta Kappa.

David O. Team is our Vice President responsible for managing our Commercial Properties Group, which is focused on the acquisition, development, management and disposition of commercial real estate properties and investments across the United States. He also manages our affordable housing business. From April 1996 until June 1997, Mr. Team had similar responsibilities for Lennar’s real estate investment and management division (the predecessor to a substantial portion of our business). From 1994 to 1996, Mr. Team was the owner and president of Windward Realty Group, a real estate development firm. From 1992 to 1993, he was a Senior Vice President with American Real Estate Group, where he managed a $2 billion distressed real estate portfolio. Mr. Team graduated from the University of North Carolina and serves in a leading role in a variety of real estate and community organizations, including the Urban Land Institute, NAOIP, BIA and the children’s charity, CASA.

Steven N. Bjerke is our Controller. He assumed this position in January 2000. Mr. Bjerke joined us in April 1999 as Vice President of Strategic Planning. Mr. Bjerke has over eighteen years of finance and accounting experience. Mr. Bjerke is currently responsible for our accounting, financial reporting and tax areas. From February 1990 to March 1999, Mr. Bjerke was employed by Ryder System, Inc., where he held various positions in the accounting and finance functions, including directing the business planning area, serving as Controller of Ryder’s largest operating division and managing the financial reporting area. Mr. Bjerke also was an audit manager at Price Waterhouse in Detroit, Michigan, where he managed several large SEC audit engagements and also served in their National Office’s Retail Services Group. Mr. Bjerke graduated with highest honors from Michigan State University with a Bachelor of Science degree in accounting in 1983. He became a Certified Public Accountant in 1985.

Margaret A. Jordan is our Treasurer. She also served as our Secretary from January 2000 to June 2000. Ms. Jordan has been our Treasurer since joining us in September 1997. From February 1993 to August 1997, Ms. Jordan worked as an independent contractor and financial consultant to real estate businesses. From June 1987 to January 1993, Ms. Jordan was employed by Atlantic Gulf Communities Corporation, serving as Assistant Treasurer and then Senior Vice President and Treasurer. Prior to Atlantic Gulf Communities Corporation, Ms. Jordan was Director of Treasury and Investor Relations for American Bankers Insurance Group. Ms. Jordan has extensive experience and training in all areas of treasury management and has been involved in structuring more than $1.5 billion of structured debt financings, including both public and private placements of long term debt, commercial paper, secured debt and bank lines of credits. Ms. Jordan holds a degree in Economics and Business Administration from Appalachian State University.

Item 11.    Executive Compensation.

The information required by Item 11 is incorporated by reference from our 2003 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2003 (120 days after the end of our fiscal year).

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Other information required by Item 12 is incorporated by reference from our 2003 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2003 (120 days after the end of our fiscal year).

Item 13.    Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference from our 2003 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2003 (120 days after the end of our fiscal year).

PART IV

Item 14.    Controls and Procedures

For many years we have had procedures in place for gathering the information that is needed to enable us to file required quarterly and annual reports with the Securities and Exchange Commission (“SEC”). However, because of additional disclosure requirements imposed by the SEC in August 2002, as required by the Sarbanes-Oxley Act of 2002, we formed a committee consisting of the people who are primarily responsible for preparation of those reports, including our General Counsel and Principal Accounting Officer, to review and formalize our procedures, and to have ongoing responsibility for designing and implementing our disclosure controls and procedures (i.e., the controls and procedures by which we ensure that information we are required to disclose in the annual and quarterly reports we file with the SEC is processed, summarized and reported within the required time periods). On January 10, 2003, our Chief Executive Officer and Chief Financial Officer met with that committee to evaluate the disclosure controls and procedures in place and to introduce some additional steps to the information-gathering process. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the procedures in place appear to have provided all the information needed to date and that the committee should continue to supplement our disclosure controls and procedures in order to ensure that all the information required to be disclosed in our reports is accumulated and communicated to the people responsible for preparing those reports, and to our principal executive and financial officers, at times and in a manner that will allow timely decisions regarding required disclosures.

We constantly review the internal controls in place to ensure that all transactions in which we are involved are properly recorded and to safeguard our assets. This includes reviews and evaluations by our accounting department, discussions with our outside auditors and discussions with members of our internal audit group. While we are constantly taking steps to improve our internal controls and to apply our internal controls to new types of transactions or situations in which we are involved, we have not since January 10, 2003 (the day on which our Chief Executive Officer and Chief Financial Officer met with the committee that has on-going responsibility for designing and implementing disclosure controls and procedures) or at any other time during the ninety days before the date on which this report is being filed, made any significant changes in our internal controls or in other factors that could significantly affect these controls, including taking any corrective actions with regard to significant deficiencies or material weaknesses. This has been confirmed by our Chief Executive Officer and Chief Financial Officer.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(A)	1. Financial Statements—Our Financial Statements are included in Item 8.

Combined financial statements of Lennar Land Partners and Lennar Land Partners II as of November 30, 2002 and 2001 and for the years ended November 30, 2002, 2001 and 2000
Financial statements of Madison Square Company LLC as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000

2. Consolidated Financial Statement Schedules

Report of Independent Auditors
Schedule II—Valuation and Qualifying Accounts
Schedule III—Real Estate and Accumulated Depreciation
Schedule IV—Mortgage Loans on Real Estate

(B)  1.    Report on Form 8-K

We filed a report on Form 8-K on October 1, 2002.

Item 5.    Other Events—On September 26, 2002, Steven J. Saiontz resigned as Chief Executive Officer of LNR Property Corporation (the “Company”) and Jeffrey P. Krasnoff, President of the Company, was elected to assume the position of Chief Executive Officer.

(C)  1.    Index to Exhibits

3.1	Certificate of Incorporation and Amendment.*

3.2	By-laws.*

4.1	Indenture dated July 9, 2002, Collateralized Debt Obligations among LNR CDO 2002-1 Ltd., issuer and LNR CDO 2002-1 Corporation, co-issuer and LaSalle Bank National Association, trustee.*

10.1	Separation and Distribution Agreement between the Company and Lennar Corporation, dated June 10, 1997.*

10.2	LNR Property Corporation Employee Stock Ownership/401(k) Plan.*

10.3	Shared Facilities Agreement between LNR Property Corporation and Lennar Corporation.*

10.4	Partnership Agreement by and between Lennar Land Partners Sub, Inc. and LNR Land Partners Sub, Inc.*

10.5

Reverse Repurchase Agreement dated as of June 7, 1996, between CS First Boston (Hong Kong) Limited and Lennar Financial Services, Lennar MBS, Inc., Lennar Securities Holdings, Inc., and LFS Asset Corp.*

10.6	Amended and Restated Credit Agreement dated as of October 4, 1999, by and between LNR Florida Funding, Inc., and German American Capital Corporation.*

10.7	LNR Property Corporation Savings Plan*

10.8	Partnership Agreement by and between Lennar Land Partners Sub II, Inc. and LNR Land Partners Sub II, Inc.*

10.9

Second Amended and Restated Revolving Credit Agreement dated as of July 14, 2000, between LNR Property Corporation and certain subsidiaries, the lenders and Bank of America, N.A., as administrative agent, U.S. Bank, National Association, as syndication agent, Fleet National Bank, as documentation agent and Guaranty Federal Bank, F.S.B., as managing agent with Bank of America Securities LLC, as sole lead arranger and sole book manager.*

10.10

Supplement and Amendment to Annex 1-A of the Master Repurchase Agreement dated August 17, 2000 and the Master Repurchase Agreement dated as of March 31, 2000 between Bear Stearns International Limited and LNR CMBS Holding Corp.*

10.11

Second Supplemental Indenture dated as of February 8, 2001, between LNR Property Corporation and US Bank Trust National Association, as successor trustee (relating to LNR’s 10½% Senior Subordinated Notes Due 2009.)*

10.12	LNR Property Corporation 2000 Stock Option and Restricted Stock Plan.*

10.13	LNR Property Corporation 2001 Senior Officers Stock Purchase Plan.*

10.14	Annex I to Master Repurchase Agreement Supplemental Terms and Conditions dated as of January 29, 2002 between Delaware Bonds Holdings, Inc., as seller and Deutsche Bank AG, New York Branch, as buyer.*

10.15	Master Repurchase Agreement dated as of March 20, 2002 between Liquid Funding, Ltd. and LNR CMBS Holdings, Corp.*

10.16	Annex I to Master Repurchase Agreement, Supplemental Terms and Conditions, dated as of March 20, 2002 between Liquid Funding, Ltd., as buyer and LNR CBMS Holdings Corp. as seller.*

10.17	Annex I-A to Master Repurchase Agreement, Definitions, dated as of March 20, 2002 between Liquid Funding, Ltd., as buyer and LNR CMBS Holdings Corp. as seller.*

10.18

Annex II to Master Repurchase Agreement, Names and Addresses for Communications Between Parties, dated as of March 20, 2002 between Liquid Funding Ltd., as buyer and LNR CMBS Holdings Corp. as seller.*

10.19	Terms Annex 2002-A to Master Repurchase Agreement dated as of March 20, 2002 between Liquid Funding, Ltd., as buyer and LNR CMBS Holdings Corp. as seller.*

10.20	Terms Annex 2002-B to Master Repurchase Agreement dated as of March 20, 2002 between Liquid Funding, Ltd., as buyer and LNR CMBS Holdings Corp. as seller.*

10.21	Seller Transfer Agreement dated July 9, 2002, among Delaware Securities Holdings, Inc., as sponsor, Delaware Bonds Holdings, Inc., as seller and Debi Equity, Inc., as depositor.*

10.22

Third Amended and Restated Revolving Credit Agreement dated as of November 27, 2002 among LNR Property Corporation and certain of its subsidiaries, the lenders named therein, and Bank of America, N.A., as administrative agent, Guaranty Bank, as syndication agent, and Fleet National Bank and U.S. Bank, National Association, as co-documentation agents with Banc of America Securities LLC, as sole lead arranger and sole book manager.

10.23	Employee Share Repurchase Plan

11.1	Statement Regarding Computation of Earnings Per Share.

12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended November 30, 2002, 2001, 2000, 1999, and 1998.

21.1	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Deloitte & Touche LLP

23.3	Consent of Ernst & Young LLP

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNR PROPERTY CORPORATION

By:	/s/ JEFFREY P. KRASNOFF

Jeffrey P. Krasnoff President, Chief Executive Officer and Director (Principal Executive Officer) February 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name and Signature	Title	Date

/s/ STUART A. MILLER Stuart A. Miller	Chairman of the Board and Director	February 26, 2003

/s/ JEFFREY P. KRASNOFF Jeffrey P. Krasnoff	President, Chief Executive Officer and Director	February 26, 2003

/s/ SHELLY RUBIN Shelly Rubin	Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2003

/s/ STEVEN N. BJERKE Steven N. Bjerke	Controller (Principal Accounting Officer)	February 26, 2003

/s/ BRIAN L. BILZIN Brian L. Bilzin	Director	February 26, 2003

/s/ CHARLES E. COBB, JR. Charles E. Cobb, Jr.	Director	February 26, 2003

/s/ EDWARD THADDEUS FOOTE II Edward Thaddeus Foote II	Director	February 26, 2003

/s/ STEPHEN E. FRANK Stephen E. Frank	Director	February 26, 2003

/s/ CONNIE MACK Connie Mack	Director	February 26, 2003

/s/ STEVEN J. SAIONTZ Steven J. Saiontz	Director	February 26, 2003

CERTIFICATIONS:

I, Jeffrey P. Krasnoff, President and Chief Executive Officer; certify that:

1)	I have reviewed this annual report on Form 10-K of LNR Property Corporation for the period ending November 30, 2002;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003	/s/ JEFFREY P. KRASNOFF
Jeffrey P. Krasnoff President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS:

I, Shelly Rubin, Vice President; Chief Financial Officer (Principal Financial Officer), certify that:

1)	I have reviewed this annual report on Form 10-K of LNR Property Corporation for the period ending November 30, 2002;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003	/s/ SHELLY RUBIN
Shelly Rubin Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS:

I, Jeffrey P. Krasnoff, certify that the Form 10-K for the year ended November 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and that information contained in the Form 10-K for the year ended November 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the issuer.

February 26, 2003	/s/ JEFFREY P. KRASNOFF
Jeffrey P. Krasnoff President and Chief Executive Officer

I, Shelly Rubin, certify that the Form 10-K for the year ended November 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and that information contained in the Form 10-K for the year ended November 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the issuer.

February 26, 2003	/s/ SHELLY RUBIN
Shelly Rubin Vice President and Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT AUDITORS

To the Partners of Lennar Land Partners and Lennar Land Partners II:

We have audited the accompanying combined balance sheets of Lennar Land Partners and Lennar Land Partners II, both of which are general partnerships under common ownership and common management, (collectively, the “Partnerships”) as of November 30, 2002 and 2001 and the related combined statements of operations, partners’ capital and cash flows for each of the three years in the period ended November 30, 2002. These financial statements are the responsibility of the Partnerships’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Lennar Land Partners and Lennar Land Partners II at November 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 7, 2003

LENNAR LAND PARTNERS AND LENNAR LAND PARTNERS II

COMBINED BALANCE SHEETS

	As of November 30,
	2002	2001
	(In thousands)
Assets
Cash	$1,122	8,742
Inventories	152,557	176,633
Operating properties and equipment, net	50,515	45,912
Investments in unconsolidated partnerships	11,458	19,429
Due from affiliate	—	363
Other assets	18,542	24,592

Total assets	$234,194	275,671

Liabilities and partners’ capital
Accounts payable and other liabilities	$17,348	17,781
Deferred revenue	33,430	24,890
Due to affiliate	410	—
Revolving credit facilities	90,786	99,670

Total liabilities	141,974	142,341
Partners’ capital	92,220	133,330

Total liabilities and partners’ capital	$234,194	275,671

See accompanying notes to combined financial statements.

LENNAR LAND PARTNERS AND LENNAR LAND PARTNERS II

COMBINED STATEMENTS OF OPERATIONS

	Years ended November 30,
	2002	2001	2000
	(In thousands)
Revenues
Land sales:
Affiliate homesite sales	$95,377	104,201	112,273
Third party homesite sales	54,561	52,608	87,648
Third party acreage sales	16,484	18,147	15,354

Total land sales	166,422	174,956	215,275
Sales of homes	27,569	—	—
Equity in earnings of unconsolidated partnerships	17,552	21,794	21,218
Club operations	6,498	4,556	3,429
Other	8,049	11,104	16,565

Total revenues	226,090	212,410	256,487

Costs and expenses
Cost of land sales:
Affiliate homesite sales	51,393	68,584	72,700
Third party homesite sales	38,757	44,351	68,911
Third party acreage sales	11,579	7,552	7,936

Total cost of land sales	101,729	120,487	149,547
Cost of homes sold	22,335	—	—
Selling, general and administrative	13,447	19,088	27,862
Management fees paid to affiliate	5,818	5,410	6,504
Club operations	10,131	7,713	3,258

Total costs and expenses	153,460	152,698	187,171

Net earnings	$72,630	59,712	69,316

See accompanying notes to combined financial statements.

LENNAR LAND PARTNERS AND LENNAR LAND PARTNERS II

COMBINED STATEMENTS OF PARTNERS’ CAPITAL

	Years ended November 30,
	Lennar Land Partners Sub, Inc. and Lennar Land Partners Sub II, Inc.	LNR Land Partners Sub, Inc. and LNR Land Partners Sub II, Inc.	Total
	(In thousands)

Balance at November 30, 1999	$114,933	114,933	229,866

Net earnings	34,658	34,658	69,316
Contributions	2,000	2,000	4,000
Distributions	(72,900)	(72,900)	(145,800)

Balance at November 30, 2000	78,691	78,691	157,382

Net earnings	29,856	29,856	59,712
Contributions	5,000	5,000	10,000
Distributions	(46,882)	(46,882)	(93,764)

Balance at November 30, 2001	66,665	66,665	133,330

Net earnings	36,315	36,315	72,630
Contributions	12,500	12,500	25,000
Distributions	(69,370)	(69,370)	(138,740)

Balance at November 30, 2002	$46,110	46,110	92,220

See accompanying notes to combined financial statements.

LENNAR LAND PARTNERS AND LENNAR LAND PARTNERS II

COMBINED STATEMENTS OF CASH FLOWS

	Years ended November 30,
	2002	2001	2000
	(In thousands)
Cash flows from operating activities
Net earnings	$72,630	59,712	69,316
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,235	2,285	1,084
Equity in earnings of unconsolidated partnerships	(17,552)	(21,794)	(21,218)
Gain on sales of operating properties and equipment	(183)	—	(6,782)
Changes in assets and liabilities:
Decrease in inventories	21,000	40,618	36,886
Increase (decrease) in other assets	6,050	(6,094)	2,128
Decrease in accounts payable and other liabilities	(433)	(5,078)	(436)
Increase in deferred revenues	8,540	1,830	17,850
Increase (decrease) in due to / from affiliate	773	(2,188)	1,270

Net cash provided by operating activities	93,060	69,291	100,098

Cash flows from investing activities
Operating properties and equipment:
Additions	(4,073)	(1,654)	(13,650)
Proceeds from sales	494	—	12,252
Investments in unconsolidated partnerships	—	(3,000)	—
Distributions from unconsolidated partnerships	25,523	28,542	23,824

Net cash provided by investing activities	21,944	23,888	22,426

Cash flows from financing activities
Net borrowings (repayments) under revolving credit facilities	(8,884)	(7,562)	68,963
Principal payments for mortgage notes and other debts payable	—	(7,806)	(173,134)
Decrease in restricted cash	—	—	90,000
Contributions received from partners	25,000	10,000	4,000
Distributions to partners	(138,740)	(93,764)	(145,800)

Net cash used in financing activities	(122,624)	(99,132)	(155,971)

Net decrease in cash	(7,620)	(5,953)	(33,447)
Cash at beginning of year	8,742	14,695	48,142

Cash at end of year	$1,122	8,742	14,695

See accompanying notes to combined financial statements.

LENNAR LAND PARTNERS AND LENNAR LAND PARTNERS II

NOTES TO COMBINED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Description of Organization and Operations

Lennar Land Partners (“LLP”) is a Florida general partnership which was formed at the close of business on October 31, 1997 through the contribution of assets and related liabilities by Lennar Land Partners Sub, Inc. (“Lennar Sub I”), a wholly-owned subsidiary of Lennar Corporation (“Lennar”), and by LNR Land Partners Sub, Inc. (“LNR Sub I”), a wholly-owned subsidiary of LNR Property Corporation (“LNR”). All amounts were recorded by LLP at the carrying value of the partners. Lennar Sub I and LNR Sub I each received 50% partnership interests in LLP.

In July 1999, certain assets and liabilities of LLP were contributed at net book value to a second general partnership, Lennar Land Partners II (“LLP II”). Lennar, through Lennar Land Partners Sub II, Inc. (“Lennar Sub II”), and LNR, through LNR Land Partners Sub II, Inc. (“LNR Sub II”), each received 50% partnership interests in LLP II.

Lennar Sub I is the managing general partner of LLP and Lennar Sub II is the managing general partner of LLP II.

LLP and LLP II are under common ownership and management and are engaged in the acquisition, development and sale of land and the sale of homes. Additionally, we own and operate recreational facilities in several of the communities we develop. We also invest in partnerships (and similar entities) which acquire, develop and sell land and, in certain instances, also build and sell homes.

Basis of Combination

The accompanying combined financial statements include our accounts, our wholly-owned subsidiaries and partnerships (and similar entities) in which we hold a controlling interest. Our investments in unconsolidated partnerships in which a significant, but less than controlling, interest is held are accounted for by the equity method. Controlling interest is determined based on a number of factors, which include our ownership interest and participation in the management of the partnerships. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenues from land sales are recognized when a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. Revenues from sales of homes are recognized when the sales are closed and title passes to the new homeowners.

Cash

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Inventories include both land held for development and sale and housing inventories. The cost of land held for development and sale includes direct and indirect costs, capitalized interest and property taxes. The cost of land, major infrastructure, amenities and other common costs are apportioned among the parcels within a real estate community. Homes held for sale are classified as inventories until delivered. Housing start-up costs, construction overhead and selling expenses are expensed as incurred.

Inventories are stated at cost, unless the inventory is determined to be impaired, in which case the impaired inventory is written down to fair value. Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the carrying amount of the asset is reduced to its fair value. Write-downs of inventories deemed to be impaired will be recorded as adjustments to the cost basis of the respective inventory. As of November 30, 2002 and 2001, there were no assets considered impaired under the provisions of this statement.

Interest and Real Estate Taxes

Interest and real estate taxes attributable to land, homes and operating properties are capitalized while they are being actively developed. During 2002, 2001 and 2000, interest incurred was $5.3 million, $8.1 million and $10.5 million, respectively. Interest incurred that is capitalized is relieved to cost of sales when the related properties are sold. Total interest charged to earnings during 2002, 2001 and 2000 was $6.9 million, $7.4 million and $8.1 million, respectively, and was included in both cost of sales and selling, general and administrative expenses in the combined statements of operations.

Operating Properties and Equipment

Operating properties and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. At the time operating properties and equipment are disposed of, the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is charged to earnings. The estimated useful life for land improvements and buildings is 27 to 39 years and for furniture, fixtures and equipment is 2 to 15 years.

We account for the impairment of long-lived assets in accordance with the provisions of SFAS No. 121, as noted above. As of November 30, 2002 and 2001, there were no assets considered impaired under the provisions of this statement.

Other Assets

Other assets are comprised primarily of notes and accounts receivable related to land sales and prepaid impact fees. At November 30, 2002 and 2001, other assets included notes receivable of $9.3 million and $16.4 million, respectively.

Income Taxes

No provision for income taxes has been included in our combined financial statements since the payment of such taxes is the obligation of the partners.

Fair Value of Financial Instruments

Our financial instruments include cash, notes and accounts receivable, accounts payable and the revolving credit facilities. The fair values of cash, notes and accounts receivable and accounts payable approximate the carrying values due to the short-term nature of these instruments. Since the revolving credit facilities have variable interest rates, the revolving credit facilities are tied to market indices and therefore approximate fair value.

Warranty Costs

Warranty reserves for homes are established in an amount estimated to be adequate to cover warranty-related costs for materials and outside labor to be incurred during the warranty period.

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 is effective for us in fiscal 2003. We do not currently believe that the implementation of SFAS No. 144 will have a material impact on our financial condition, results of operations or cash flows.

In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including product warranties. FIN No. 45 also requires recognition of a liability at fair value under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applied only on a prospective basis to guarantees issued after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We do not believe that the implementation of FIN No. 45 will have a material impact on our financial condition, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 provides accounting guidance for consolidation of off-balance sheet entities with certain characteristics (“variable interest entities”). The consolidation requirements apply to variable interest entities created after January 31, 2003 and to variable interest entities that we maintain an interest in after August 31, 2003. We are currently in the process of evaluating all of our investments and other interests in entities that may be deemed variable interest entities under the provisions of FIN No. 46. These include interests in unconsolidated partnerships with assets totaling approximately $88.7 million at November 30, 2002 as discussed in Note 4. Our maximum exposure to loss represents our recorded investment in these partnerships totaling $11.5 million. We believe that many of these interests and entities will not be consolidated and may not ultimately fall under the provisions of FIN No. 46. We cannot make any definitive conclusion until we complete our evaluation.

Reclassifications

Certain prior year amounts in the combined financial statements have been reclassified to conform with the 2002 presentation.

2.	Inventories

Inventories consist of land held for development and sale and housing inventories. Land held for development and sale consists of individual homesites and land parcels for sale to homebuilders, including Lennar. These properties are located in Florida, California and Texas. Inventories are in various stages of development at November 30, 2002 and 2001 and consisted of the following:

	2002	2001
	(In thousands)
Land held for development and sale	$116,214	155,555
Housing	36,343	21,078

	$152,557	176,633

3.	Operating Properties and Equipment

Operating properties and equipment at November 30, 2002 and 2001 consisted of the following:

	2002	2001
	(In thousands)
Community recreational facilities	$53,602	46,254
Sales center	1,164	1,890

Total land and buildings	54,766	48,144
Furniture, fixtures and equipment	3,374	3,574

	58,140	51,718
Accumulated depreciation	(7,625)	(5,806)

	$50,515	45,912

4.	Investments in Unconsolidated Partnerships

Summarized condensed financial information on a combined 100% basis related to our investments in unconsolidated partnerships and similar entities accounted for by the equity method as of November 30, 2002 and 2001 and for the years ended November 30, 2002, 2001 and 2000 was as follows:

	2002	2001
	(In thousands)
Assets:
Cash	$8,986	17,474
Real estate inventories	78,419	95,689
Other assets	1,249	2,823

	$88,654	115,986

Liabilities and equity:
Accounts payable and other liabilities	$19,099	22,799
Notes and mortgages payable	44,239	52,655
Equity of:
The Partnerships	11,458	19,429
Others	13,858	21,103

	$88,654	115,986

	2002	2001	2000
	(In thousands)
Revenues	$99,455	122,006	139,289
Costs and expenses	66,111	79,086	104,852

Net earnings of unconsolidated partnerships	$33,344	42,920	34,437

The Partnerships’ share of net earnings	$17,552	21,794	21,218

At November 30, 2002 and 2001, our equity interests in these partnerships ranged from 36% to 50%. The partnerships follow accounting principles generally accepted in the United States of America. These partnerships are primarily involved in the acquisition, development and sale of residential land. We share in the profits and losses of these partnerships and, when appointed the manager of the partnerships, receive fees for the management of the assets. The outstanding debt of these partnerships is not guaranteed by us. However, both Lennar and LNR provided a 50% limited maintenance guarantee on $25.7 million of the debt of one of our unconsolidated partnerships and a 50% payment guarantee on $3.9 million of the debt of one of our unconsolidated partnerships.

5.	Accounts Payable and Other Liabilities

Accounts payable and other liabilities at November 30, 2002 and 2001 consisted of the following:

	2002	2001
	(In thousands)
Accounts payable	$4,997	5,556
Accrued impact fees	2,831	2,831
Deferred income	1,579	1,983
Accrued property taxes	2,074	1,492
Other liabilities	5,867	5,919

	$17,348	17,781

6.	Deferred Revenue

We entered into a Club Option Agreement whereby we granted to a private equity membership club (the “Club”) the right and option to purchase certain recreational facilities (the “Club Facilities”). Pursuant to the Club Option Agreement, all membership contributions received by the Club are paid to us as a non-refundable option deposit and shall be applied toward the purchase price of the Club Facilities. The purchase price is based on the lesser of a formula as defined in the Club Option Agreement on $85 million. Deferred revenue of $33.4 million and $24.9 million had been collected as of November 30, 2002 and 2001, respectively.

7.	Revolving Credit Facilities

Amounts outstanding under our revolving credit facilities at November 30, 2002 and 2001 consisted of the following:

	2002	2001
	(In thousands)
Revolving credit facilities with floating interest rates (ranging from 4.25% to 6.00% at November 30, 2002), secured by certain real estate, due through 2005	$90,786	99,670

At November 30, 2002 and 2001, we had outstanding borrowings of $45.8 million and $46.9 million, respectively, under a revolving credit facility with a financial institution. The maximum commitment under this facility was $65.0 million, at November 30, 2002. This credit facility is used to acquire land, finance land development and for other general purposes, including distributions to partners. The maturity date of this facility was extended to February 28, 2005. Borrowings under this credit facility are limited by certain borrowing base calculations and are collateralized by real estate in the borrowing base. Interest is payable monthly and is tied to the Prime Rate. The interest rate was 4.25% at November 30, 2002.

At November 30, 2002 and 2001, we had outstanding borrowings of $45.0 million and $52.8 million, respectively, pursuant to a revolving line of credit agreement with a financial institution. This credit facility provides for borrowings of up to $45.0 million and $55.0 million at November 30, 2002 and 2001, respectively, subject to certain borrowing base limitations and is collateralized by real estate. The maximum commitment under this credit facility is scheduled to be reduced by $30.0 million and $15.0 million in fiscal 2003 and 2004, respectively. Interest is payable monthly and is based on LIBOR. The interest rate at November 30, 2002 was 6.00%. Lennar and LNR provide limited maintenance guarantees on this obligation.

The minimum aggregate principal maturities of revolving credit facilities subsequent to November 30, 2002 are as follows (in millions): 2003 - $30.0; 2004 - $15.0; and 2005 - $45.8. Our debt arrangements contain certain financial covenants. At November 30, 2002, we were in compliance with these covenants.

8.	Related Party Transactions

Lennar is paid a monthly fee for managing our day-to-day operations. As manager, Lennar is also entitled to reimbursement for all out-of-pocket expenses directly incurred in its capacity as manager (the “Direct Expenses”) including, but not limited to, costs and expenses of employees (salary, bonus and benefits), contractors, agents, professional fees, telephone, travel, productions and reproductions of documents and postage. Direct expenses are recorded in either selling, general and administrative expenses or in club operation expenses in the combined statements of operations. In addition to the Direct Expenses, Lennar shares some of its employees, contractors, agents, facilities and equipment and other expenses with us (the “Indirect Expenses”). The reimbursement for the Indirect Expenses is reflected as management fees paid to affiliate in the combined statements of operations. We reimbursed Lennar $1.4 million, $1.2 million and $2.8 million for Direct Expenses in 2002, 2001 and 2000, respectively, and $5.8 million, $5.4 million and $6.5 million for Indirect Expenses in 2002, 2001 and 2000, respectively. Additionally, during 2001, an agreement was entered into whereby Lennar is the general contractor for homes being built and sold by us and receives a fee for the general contractor services. In 2002 and 2001, such fee received by Lennar was $2.6 million and $0.8 million, respectively. General contractor fees are recorded in inventories and expensed to cost of homes sold when the homes are closed.

In the ordinary course of business, we sell land to Lennar. During 2002, these land sales amounted to $83.0 million in revenues and generated gains totaling $40.7 million. During 2001, these land sales amounted to $104.2 million in revenues and generated gains totaling $35.6 million. During 2000, these land sales amounted to $112.3 million in revenues and generated gains totaling $39.6 million. In 2002, we also sold land to LNR for $12.4 million and recognized a gain of $3.3 million. Amounts paid by Lennar and LNR for land sales approximate fair value.

At November 30, 2002, Lennar and LNR provided limited maintenance guarantees on certain indebtedness totaling $45.0 million of our debt. Additionally, both Lennar and LNR provided a 50% limited maintenance guarantee on $25.7 million of the debt of one of our unconsolidated partnerships and a 50% payment guarantee on $3.9 million of the debt of one of our unconsolidated partnerships. During 2000, we paid the partners guarantee fees totaling $0.03 million. No guarantee fees were paid to the partners in 2002 and 2001.

Lennar funds the deficits of the community recreational facilities of our non-master planned communities. During 2001 and 2000, we received deficit funding from Lennar of $0.3 million, and $0.5 million, respectively, which has been recorded as a reduction to costs and expenses of club operations in the combined statements of operations. No deficit funding was received in 2002.

At November 30, 2002, we owed Lennar $0.4 million for advances, Indirect Expenses and Direct Expenses. At November 30, 2001, Lennar owed us $0.4 million for advances, Indirect Expenses and Direct Expenses.

9.	Commitments and Contingent Liabilities

We are subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate which we do in the routine conduct of our business.

We are parties to various claims, legal actions and complaints arising in the ordinary course of business. In our opinion, the disposition of these matters will not have a material adverse effect on our financial condition or results of operations.

Through an arrangement with Lennar as managing partner, we are committed, under various letters of credits, to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under this arrangement totaled approximately $16.3 million at November 30, 2002.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Members of Madison Square Company LLC:

We have audited the accompanying balance sheets of Madison Square Company LLC (the Company) as of December 31, 2002 and 2001, and the related statements of income, members’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Square Company LLC at December 31, 2002 and 2001, and the results of its operations and its cash flows each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

January 15, 2003

Miami, Florida

MADISON SQUARE COMPANY LLC

BALANCE SHEETS

	As of December 31,
	2002	2001
	(In thousands)
Assets
Cash and cash equivalents	$2,874	5,010
Investment securities	1,140,466	1,466,049
Other assets	5	41

Total assets	$1,143,345	1,471,100

Liabilities and members’ equity
Accounts payable and accrued expenses	$2,183	3,060
Loan payable to affiliate	764,333	1,024,102

Total liabilities	766,516	1,027,162

Members’ equity	376,829	443,938

Total liabilities and members’ equity	$1,143,345	1,471,100

See accompanying notes to financial statements.

MADISON SQUARE COMPANY LLC

STATEMENTS OF INCOME

	Years ended December 31,
	2002	2001	2000
	(In thousands)
Revenues
Interest income	$92,314	186,712	227,342
Other income	5,968	18,790	19,863

Total revenues	98,282	205,502	247,205

Expenses
General and administrative expenses	8,226	9,666	9,604
Impairment charges	21,542	—	—
Interest expense	34,740	57,386	91,061

Total expenses	64,508	67,052	100,665

Net income	$33,774	138,450	146,540

See accompanying notes to financial statements.

MADISON SQUARE COMPANY LLC

STATEMENTS OF MEMBERS’ EQUITY

	Madison Square Management LLC	Madison Square Equity, Inc.	LNR Madison Square, Inc.	BPF LLC	SunAmerica Life Insurance Co.	BPF/LNR Partnership	Total Members’ Equity
	(In thousands)
Balance at January 1, 2000	$707	151,903	100,403	100,403	38,788	—	392,204
Distributions to members	(3,188)	(40,302)	(30,138)	(30,138)	(9,551)	—	(113,317)
Net income	3,248	53,264	38,703	38,703	12,622	—	146,540

Balance at December 31, 2000	767	164,865	108,968	108,968	41,859	—	425,427
Distributions to members	(1,709)	(44,836)	(31,384)	(31,384)	(10,626)	—	(119,939)
Net income	1,742	52,057	36,157	36,157	12,337	—	138,450

Balance at December 31, 2001	800	172,086	113,741	113,741	43,570	—	443,938
Distributions to members	(1,674)	(37,403)	(26,471)	(26,471)	(8,864)	—	(100,883)
Net income	1,552	11,224	9,169	9,169	2,660	—	33,774

Balance at December 31, 2002	$678	145,907	96,439	96,439	37,366	—	376,829

See accompanying notes to financial statements.

MADISON SQUARE COMPANY LLC

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
	(In thousands)
Operating activities:
Net income	$33,774	138,450	146,540
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount	(22,734)	(32,945)	(20,052)
Interest received on CMBS in excess of interest income	2,753	4,766	7,964
Impairment charges	21,542	—	—
Changes in operating assets and liabilities:
Decrease in other assets	36	86	90
Decrease in accounts payable and accrued expenses	(877)	(2,072)	(643)

Net cash provided by operating activities	34,494	108,285	133,899

Investing activity:
Proceeds from principal and interest collections on investment securities	324,022	89,114	140,821

Net cash provided by investing activity	324,022	89,114	140,821

Financing activities:
Principal payments on loan payable to affiliate	(259,769)	(74,603)	(164,440)
Cash distributions to members	(100,883)	(119,939)	(113,317)

Net cash used in financing activities	(360,652)	(194,542)	(277,757)

Net (decrease) increase in cash and cash equivalents	(2,136)	2,857	(3,037)
Cash and cash equivalents at beginning of year	5,010	2,153	5,190

Cash and cash equivalents at end of year	$2,874	5,010	2,153

See accompanying notes to financial statements.

MADISON SQUARE COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Nature of Business

Madison Square Company LLC, a Delaware limited liability company, was formed on March 25, 1999, for the purpose of investing in unrated and noninvestment grade rated commercial mortgage backed securities (CMBS), as further discussed in Notes 2 and 3.

Our members currently consist of BPF/LNR Partnership (BPF/LNR), a non-equity managing member, and as nonmanaging members, Madison Square Management LLC (Madison), a 0.1815% member, Madison Square Equity, Inc. (Madison Equity), a 39.0084% member, LNR Madison Square, Inc. (LNR), a 25.78285% member, BPF LLC (BPF LLC), a 25.78285% member, and SunAmerica Life Insurance Co. (SunAmerica), a 9.2444% member.

The Operating Agreement sets forth the basis for capital contributions, allocations and distributions to the members including allocations of profits and losses, special allocations for tax purposes and distributions of cash flow from us.

We will cease to exist on March 31, 2004, unless sooner terminated or further extended pursuant to the provisions in the Operating Agreement.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statements of cash flow, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Concentrations of credit risk and market risk associated with cash and cash equivalents are considered low due to the credit quality of the issuers of the financial instruments held by us and due to their short duration to maturity.

Investment Securities

Investment securities, which consist of investments in rated and unrated portions of various issues of CMBS and a participating whole loan pool, are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Practice Bulletin (“PB”) No. 6, “Amortization of Discounts on Certain Acquired Loans.” SFAS No. 115 requires that debt and equity securities that have determinable fair values be classified as available-for-sale unless they are classified as held-to-maturity or trading. Securities classified as held-to-maturity are carried at amortized cost because they are purchased with the positive intent and ability to hold to maturity. At December 31, 2002 and 2001, all investment securities held by us are classified as held-to-maturity. PB No. 6 originally applied to any purchased loan for which it is not probable that the undiscounted future cash collections will be sufficient to recover the face amount of the loan and contractual interest. SFAS No. 115, which was issued subsequent to PB No. 6, clarified the method to use when testing for and the accounting treatment of impairments of debt securities. This guidance effectively superseded certain provisions promulgated under PB No. 6, but allowed for the continued use of cost recovery accounting. Under PB No. 6, if the amounts and timing of collections, whether characterized as interest or principal, are not reasonably estimable and the ultimate collectibility of the acquisition amount of the loan and the discount is not probable, the loan should be accounted for using the cost-recovery method. Under the cost recovery method, the security should be carried at the lesser of its carrying amount and its probable undiscounted cash flows, and any interest payments received are applied against the carrying value of the investment.

Interest Income Recognition

In accordance with Emerging Issues Task Force (“EITF”) No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” we recognize interest income on our CMBS using the effective interest method, which results in a level yield over the projected life of the investments. Changes in estimated yields occur due to revisions in estimates of future credit losses, losses incurred and actual prepayment speeds. Changes in estimated yields are accounted for prospectively. During 2002, 2001 and 2000 we recognized income based upon yields ranging from approximately 5% to 43.4%, 5.1% to 44.5% and 11.3% to 34.3% respectively, with a weighted average yield of 10.9%, 13.7% and 14.9%, respectively. Interest income is not recognized for securities accounted for under the cost recovery method. During 2002, $24.5 million in interest payments received were recorded as a reduction of the amortized cost of securities accounted for under the cost recovery method. No securities were accounted for under the cost recovery method in 2001 or 2000.

In addition to the interest received from its CMBS, we receive cash payments for additional fees assessed to borrowers of the loans underlying the CMBS. In accordance with SFAS No. 91, “Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” we defer the income from these fees until the underlying loan has been repaid.

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

Reclassifications

Certain items in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

3.	Investment Securities

Investment securities are stated at amortized cost which represents actual cost adjusted for discount accretion using the effective interest method. Investment securities, which are held-to-maturity, consist of the following:

	December 31,
	2002	2001
	(In thousands)
Certificate face value	$1,578,501	1,933,347
Purchase discount, net	(438,035)	(467,298)

	$1,140,466	1,466,049

In general, principal payments on each class of security are made in the order of the stated maturities of each class so that no payment of principal will be made on any class until all classes having an earlier maturity date have been paid in full. Each security is, in effect, subordinate to other securities of classes with earlier maturities. The principal repayments on a particular class are dependent upon collections on the underlying mortgages, affected by prepayments and extensions, and as a result, the actual maturity of any class of securities may differ from its stated maturity. In addition, we have an investment in a participating whole loan pool and have been receiving principal payments from this investment. At December 31, 2002, our investment securities, with stated maturities through 2023, have coupon rates ranging from 4.76% to 8.31%.

The investments represent securities that are collateralized by pools of mortgage loans on commercial real estate assets located across the country. Concentrations of credit risk with respect to these securities are limited due to the diversity of the underlying loans across geographical areas and diversity among property types. In addition, we only invest in these securities when one of our affiliates perform significant due diligence analysis on the real estate supporting the underlying loans and when we have the right to select an affiliate as special servicer for the entire securitization. The special servicer impacts the performance of the securitization by using its loan workout and asset management expertise to resolve nonperforming loans.

During 2002, we placed several securities on the cost recovery method in accordance with PB No. 6. The total face value and amortized cost of securities accounted for under the cost recovery method at December 31, 2002 totaled $748.4 million and $597.7 million, respectively. During 2001, no securities were accounted for under the cost recovery method.

We evaluate our securities for impairment whenever events or changes in circumstances cause the underlying cash flows to be adversely affected. For securities not on the cost recovery method and accounted for under the provisions of SFAS No. 115 and EITF No. 99-20, an impairment charge is recorded if the fair value of the security has declined below its amortized cost and the decline in fair value is other than temporary. In accordance with EITF No. 99-20, impairment is considered to be other than temporary if the present value of the currently estimated total cash flows related to the security is less than the present value of the previously estimated total cash flows of that security discounted using the current level yield used to recognize income. During 2002, we recognized impairment charges of $3.1 million for securities in accordance with EITF No. 99-20. For securities accounted for under the cost recovery method in accordance with PB No. 6, an impairment charge is recorded if the probable undiscounted cash flows of the security have declined below its amortized cost. During 2002, we recorded impairment charges of $18.4 million related to securities accounted for under the cost recovery method in accordance with PB No. 6. There were no impairment charges recorded in 2001 or 2000.

4.	Loan Payable to Affiliate

The purchases of the investments were partially financed by loans under our credit facility of $1.76 billion from Credit Suisse First Boston Mortgage Capital, LLC (CSFB), an affiliate of Madison and Madison Equity. The loans are collateralized by substantially all of our assets and had an original maturity of March 31, 2002. The Credit Agreement provides for two one-year extensions. Upon each extension, the underlying interest rate will increase by 100 basis points. On December 13, 2001, we provided CSFB with the first extension notice pursuant to the Credit Agreement. On December 11, 2002 we provided CSFB with the second extension notice pursuant to the Credit Agreement. The extended maturity will now be March 31, 2004. Interest is payable at a rate per annum equal to the sum of the adjusted LIBOR plus 125 basis points during the original term of the facility (3.18% at December 31, 2001) and LIBOR plus 225 basis points during the first extension period (3.67% at December 31, 2002).

We have the option to prepay the loans at any time prior to the maturity date without penalty. The Credit Agreement allowed for additional borrowings through March 31, 2000. As of December 31, 2002, we had no available borrowings under the Credit Agreement.

Pursuant to the Credit Agreement, the borrower is required to make interest and principal payments on a monthly basis. Principal payments are made as defined in the Credit Agreement. Interest payments made to CSFB totaled $34.9 million and $59.2 million for the years ended December 31, 2002 and 2001, respectively.

5.	Related Party Transactions

Management Fees

The Operating Agreement, as amended, provides for management fees to be paid to the managing partnership, BPF/LNR, which distributes a portion of the fee to Lennar Partners, Inc. (LPI), an affiliate of LNR, and Terra Management LLC (Terra), an affiliate of Madison and Madison Equity. The remainder of the fee is distributed to BPF LLC and LNR, the partners of BPF/LNR.

The management fee is calculated as 1.5%, per annum, of the Net Cash Flow Value, as defined, payable on a quarterly basis in arrears. During 2002, 2001 and 2000 we incurred management fees of approximately

$5.3 million, $6.8 million and $7.0 million respectively. At December 31, 2002 and 2001, included in accounts payable and accrued expenses is approximately $1.0 million and $1.7 million, respectively, related to this fee.

Other

During 2002, 2001 and 2000, we reimbursed affiliates approximately $2.3 million, $2.2 million and $2.0 million, respectively, for certain overhead expenses including payroll, rent and other administrative expenses.

6.	Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (FAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value of expected future cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates could not be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument.

At December 31, 2002 and 2001, the carrying amounts of cash and cash equivalents, investment securities and loan payable to affiliate approximate fair value. Cash and cash equivalents approximate fair value due to their short duration to maturity. The fair value of investment securities was based on quoted market prices, where available. If such prices were not available, the fair market value was calculated by discounting the estimated future cash flows at a rate that approximates current market. The loan payable to affiliate approximates fair value as it is primarily tied to market rates of interest.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of LNR Property Corporation and Subsidiaries:

We have audited the consolidated financial statements of LNR Property Corporation and subsidiaries (the “Company”) as of November 30, 2002 and 2001, and for each of the three years in the period ended November 30, 2002, and have issued our report thereon dated January 15, 2003; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company, listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 15, 2003

LNR PROPERTY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended November 30, 2002, 2001, and 2000

	Beginning Balance	Additions		Deductions		Ending Balance
Description		Charged to Costs and Expenses	Charged to Other Accounts
	(In thousands)
Year ended November 30, 2002
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$2,341	1,599	51	(720)		3,271

Deferred income and unaccreted discounts	$3,961	801	3,301	(1,903	)(A)	6,160

Loan loss reserve	$2,490	—	1,135	(148)		3,477

Year ended November 30, 2001
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$1,555	1,718	224	(1,156)		2,341

Deferred income and unaccreted discounts	$4,183	—	1,455	(1,677	)(A)	3,961

Loan loss reserve	$2,038	—	588	(136)		2,490

Year ended November 30, 2000
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$597	958	—	—		1,555

Deferred income and unaccreted discounts	$5,360	—	—	(1,177	)(A)	4,183

Loan loss reserve	$2,038	—	—	—		2,038

Notes:

(A)	Includes accretion of discounts.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (D)(E)

Year Ended November 30, 2002

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period			Accumulated Depreciation(B)	Date of Completion of Construction	Date Acquired
Description	Encumbrances	Land	Building and Improvements	Improvements	Carrying Costs	Land(A)	Buildings(A)	Total(C)
	(In thousands)
Rental:
Office Property:
GA	$52,140	$5,238	$20,020	$37,315	$2,525	$5,238	$59,860	$65,098	$9,917	1999	1996
NC	33,395	4,480	40,320	582		4,480	40,902	45,382	3,071	Completed when acquired	2000
FL	22,200	7,721	31,180	5,644		7,721	36,824	44,545	3,750	Completed when acquired	1999
CA	88,022	16,654	15,104	106,920	5,439	36,646	107,472	144,117	11,007	Under Construction	1998
Shopping Center:
CA	—	42,131	7,619	467		42,131	8,086	50,217	85	Under Construction	2002
Other miscellaneous
properties which are individually less than 5% of total	315,541	79,897	145,070	229,097	7,785	98,673	363,176	461,849	32,694	Various	Various

	$511,298	$156,121	$259,313	$380,025	$15,749	$194,889	$616,320	$811,208	$60,524

Notes:

(A)	Includes related improvements and capitalized carrying costs.
(B)	Depreciation is calculated using the straight-line method over the estimated useful lives which vary from 10 to 40 years.
(C)	The aggregate gross cost of the listed property for Federal income tax purposes was $755,532,074 at November 30, 2002.
(D)	The listed real estate includes operating properties completed or under construction.
(E)	Reference is made to Notes 1, 7 and 11 of the consolidated financial statements.
(F)	The changes in the total cost of real estate properties and accumulated depreciation for the three years ended November 30, 2002 follows:

	2002	2001	2000
	(In thousands)
Cost:
Balance at beginning of year	$764,238	859,267	1,005,652
Additions, at cost	173,371	159,040	335,239
Cost of real estate sold	(189,359)	(238,873)	(152,016)
Transfers	62,958	(15,196)	(329,608)

Balance at end of year	$811,208	764,238	859,267

Accumulated depreciation:
Balance at beginning of year	$49,578	47,826	39,192
Depreciation and amortization charged against earnings	20,620	20,837	27,850
Depreciation on real estate sold	(11,085)	(17,674)	(8,663)
Transfers	1,411	(1,411)	(10,553)

Balance at end of year	$60,524	49,578	47,826

LNR PROPERTY CORPORATION AND SUBSIDIARIES

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

November 30, 2002

Description	Interest Rate		Final Maturity Date	Periodic Payment Terms	Prior Liens	Principal Amount of Mortgages	Carrying Amount of Mortgages(A)(B)(D)	Principal Amount of Loans Subject to Delinquent Principal Interest
						(In thousands)
B-Notes secured by real estate:
Office building / Retail center—GA, MN, TX	Libor+650		2003	Interest Only		$39,889	39,892
Office building—CA	Libor+671		2003	Interest Only		35,000	34,075
Mixed use—MA	Libor+675		2004	Interest Only		34,500	34,519
Office building—IL	Libor+650		2004	Interest Only		32,000	32,026
Hotel—FL, CA & NY	Libor+850		2003	Interest Only		30,000	30,000
Hotel—NY	Libor+700		2002	Interest Only		21,000	21,000
Mixed use—NY	Libor+625		2004	Interest Only		19,000	19,038
Office building / Industrial—AL, FL, GA, IL, KY, TN, WI	Libor+987		2003	Interest Only		17,500	17,562
Apartment building—NY	Libor+625		2004	Interest Only		16,500	16,512
Industrial—MI	Libor+700		2005	Principal and Interest		15,952	15,969
Retail center—CA	Libor+750		2003	Interest Only		15,000	15,019
Convention center—VA	Libor+700		2003	Interest Only		14,600	14,615
Hotel—CA, FL, NC, NY, OH, TN	Libor+555		2003	Interest Only		12,835	12,847
Apartment communities—CA	Libor+625		2003	Interest Only		12,100	12,100
Office building—CA	11.00%		2005	Principal and Interest		10,979	11,005
Office building—CA	Libor+530		2004	Interest Only		10,000	9,590
Office building—MO	Libor+481		2004	Interest Only		9,600	9,134
Office building—NY	Libor+580		2003	Interest Only		9,000	9,000
Office building—NY	Libor+650		2003	Interest Only		9,000	9,048
Hotel—TN	Libor+700		2004	Interest Only		6,600	6,562
Office building / Restaurant—TX	Libor+372		2004	Interest Only		6,150	5,681
Retail Center — MN, MO, NV	17.00%		2005	Principal and Interest		3,198	3,214

						380,403	378,408

Other first mortgage loans secured by real estate:
Office building—TN	21.00%		2002	Interest Only		13,667	13,527
Retail Center—AZ	6.50%		2003	Interest Only		12,190	12,190
Other	6.00%–11.75%		2001-2017	Various		8,981	4,956	1,717

						34,838	30,673	1,717

Mezzanine loans secured by real estate:
Apartment communities—TX	Prime+550		2004	Interest Only		4,544	4,544
Residential development—CA	Prime+300+500		2001	Varying Payment		3,680	3,680	3,680
Apartment communities—TX	Prime + 550		2004	Interest Only		3,272	3,272
Residential development—CA	22.00%		2003	Varying Payment		2,787	2,787
Residential development—CA	Prime+200	(C)	2004	Varying Payment		2,751	2,751
Residential development—CA	Prime+200	(C)	2004	Varying Payment		2,700	2,700
Residential development—CA	22.00%		2003	Varying Payment		1,791	1,791
Residential development—CA	Prime+200	(C)	2005	Varying Payment		1,609	1,609
Residential development—CA	22.00%		2003	Varying Payment		1,517	1,517

						24,651	24,651	3,680

						439,892	433,732	5,397
Loan Loss Reserve							(3,477)

						$439,892	430,255	5,397

Notes:

(A)	For Federal income tax purposes, the aggregate basis of the listed mortgages was $440,761,000 at November 30, 2002.
(B)	Carrying amounts are net of accreted discounts.
(C)	The base interest for this loan is prime plus 2%, with a floor of 9%.
(D)	The changes in the carrying amounts of mortgages for the years ended November 30, 2002, 2001, and 2000 follows:

	2002	2001	2000
	(In thousands)
Balance at beginning of year	$331,517	243,987	152,827
Additions (deductions):
New mortgage loans, net	180,768	195,830	164,655
Collections of principal	(90,057)	(113,413)	(74,806)
Accretion of discount	1,967	5,290	1,177
Change in loan loss reserve	(987)	(452)	—
Transfers and other	7,047	275	134

Balance at end of year	$430,255	331,517	243,987

EXHIBIT INDEX

Exhibit Number	Description

10.22

Third Amended and Restated Revolving Credit Agreement dated as of November 27, 2002 among LNR Property Corporation and certain of its subsidiaries, the leaders named therein, and Bank of America, N.A., as administrative agent, Guaranty Bank, as syndication agent, and Fleet National Bank and U.S. Bank, National Association, as co-documentation agents with Banc of America Securities LLC, as sole lead arranger and sole book manager.

10.23	Employee Share Repurchase Plan

11.1	Statement Regarding Computation of Earnings Per Share.

12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended November 30, 2002, 2001, 2000, 1999, and 1998.

21.1	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Deloitte & Touche LLP

23.3	Consent of Ernst & Young LLP