Form 10-Q
period 2003-02-28
LNR PROPERTY CORP
filed 2003-04-14
CIK 1043044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑  NO  ☐

Common shares outstanding as of the end of the current fiscal quarter:

Common	21,767,235
Class B Common	9,783,768

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	February 28, 2003	November 30, 2002
(In thousands, except per share amounts)
Assets
Cash and cash equivalents	$10,426	5,711
Restricted cash	4,606	2,524
Investment securities	1,226,436	1,127,313
Mortgage loans, net	395,076	430,255
Operating properties and equipment, net	748,769	747,178
Land held for investment	56,379	56,980
Investments in unconsolidated partnerships	362,409	360,981
Assets held for sale	—	21,700
Other assets	85,285	82,232

Total assets	$2,889,386	2,834,874

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$6,207	14,087
Accrued expenses and other liabilities	230,579	206,440
Liabilities related to assets held for sale	—	20,740
Mortgage notes and other debts payable	1,538,512	1,465,729

Total liabilities	1,775,298	1,706,996

Minority interests	1,878	1,722

Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Common stock, $.10 par value, 150,000 shares authorized, 21,767 and 23,189 shares issued and outstanding in 2003 and 2002, respectively	2,177	2,319
Class B common stock, $.10 par value, 40,000 shares authorized, 9,784 shares issued and outstanding in both 2003 and 2002	978	978
Additional paid-in capital	468,864	489,948
Retained earnings	517,244	510,204
Unamortized value of restricted stock grants	(6,278)	(7,077)
Accumulated other comprehensive earnings	129,225	129,784

Total stockholders’ equity	1,112,210	1,126,156

Total liabilities and stockholders’ equity	$2,889,386	2,834,874

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

	(Unaudited)
	Three Months Ended February 28,
	2003	2002
(In thousands, except per share amounts)
Revenues
Rental income	$31,098	24,447
Management and servicing fees	9,476	10,722

Total revenues	40,574	35,169

Other operating income
Equity in earnings of unconsolidated partnerships	20,863	11,977
Interest income	44,444	45,061
Gains on sales of:
Real estate	7,529	7,701
Investment securities	—	1,608
Other	1,335	92

Total other operating income	74,171	66,439

Costs and expenses
Cost of rental operations	15,839	12,091
General and administrative	21,507	18,553
Depreciation	6,310	5,903
Minority interests	236	531
Interest	23,897	22,618

Total costs and expenses	67,789	59,696

Earnings before income taxes	46,956	41,912
Income taxes	16,670	13,621

Earnings from continuing operations	30,286	28,291

Discontinued operations:
(Loss) earnings from operating properties sold or held for disposal, net of tax	(94)	9
Gain on sales of operating properties, net of tax	4,601	—

Earnings from discontinued operations	4,507	9

Net earnings	$34,793	28,300

(continued)

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS—CONTINUED

	(Unaudited)
	Three Months Ended February 28,
	2003	2002
Weighted average shares outstanding:
Basic	32,018	33,685

Diluted	32,961	35,086

Earnings per share from continuing operations:
Basic	$0.95	0.84

Diluted	$0.92	0.81

Earnings per share from discontinued operations:
Basic	$0.14	—

Diluted	$0.14	—

Net earnings per share:
Basic	$1.09	0.84

Diluted	$1.06	0.81

Dividends declared per share:
Common stock	$0.0125	0.0125

Class B common stock	$0.01125	0.01125

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

	(Unaudited)
	Three Months Ended February 28,
	2003	2002
(In thousands)
Net earnings	$34,793	28,300

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during the period	1,154	(15,422)
Less: reclassification adjustment for (gains) losses on available-for-sale securities included in net earnings	(6,043)	376
Unrealized gain (loss) on foreign currency translation	4,338	(70)
Unrealized (loss) gain on derivative financial instruments	(8)	634

Other comprehensive loss, net of tax	(559)	(14,482)

Comprehensive earnings	$34,234	13,818

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended February 28,
(In thousands)	2003	2002
Cash flows from operating activities:
Net earnings	$34,793	28,300
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,401	6,039
Minority interests	236	531
Accretion of discount on CMBS and mortgage loans	(1,325)	(5,848)
Amortization of deferred costs	1,608	1,448
Equity in earnings of unconsolidated partnerships	(20,863)	(11,977)
Distributions of earnings from unconsolidated partnerships	28,249	11,598
Interest received on CMBS in excess of income recognized	7,270	6,215
Gains on sales of real estate	(14,661)	(7,701)
Gains on sales of investment securities	—	(1,608)
Gains on derivative financial instruments	(1,334)	(111)
Changes in assets and liabilities:
Increase in other assets	(1,693)	(6,225)
Increase in accounts payable and accrued liabilities	5,648	2,759

Net cash provided by operating activities	44,329	23,420

Cash flows from investing activities:
Operating properties and equipment:
Additions	(8,701)	(45,676)
Sales	19,139	—
Land held for investment:
Additions	(1,444)	(23,402)
Sales	6,184	28,020
Investments in unconsolidated partnerships	(19,228)	(22,103)
Distributions of capital from unconsolidated partnerships	16,910	6,915
Purchase of mortgage loans held for investment	(20,073)	(20,653)
Proceeds from mortgage loans held for investment	65,143	25,761
Purchase of investment securities	(117,207)	(19,791)
Proceeds from principal collections on and sales of investment securities	18,086	24,264
(Increase) decrease in restricted cash	(2,082)	23,005
Proceeds from sales and syndications of affordable housing partnership interests	4,436	4,829

Net cash used in investing activities	(38,837)	(18,831)

Cash flows from financing activities:
Proceeds from stock option exercises and stock purchase plan sales	696	888
Purchase and retirement of treasury stock	(49,290)	—
Payment of dividends	(384)	(419)
Net distributions to minority partners in consolidated entities	(80)	(632)
Net proceeds (payments) under repurchase agreements and revolving credit lines	58,702	(39,786)
Mortgage notes and other debts payable:
Proceeds from borrowings	12,175	37,459
Principal payments	(22,596)	(549)

Net cash used in financing activities	(777)	(3,039)

Net increase in cash and cash equivalents	4,715	1,550
Cash and cash equivalents at beginning of period	5,711	6,578

Cash and cash equivalents at end of period	$10,426	8,128

(Continued)

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—CONTINUED

	(Unaudited)
	Three Months Ended February 28,
(In thousands)	2003	2002
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$25,031	25,827
Cash paid for taxes	$4,276	281
Supplemental disclosure of non-cash investing and financing activities:
Purchases of investment securities financed by seller	$3,989	—
Purchases of mortgage loans financed by seller	$—	12,375
Mortgage loan received on sale of operating property	$10,000	—
Supplemental disclosure of non-cash transfers:
Transfer of other assets to investments in unconsolidated partnerships	$—	3,611

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

Notes To Unaudited Consolidated Condensed Financial Statements

1. Basis of Presentation and Consolidation

The accompanying unaudited consolidated condensed financial statements include our accounts and those of our wholly-owned subsidiaries. We consolidate the assets, liabilities, and results of operations of entities (both corporations and partnerships) in accordance with Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries – an amendment of ARB No. 51, with related amendments of Accounting Principles Board (“APB”) Opinion No. 18 and ARB No. 43, Chapter 12,” and the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.”

Variable interest entities (“VIEs”) represent entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with FIN No. 46, we consolidate VIEs in which we have a variable interest or a combination of variable interests that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, based on an assessment performed at the time we become involved with the entity. We re-assess consolidation of VIEs only if we sell or dispose of all or part of our variable interest to unrelated third parties, acquire additional interests in the entity or if the entity’s governing documents or the contractual arrangements among the parties involved change.

For entities not deemed to be VIEs, we consolidate those entities in which we own a majority of the voting securities or interests, except in those instances in which the minority voting interest owner effectively participates through substantive participative rights, as discussed in Emerging Issues Task Force (“EITF”) 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Substantive participative rights include the ability to select, terminate, and set compensation of the investee’s management, and the ability to make capital and operating decisions of the investee, including budgets, in the ordinary course of business.

We also invest in organizations with varying structures, many of which do not have voting securities or interests, such as general partnerships, limited partnerships, and limited liability companies. In many of these structures, control of the partnership generally rests with the general partners or managing members, while other members hold passive interests. The general partner or managing member can hold anywhere from a relatively small percentage of the total financial interests to a majority of the financial interests. Where we serve as a general partner or managing member, we are considered to have the controlling financial interest and therefore that investee is consolidated, regardless of our financial interest percentage, unless there are other limited partners or investing members that effectively participate through substantive participative rights as outlined in EITF 96-16. When we consolidate these entities, the ownership interests of the minority parties are reflected as minority interests. In those circumstances where we, as majority owner, cannot cause the entity to take actions that are significant in the ordinary course of business, because such actions could be vetoed by the minority owner, we do not consolidate the entity.

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

All significant intercompany transactions and balances among consolidated entities and intercompany profits and/or losses with unconsolidated partnerships have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 2002 audited financial statements in our Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying unaudited consolidated condensed financial statements have been made.

2. Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share calculations for the three months ended February 28, 2003 and 2002:

	Three Months Ended February 28,
(In thousands, except per share amounts)	2003	2002
Numerator
Numerator for basic and diluted earnings per share:
Earnings from continuing operations	$30,286	28,291
Earnings from discontinued operations	4,507	9

Net earnings	$34,793	28,300

Denominator
Denominator for basic earnings per share – weighted average shares	32,018	33,685
Effect of dilutive securities:
Stock options	357	602
Restricted stock	562	782
Other	24	17

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	32,961	35,086

Earnings per share from continuing operations:
Basic	$0.95	0.84

Diluted	$0.92	0.81

Earnings per share from discontinued operations:
Basic	$0.14	—

Diluted	$0.14	—

Net earnings per share:
Basic	$1.09	0.84

Diluted	$1.06	0.81

3. Investment Securities

Total fair value of our investment securities at February 28, 2003 and November 30, 2002 includes $605.2 million and $497.3 million, respectively, of investment securities pledged to creditors which can be repledged or sold by creditors under reverse repurchase agreements.

4. Stock-Based Compensation

We have adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” effective November 30, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148 and SFAS No. 123, we continue to apply the accounting provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with regard to the measurement of employee compensation cost for options granted under our one equity compensation plan. No stock-based employee compensation cost is reflected in net income as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in SFAS No. 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

	Three Months Ended February 28,
(In thousands, except per share amounts)	2003	2002
Net earnings, as reported	$34,793	28,300
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	539	515
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,136)	(1,113)

Pro forma net earnings	$34,196	27,702

Net earnings per share:
Basic—as reported	$1.09	0.84

Basic—pro forma	$1.07	0.82

Diluted—as reported	$1.06	0.81

Diluted—pro forma	$1.04	0.79

5. Commitments and Contingencies

We are obligated, under various types of agreements, to provide certain guarantees and other commitments which totaled $224.2 million at February 28, 2003, none of which is reflected in our financial statements. Included in this amount are $25.5 million of commitments to fund capital contributions to unconsolidated partnerships required by partnership agreements or pursuant to approved annual business plans. In addition, we provide certain guarantees which totaled $198.7 million at February 28, 2003, which are discussed in Note 6.

6. Guarantees

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others.” FIN No. 45 requires certain guarantees to be recorded at fair value and also requires significant new disclosures related to guarantees, even when the likelihood of making any payments under the guarantees are remote. FIN No. 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, a liability, or an equity security of the guaranteed party. We have applied the recognition and measurement provisions of FIN No. 45 prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on our results of operations or financial position.

In the ordinary course of business, we provide various guarantees which are included under the recognition, measurement and disclosure provisions of FIN No. 45, including: (i) standby letters of credit, generally to enhance credit or guarantee our performance under certain contractual obligations; (ii) guarantees of debt, generally in order for unconsolidated partnerships in which we own interests to obtain financing for the acquisition and development of their properties; (iii) limited maintenance guarantees, generally to certain of our partnerships’ lenders which may require us to fund partnership debt obligations to maintain a loan-to-value ratio or upon default by the borrower; (iv) surety bond reimbursement guarantees, generally to support our development obligations under certain development agreements with various municipalities; and (v) guarantees in connection with our syndication of affordable housing tax credits, generally to provide additional funding to cover operating cash flow deficiencies, maintain specified debt service coverage ratios and cover financing shortfalls to projects upon completion if a project’s permanent financing were insufficient to pay off the project’s construction loan. These guarantees have varying expiration dates ranging from less than one year to 17 years, and total approximately $198.7 million at February 28, 2003. The fair value of these types of guarantees issued after December 31, 2002, was not material. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have recorded $1.1 million of liabilities related to obligations under certain guarantees, where payments are considered both probable and reasonably estimable.

7. New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142, and that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. SFAS No. 142 is effective for the fiscal year ending November 2003 and the interim periods within fiscal year 2003. The adoption of SFAS No. 142 did not have a material effect on our results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to our amount of the related asset and depreciated over the life of the asset. The liability is accreted each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. We adopted the provisions of SFAS No. 143 for the quarter ending February 28, 2003. The adoption of SFAS No. 143 did not have a material effect on our results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for the fiscal year ending November 30, 2003, and the interim periods within fiscal 2003. The provisions of this statement generally are to be applied prospectively. As indicated in Note 8, we adopted the provisions of SFAS No. 144 effective December 1, 2002. SFAS No. 144 requires us to present all operating properties classified as held for sale separately on our balance sheet, and all properties sold or classified as held for sale as discontinued operations in our statement of earnings. Prior periods are to be restated for comparative purposes. The adoption of this statement did not have a material impact on our net earnings. It did, however, impact the presentation of our financial position and operating results. Specifically, each time we sell a property or classify it as held for sale, we are required to restate our statement of earnings for the current year, as well as prior years, for comparability purposes.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under prior practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an activity being exited or long-lived assets being disposed. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002, and were adopted by us on December 1, 2002. The adoption of SFAS No. 146 did not have a material effect on our results of operations or financial position.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others.” FIN No. 45 requires certain guarantees to be recorded at fair value and also requires significant new disclosures related to guarantees, even when the likelihood of making any payments under the guarantees are remote. FIN No. 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, a liability, or an equity security of the guaranteed party. We adopted the new disclosure requirements of FIN No. 45 for the quarter ended February 28, 2003. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of FIN No. 45 did not have a material effect on our results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which is intended to clarify the application of ARB No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46 requires us to consolidate variable interest entities (“VIEs”) in which we have a variable interest or a combination of variable interests that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. We are required to assess whether or not we are required to consolidate the VIE at the time we become involved with the entity. Reconsideration of this assessment is required only if we sell or otherwise dispose of all or part of our variable interest to unrelated third parties, if we acquire additional interests in the entity, or if the entity’s governing documents or the contractual arrangements among the parties involved change. An entity is considered to be a VIE subject to consolidation if either (i) the total equity investment at risk is not greater than the expected losses of the entity or (ii) as a group, the other equity holders lack (a) the ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the residual returns of the entity. We have adopted the provisions of FIN No. 46 for variable interests in VIEs created after January 31, 2003, and plan to adopt the provisions of FIN No. 46 in the quarter ending November 30, 2003 for variable interests in VIEs created before February 1, 2003. The adoption of FIN No. 46 for variable interests in VIEs created after January 31, 2003 did not have a material effect on our results of operations or financial position.

We are in the process of evaluating all of our investments and other interests in entities created before February 1, 2003, that may be deemed VIEs under the provisions of FIN No. 46. These include (i) interests in CMBS pools in which we have invested or act as special servicer, the face amount of which amounted to approximately $67.1 billion, (ii) real estate related joint ventures with assets totaling approximately $2.5 billion, and (iii) investments in mezzanine loans with underlying assets totaling approximately $116.4 million, at February 28, 2003. Our maximum exposure to loss as a result of our involvement with VIEs represents our recorded investment in these assets of approximately $1.4 billion and the guarantees we provided to these entities of approximately $143.2 million, at February 28, 2003. Although, we believe that many of these entities will not be consolidated and may not ultimately fall under the provisions of FIN No. 46, we cannot make any definitive conclusion until we complete our evaluation.

8. Assets Held for Sale

As indicated in Note 7, we adopted the provisions of SFAS No. 144, effective December 1, 2002. In accordance with SFAS No. 144, we have presented all operating properties classified as held for sale separately on our consolidated condensed balance sheets, and the operating results of all properties sold or classified as held for sale as discontinued operations in our consolidated condensed statements of earnings, as described below. The activities related to these real estate properties are reported in our real estate properties segment.

In the normal course of our business, we acquire, develop, redevelop, or reposition real estate properties, and then sell those properties that have reached optimal values. Because we sell properties on a regular basis, in accordance with SFAS No. 144, we will be reflecting the operating results of properties sold or held for sale as discontinued operations on an ongoing basis. During the quarter ended February 28, 2003, we sold one such property and have reflected this property’s operating results, including the gain on sale, as “discontinued operations” in our consolidated condensed statements of earnings and its assets and liabilities as “held for sale” in our consolidated condensed balance sheets for periods prior to the sale, in accordance with SFAS No. 144. At February 28, 2003, none of our real estate operating properties was considered held for sale as defined by SFAS No. 144.

Assets held for sale was comprised of the following:

(In thousands)	November 30, 2002
Assets
Operating properties and equipment, net	$18,449
Other assets	3,251

Total assets	$21,700

Liabilities
Accrued expenses and other liabilities	$1,005
Mortgage notes and other debts payable	19,735

Total liabilities	$20,740

The related results of discontinued operations for the three months ended February 28, 2003 and 2002, were as follows:

	Three Months Ended February 28,
(In thousands)	2003	2002
Rental income	$653	706
Gains on sales of real estate	7,132	—

Cost of rental operations	260	120
Depreciation	91	136
Interest	447	436

Total costs and expenses	798	692

Earnings before income taxes	6,987	14
Income taxes	2,480	5

Net earnings	$4,507	9

9. Reclassifications

Certain reclassifications have been made to the prior year consolidated condensed financial statements to conform to the current year presentation.

10. Subsequent Event

During March 2003, we sold $235 million principal amount of 5.5% contingent convertible senior subordinated notes (the “Notes”) due 2023. The Notes can be converted into our common stock at a conversion price per share of $45.28 under certain circumstances, including when the market price of our common stock is more than 120% of the conversion price. We will have the right to redeem the Notes for cash beginning in 2008. If we call the Notes for redemption, holders will be able to convert them even if they would not normally be convertible at that time. Holders will have the right to require us to repurchase the Notes in 2010 and 2017. If holders require us to repurchase the Notes, we will be able to pay the repurchase price in cash or with shares of our common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SOME OF THE STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE “FORWARD-LOOKING STATEMENTS” AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. GENERALLY, THE WORDS “BELIEVE,” “EXPECT,” “INTEND,” “ANTICIPATE,” “WILL,” “MAY” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD LOOKING STATEMENTS IN THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO (I) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH WE OWN PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY US ARE LOCATED, (II) CHANGES IN INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (III) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (IV) CHANGES IN INTEREST RATES, (V) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES, (VI) CHANGES IN AVAILABILITY OF CAPITAL OR THE TERMS ON WHICH IT IS AVAILABLE, (VII) CHANGES IN AVAILABILITY OF QUALIFIED PERSONNEL AND (VIII) CHANGES IN GOVERNMENT REGULATIONS, INCLUDING, WITHOUT LIMITATION, ENVIRONMENTAL REGULATIONS. SEE OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 2002, FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES APPLICABLE TO OUR BUSINESS.

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

1. RESULTS OF OPERATIONS

Adoption of SFAS No. 144

On December 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that whenever we sell or hold for sale, a commercial real estate property that has its own operations and cash flows, we must reclassify the revenues and expenses of that property, both with regard to the current period and with regard to the past, as elements of earnings from discontinued operations, and we must treat our profits or losses on sales of those properties as gains or losses from discontinued operations. As we expect to sell properties on a regular basis, we will be reflecting properties sold or held for sale as discontinued operations on an ongoing basis. Because our real estate properties business consists of continuously acquiring properties, enhancing their value and selling them, sales of individual properties are an important part of our real estate property business. Therefore, we believe, reclassifying our operating income from properties we sell or hold for sale, and treating our gain or loss from sale of those properties as discontinued operations, makes it difficult to determine and evaluate from our statements of earnings the performance of our real estate properties business. Because of that, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and particularly in the section regarding Real Estate Properties, we provide information that combines revenues, expenses and gains on sales with regard to properties we have sold or hold for sale, which are reflected on our statements of earnings as discontinued operations, with the operating income from commercial properties we continue to own which are not classified as held for sale. Our management uses this combined information in evaluating the performance of the real estate properties business, and believes investors may find the information helpful for this purpose as well.

The following table shows the effects of the combination with regard to the quarters ended February 28, 2003 and 2002:

	Three Months ended February 28, 2003			Three Months Ended February 28, 2002
(In thousands)	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
Revenues
Rental income	$31,098	653	31,751	24,447	706	25,153
Management and servicing fees	9,476	—	9,476	10,722	—	10,722

Total revenues	40,574	653	41,227	35,169	706	35,875

Other operating income
Equity in earnings of unconsolidated partnerships	20,863	—	20,863	11,977	—	11,977
Interest income	44,444	—	44,444	45,061	—	45,061
Gains on sales of:
Real estate	7,529	7,132	14,661	7,701	—	7,701
Investment securities	—	—	—	1,608	—	1,608
Other	1,335	—	1,335	92	—	92

Total other operating income	74,171	7,132	81,303	66,439	—	66,439

Costs and expenses
Cost of rental operations	15,839	260	16,099	12,091	120	12,211
General and administrative	21,507	—	21,507	18,553	—	18,553
Depreciation	6,310	91	6,401	5,903	136	6,039
Minority interests	236	—	236	531	—	531
Interest	23,897	447	24,344	22,618	436	23,054

Total costs and expenses	67,789	798	68,587	59,696	692	60,388

Earnings before income taxes	46,956	6,987	53,943	41,912	14	41,926
Income taxes	16,670	2,480	19,150	13,621	5	13,626

Earnings from continuing operations	30,286	4,507	34,793	28,291	9	28,300

Discontinued operations
(Loss) earnings from operating properties sold or held for disposal, net of tax	(94)	94	—	9	(9)	—
Gains on sales of operating properties, net of tax	4,601	(4,601)	—	—	—	—

Earnings from discontinued operations	4,507	(4,507)	—	9	(9)	—

Net earnings	$34,793	—	34,793	28,300	—	28,300

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

The following is a summary of our results of operations for the quarters ended February 28, 2003 and 2002, after allocating among the core business segments certain non-corporate general and administrative expense:

	Three Months Ended February 28, 2003			Three Months Ended February 28, 2002
(In thousands)	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
Revenues and other operating income
Real Estate Properties	$59,774	7,785	67,559	36,366	706	37,072
Real Estate Loans	12,610	—	12,610	11,509	—	11,509
Real Estate Securities	42,361	—	42,361	53,733	—	53,733

Total revenues and other operating income	114,745	7,785	122,530	101,608	706	102,314

Costs and expenses
Real Estate Properties	30,144	351	30,495	24,984	256	25,240
Real Estate Loans	1,121	—	1,121	1,663	—	1,663
Real Estate Securities	6,713	—	6,713	4,539	—	4,539
Corporate and interest	29,811	447	30,258	28,510	436	28,946

Total costs and expenses	67,789	798	68,587	59,696	692	60,388

Earnings before income taxes
Real Estate Properties	29,630	7,434	37,064	11,382	450	11,832
Real Estate Loans	11,489	—	11,489	9,846	—	9,846
Real Estate Securities	35,648	—	35,648	49,194	—	49,194
Corporate and interest	(29,811)	(447)	(30,258)	(28,510)	(436)	(28,946)

Earnings before income taxes	46,956	6,987	53,943	41,912	14	41,926
Income taxes	16,670	2,480	19,150	13,621	5	13,626

Earnings from continuing operations	30,286	4,507	34,793	28,291	9	28,300

Discontinued operations
Earnings from operating properties sold or held for disposal, net of tax	(94)	94	—	9	(9)	—
Gains on sales of operating properties, net of tax	4,601	(4,601)	—	—	—	—

Earnings from discontinued operations	4,507	(4,507)	—	9	(9)	—

Net earnings	$34,793	—	34,793	28,300	—	28,300

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

Three months ended February 28, 2003 compared to three months ended February 28, 2002

Net earnings for the quarter ended February 28, 2003 were $34.8 million compared to $28.3 million for the same period in 2002. The quarter-over-quarter improvement in net earnings was primarily attributable to (i) an increase in equity in earnings of unconsolidated partnerships, primarily due to a gain a real estate property partnership realized on the sale of a portion of its interest in a portfolio of land, (ii) higher gains on sales of real estate property assets, (iii) an increase in net rents from our real estate properties business, reflecting properties previously under development or being repositioned which were completed and where tenants took occupancy and started paying rent, and (iv) higher interest income from our real estate loan business. These increases were offset somewhat by (i) lower interest income from our real estate securities business and (ii) an increase in income tax expense.

Total revenues and other operating income excluding amounts related to properties we have sold or held for sale that were treated in our financial statements as discontinued operations (“as reported basis”) were $114.7 million for the quarter ended February 28, 2003, compared to $101.6 million for the same period in 2002. Total revenues and other operating income including amounts related to properties we have sold or held for sale (“combined basis”) were $122.5 million for the quarter ended February 28, 2003, compared to $102.3 million for the same period in 2002. The quarter-over-quarter improvement is primarily due to higher equity in earnings from unconsolidated partnerships, increased rental income and, on a combined basis, higher gains on sales of assets.

Real estate properties

	Three Months Ended February 28, 2003			Three Months Ended February 28, 2002
(In thousands)	As Reported	Discontinued Operations	Combined (1)	As Reported	Discontinued Operations	Combined (1)
Revenues
Rental income	$31,098	653	31,751	24,447	706	25,153
Management fees	683	—	683	983	—	983
Other operating income
Equity in earnings of unconsolidated partnerships	20,396	—	20,396	3,164	—	3,164
Interest income	68	—	68	71	—	71
Gains on sales of real estate	7,529	7,132	14,661	7,701	—	7,701

Total revenues and other operating income	59,774	7,785	67,559	36,366	706	37,072

Costs and expenses
Cost of rental operations	15,839	260	16,099	12,091	120	12,211
General and administrative	7,767	—	7,767	6,915	—	6,915
Depreciation	6,310	91	6,401	5,903	136	6,039
Minority interests	228	—	228	75	—	75

Total costs and expenses (2)	30,144	351	30,495	24,984	256	25,240

Earnings before income taxes	$29,630	7,434	37,064	11,382	450	11,832

Balance sheet data:
Operating properties and equipment, net	$748,769	—	748,769	738,702	18,449	757,151
Assets held for sale	—	—	—	21,700	(21,700)	—
Land held for investment	56,379	—	56,379	43,679	—	43,679
Investments in unconsolidated partnerships	253,345	—	253,345	232,837	—	232,837
Other assets	46,759	—	46,759	40,218	3,251	43,469

Total segment assets	$1,105,252	—	1,105,252	1,077,136	—	1,077,136

(1)	See discussion entitled, “Adoption of SFAS No. 144.”
(2)	Does not include interest expense.

Real estate properties include office buildings, rental apartment communities (market-rate and affordable housing communities, substantially all of which qualify for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code), industrial/warehouse facilities, hotels, retail centers and land that we acquire, develop, reposition, manage and sell. These properties may be wholly-owned or owned through partnerships that are either consolidated or accounted for by the equity method, and therefore reflected on our balance sheet only as an investment in unconsolidated partnerships. Real estate properties also include our 50% interest in Lennar Land Partners (“LLP”), an unconsolidated partnership accounted for under the equity method which is engaged in the acquisition, development and sale of land and the development and sale of homes. Total revenues and other operating income from real estate properties include rental income from consolidated operating properties, equity in earnings of unconsolidated partnerships that own and operate real estate properties, gains on sales of properties or interests in those unconsolidated partnerships, and fees earned from managing those partnerships. Costs and expenses include the direct costs of operating the real estate properties, the related depreciation and the overhead associated with managing the properties and some of the partnerships.

Three months ended February 28, 2003 compared to three months ended February 28, 2002

Earnings before income taxes from real estate properties on an as reported basis were $29.6 million for the quarter ended February 28, 2003, compared to $11.4 million for the same period in 2002. Earnings before income taxes from real estate properties on a combined basis were $37.1 million for the quarter ended February 28, 2003, compared to $11.8 million for the same period in 2002. This increase was primarily due to an increase in equity in earnings of unconsolidated partnerships, higher net rents and, on a combined basis, higher gains on sales of real estate property assets.

On an as reported basis, total rental income and cost of rental operations increased to $31.1 million and $15.8 million, respectively, for the three-month period ended February 28, 2003, compared to $24.4 million and $12.1 million, respectively, for the same period in 2002. On a combined basis, total rental income and cost of rental operations increased to $31.8 million and $16.1 million, respectively, for the three-month period ended February 28, 2003, compared to $25.2 million and $12.2 million, respectively, for the same period in 2002. Net rents grew as properties that were previously under development or being repositioned were completed and tenants took occupancy and started paying rent.

On an as reported basis, gains on sales of real estate were $7.5 million for the quarter ended February 28, 2003, compared to $7.7 million for the same period in 2001. On a combined basis, gains on sales of real estate were $14.7 million for the quarter ended February 28, 2003, compared to $7.7 million for the same period in 2002. Gains on sales of real estate property assets fluctuate from quarter to quarter primarily due to the timing of asset sales.

Equity in earnings of unconsolidated partnerships increased by $17.2 million for the quarter ended February 28, 2003, compared to the same period in 2002. This increase was primarily due to higher earnings from one partnership which is involved in the development of approximately 585 acres of commercial and residential land in Carlsbad, California. The partnership sold 75% of its interest in the land during the quarter for a gain.

The net book value of operating properties and equipment with regard to various types of properties we own at February 28, 2003, together with the yield and the occupancy for the stabilized operating properties follows:

(In thousand. except percentages)	Net Book Value	Occupancy Rate (1)	Yield on Net Book Value (2)
Market-rate operating properties
Stabilized operating properties
Office	$274,339	90%	13%
Retail	13,842	90%	13%
Industrial / warehouse	33,999	100%	14%
Ground leases	11,057	100%	20%

Commercial	333,237	95%	13%
Hotel	16,017	59%	2%

	349,254		13%

Under development or repositioning
Office	199,149
Retail	62,793

Commercial	261,942
Hotel	55,412

	317,354

Total market-rate operating properties	666,608

Affordable housing communities	69,142
Furniture, fixtures and equipment	13,019

Total	$748,769

(1)	Occupancy rate at February 28, 2003.
(2)	Yield for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses during the quarter, multiplied by four.

As of February 28, 2003 and 2002, approximately 52% and 50%, respectively of our market-rate operating properties (including properties subsequently sold), based on net book value, had reached stabilized occupancy levels and were yielding in total 13% on net book value as of both periods.

Occupancy levels for our stabilized commercial real estate properties (including properties subsequently sold) were at 95% at February 28, 2003, compared to 97% at February 28, 2002.

Approximately 48% of our market-rate properties are in various stages of development or redevelopment. Our investment in these properties decreased to $317.4 million at February 28, 2003, from $347.7 million at February 28, 2002, primarily reflecting the stabilization of several development/repositioning properties in 2002, some of which have been sold. These properties were yielding 4% on net book value at February 28, 2003 and February 28, 2002.

We entered the business of owning, developing and syndicating affordable housing communities in 1998. In this business, we create or enter into partnerships that hold interests in multi-family real estate properties that are eligible for affordable housing tax credits granted under Section 42 of the Internal Revenue Code. Initially our strategy was to retain the tax credits generated through owning the majority of the partnership interests in the affordable housing communities and then using those credits to reduce our overall effective tax rate. However, the demand for credits has since increased significantly and we found we could generate higher returns on our investment by selling the credits instead of using them. We therefore have shifted our strategy away from owning the majority of the partnership interests in the affordable housing communities toward syndicating those interests. After such syndications, we continue to hold small interests (typically ranging from less than 1% to

10%) in these partnerships and provide certain limited guarantees to the investors. We may also continue to manage the communities and/or provide tax compliance and other services on behalf of the investors, for which we receive fees. As a result of the shift in strategy, our total investment in affordable housing communities, as well as the amount of tax credits we hold and utilize to reduce our tax rate, have continued to decline. Pre-tax operating margins for the affordable housing communities are generally lower than for market-rate rentals. However, we receive our desired yield from these investments after adding in (i) the impact of lower income taxes as a result of the tax credits and other related tax deductions and (ii) profits from sales of tax credits to others.

The net investment in our affordable housing communities at February 28, 2003 was as follows:

(In thousands)
Operating properties	$69,142
Investments in unconsolidated partnerships	53,916
Debt and other	(54,325)

Net investment in affordable housing communities	$68,733

As of February 28, 2003, we had been awarded and held rights to approximately $88 million in gross tax credits, compared with approximately $140 million in gross tax credits at February 28, 2002. The decrease in tax credits primarily reflects the syndication of partnership interests. Our net investment in affordable housing communities at February 28, 2003 was approximately $68.7 million, compared to approximately $92.8 million at February 28, 2002. The decrease in our net investment primarily reflects the syndication of partnership interests. For syndications of affordable housing communities under development, we receive a substantial portion of the syndication proceeds after the syndication occurs as the properties are completed and leased up. Our net investment is expected to decrease further as the properties in the syndicated partnerships are completed and leased up.

Real estate loans

	Three Months Ended February 28,
(In thousands)	2003	2002
Revenues
Management fees	$511	707
Other operating income
Interest income	11,744	9,706
Equity in earnings of unconsolidated partnerships	354	1,115
Other	1	(19)

Total revenues and other operating income	12,610	11,509

Costs and expenses
General and administrative	1,121	1,222
Minority interests	—	441

Total costs and expenses(1)	1,121	1,663

Earnings before income taxes	$11,489	9,846

Balance sheet data:
Mortgage loans, net	$395,076	339,453
Investments in unconsolidated partnerships	8,146	8,768
Other investments	—	55,332
Other assets	1,658	2,253

Total segment assets	$404,880	405,806

(1)	Does not include interest expense.

Real estate loans include our direct investments in high yielding loans, as well as our discount loan portfolio investments, owned primarily through unconsolidated partnerships, and related loan workout operations. Total revenues and other operating income from real estate loans include interest income, equity in earnings of unconsolidated partnerships and management fees earned from those partnerships. Costs and expenses include the overhead associated with servicing the loans and managing the partnerships.

Over the past three years, the majority of investing activity within the real estate loan segment has been in structured junior participations in short- to medium-term variable-rate real estate loans (“B-notes”), most of which represent participations in first mortgage loans. Most of our B-note investments are match-funded with variable-rate debt of similar term. To date, we have not experienced any delinquencies in our B-note portfolio.

Three months ended February 28, 2003 compared to three months ended February 28, 2002

Earnings before income taxes from real estate loans increased to $11.5 million for the quarter ended February 28, 2003, from $9.8 million for the same period in 2002. This increase was primarily attributable to higher interest income.

Interest income from real estate loans increased 21% to $11.7 million for the quarter ended February 28, 2003, from $9.7 million for the same period in 2002. This increase was primarily due to a higher average level of loan investments, as well as income in the first quarter of 2003 realized from the payoff of several loan investments owned at a discount, partially offset by the impact of lower interest rates on floating-rate loans. Most of our floating-rate interest income from our real estate loan segment is earned on our B-notes.

During the quarter ended February 28, 2003, we funded three additional B-note investments for $21.7 million, and received $55.8 million for the payoff in full of four B-note investments, bringing the total B-note principal balance to $344.5 million at February 28, 2003.

Real estate securities

	Three Months Ended February 28,
(In thousands)	2003	2002
Revenues
Management and servicing fees	$8,282	9,032
Other operating income
Interest income	32,632	35,284
Equity in earnings of unconsolidated partnerships	113	7,698
Gains on sales of investment securities	—	1,608
Other	1,334	111

Total revenues and other operating income	42,361	53,733

Costs and expenses
General and administrative	6,705	4,524
Minority interests	8	15

Total costs and expenses (1)	6,713	4,539

Earnings before income taxes	$35,648	49,194

Balance sheet data:
Investment securities	$1,226,436	1,186,045
Investments in unconsolidated partnerships	100,918	123,402
Other assets	21,816	27,504

Total segment assets	$1,349,170	1,336,951

(1)	Does not include interest expense.

Real estate securities include unrated and non-investment grade rated subordinated CMBS which are collateralized by pools of mortgage loans on commercial and multi-family residential real estate properties. It also includes our investment in Madison Square Company LLC (“Madison”), a limited liability company that invests primarily in CMBS, as well as investments in entities in related businesses. Total revenues and other operating income from real estate securities include interest income, equity in the earnings of Madison, gains on sales of investment securities, servicing fees from acting as special servicer for CMBS transactions and fees earned from managing Madison. Costs and expenses include the overhead associated with managing the investments and Madison, and costs of the special servicing responsibilities.

Three months ended February 28, 2003 compared to three months ended February 28, 2002

Earnings before income taxes from real estate securities decreased to $35.6 million for the quarter ended February 28, 2003, from $49.2 million for the same period in 2002. Earnings were lower primarily due to (i) a decrease in equity in earnings of unconsolidated partnerships, (ii) lower interest income associated with our CMBS portfolio, (iii) lower gains on sales of CMBS and (iv) an increase in operating expenses.

Equity in earnings of unconsolidated partnerships decreased $7.6 million for the quarter ended February 28, 2003, compared to the same period in 2002. The decline in earnings was primarily due to reduced income from Madison due to lower interest income resulting from the timing and amount of expected principal collections related to short-term floating-rate securities owned by the venture. The venture was formed in March 1999. At the end of the first quarter, our 25.8% investment in Madison, which owned approximately $1.5 billion face amount of CMBS at February 28, 2003, was $96.2 million. In addition to our investment in the venture, we maintain a significant ongoing role in the venture, for which we earn fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services. We received $3.9 million in cash distributions and fees from Madison during the first quarter of 2003 and since its inception, have received $145.0 million in cash distributions and fees from Madison, on an original investment of $90.1 million

For the quarter ended February 28, 2003, interest income from wholly-owned CMBS investments decreased to $32.6 million from $35.3 million for the same period in 2002. This decrease was primarily due to the early collection of cash discounts on more seasoned transactions in the prior year and lower overall yields in the current year, offset in part by net purchases of CMBS investments.

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

Since we invest in subordinated classes of CMBS, we generally do not receive principal payments until the principal of the senior classes of an issue are paid in full. However, we have already begun to receive principal payments from 15 classes of our CMBS securities, and an additional 22 classes (excluding securities sold in the resecuritization transaction in the third quarter of 2002) have reached economic maturity either through the collection of principal, liquidation of the trust, or sale. Through the resecuritization transaction, an additional 18 classes of securities and portions of 116 other classes were sold. Actual loss experience to date, particularly for older transactions (3 to 9 years in age), is significantly lower than we originally underwrote. Therefore, changes to original estimated yields have resulted in improved earnings from these transactions. We believe these improvements resulted primarily from our conservative due diligence and success in managing and working out the underlying loans and stable real estate fundamentals. However, the positive experience on these older transactions will not necessarily translate into yield improvements on newer investments.

During the quarter ended February 28, 2003, we acquired $239.4 million face amount of non-investment grade fixed-rate CMBS for $121.0 million. The following is a summary of the CMBS portfolio we held at February 28, 2003:

	Face Amount	Weighted Average Interest Rate	Book Value	% of Face Amount	Weighted Average Cash Yield (1)	Weighted Average Book Yield (2)
	(In thousands, except percentages)
Fixed-rate
BB rated or above	$534,254	6.11%	$400,834	75.0%	7.4%	9.5%
B rated	484,402	6.22%	241,930	49.9%	11.2%	12.6%
Unrated	1,147,573	6.33%	242,826	21.2%	28.8%	26.3%

Total	2,166,229	6.25%	885,590	40.9%	14.3%	15.0%
Floating-rate/short-term
BB rated or above	21,239	4.56%	17,941	84.5%	5.4%	4.9%
B rated	23,256	7.80%	22,313	95.9%	8.1%	8.9%
Unrated	109,558	10.79%	85,756	78.3%	13.1%	13.4%

Total	154,053	9.44%	126,010	81.8%	11.0%	11.4%
Total amortized cost	2,320,282	6.46%	1,011,600	43.6%	13.9%	14.6%

Excess of fair value over amortized cost	—		214,836

Total CMBS portfolio (3)	$2,320,282		$1,226,436

(1)	Cash yield is determined by annualizing the actual cash received during the month of February 2003, and dividing the result by the book value at February 28, 2003.
(2)	Book yield is determined by annualizing the interest income for the month of February 2003, and dividing the result by the book value at February 28, 2003.
(3)	This table excludes CMBS owned through unconsolidated partnerships.

At February 28, 2003, our overall annualized weighted average cash and book yields were slightly less than 14% and 15%, respectively, compared with approximately 15% and 17%, respectively, at February 28, 2002. The decline in overall annualized cash and book yields in the first quarter of 2003 compared to the first quarter of 2002, was due to the impact of the lower interest rate environment and the early collection of cash discounts on more seasoned transactions in the prior year. Book yields compared to the prior year were also impacted by changes in expected cash flow estimates.

During the quarter ended February 28, 2002, we sold three CMBS securities at or above par for a gain of $1.6 million. No CMBS securities were sold during the quarter ended February 28, 2003. Gains on sales of securities can fluctuate from period to period depending on the timing of asset sales.

Operating expenses increased to $6.7 million during the quarter ended February 28, 2003 compared to $4.5 million for the same period in 2002. This increase is primarily due to increased personnel and out-of-pocket expenses directly related to the growth of our CMBS portfolio.

Corporate and Interest Expense

Three months ended February 28, 2003 compared to three months ended February 28, 2002

Corporate costs and expenses remained flat at $5.9 million for the quarter ended February 28, 2003 and for the same period in 2002.

On an as reported basis, interest expense increased to $23.9 million for the quarter ended February 28, 2003 from $22.6 million for the same period in 2002. On a combined basis, interest expense increased to $24.3 million for the quarter ended February 28, 2003 from $23.1 million for the same period in 2002. This increase was primarily due to higher average debt balances, partially offset by lower interest rates. The weighted average interest rate on outstanding debt was 5.8% at February 28, 2003, compared to 6.4% at February 28, 2002.

Income Tax Expense

Three months ended February 28, 2003 compared to three months ended February 28, 2002

On an as reported basis, income tax expense increased to $16.7 million for the quarter ended February 28, 2003, from $13.6 million for the same period in 2002. On a combined bases, income tax expense increased to $19.2 million for the quarter ended February 28, 2003, from $13.6 million for the same period in 2002. On both basis, the effective tax rate was 35.5% for the first quarter of 2003, compared to 32.5% for the same period in 2002. This increase in the effective tax rate was primarily due to an increase in state taxes and lower affordable housing tax credits.

2. LIQUIDITY AND FINANCIAL RESOURCES

Our operating activities provided $44.3 million of cash for the quarter ended February 28, 2003, compared to $23.4 million for the same period in 2002. This increase in cash provided by operating activities was primarily due to higher net earnings after adjusting for the effects of non-cash items, whose contributions to cash flow are reflected in cash from investing activities below, a lower increase in other assets and a higher increase in accounts payable and accrued liabilities.

Our investing activities used $38.8 million of cash for the quarter ended February 28, 2003, compared to $18.8 million for the same period in 2002. This increase in cash used in investing activities was primarily due to (i) a higher level of purchases of investment securities, (ii) lower proceeds from sales of land and investment securities, and (iii) an increase in restricted cash. These increases in cash used in investing activities were partially offset by (i) a lower level of purchases of operating properties and land, (ii) higher proceeds from collections on mortgage loans, primarily due to collections on four B-note investments that paid-off in full during the current quarter, (iii) higher proceeds from sales of operating properties, and (iv) greater distributions and lower investments of capital in our unconsolidated partnership interests.

Our financing activities used $0.8 million of cash for the quarter ended February 28, 2003, compared to $3.0 million for the same period in 2002. This decrease in cash used in financing activities was primarily due to higher net borrowings under repurchase agreements and revolving credit lines, offset by (i) more purchases of treasury stock under our stock buy-back program and (ii) higher payments and lower borrowings under our mortgage notes and other debts payable.

We continue to diversify our capital structure and to manage our debt position with a combination of short-, medium- and long-term financings with a goal of properly matching the maturities of our debt with the expected lives of our assets.

At February 28, 2003, we had approximately $1.23 billion of available liquidity, which included approximately $1.19 billion of cash and availability under credit facilities, and approximately $39 million under committed project level term financings.

We have a $380.0 million unsecured revolving credit facility, which matures in July 2006 assuming a one-year extension option is exercised. At February 28, 2003, $95.0 million was outstanding under this facility, and we had $38.9 million of outstanding standby letters of credit utilizing the facility. The facility contains certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities. Subsequent to quarter end, we received an additional financing commitment of $10.0 million, increasing the total maximum availability under this facility to $390.0 million.

We have various secured revolving lines of credit with an aggregate commitment of $339.3 million, of which $207.9 million was outstanding at February 28, 2003. These lines are collateralized by CMBS and mortgage loans and mature through July 2007. Subsequent to quarter end, we received a financing commitment to increase one of the secured revolving lines of credit by an additional $17 million.

We have financed some of our purchases of CMBS under reverse repurchase obligation facilities (“repos”), which are in effect borrowings secured by the CMBS. The repo agreements contain provisions which may require us to repay amounts or post additional collateral prior to the scheduled maturity dates if the market value of the bonds which collateralize them significantly declines. Therefore, if the market value of our CMBS falls significantly, we could be required either to use cash flow we need to operate and grow our business or to sell assets at a time when it may not be most appropriate for us to do so, to generate cash needed to repay amounts under repo obligations.

At February 28, 2003, we had eight repo facilities through which we financed selected CMBS and loans. The first facility had a commitment and outstanding balance of $30.0 million and is required to be paid in full by June 2004. The second facility had a commitment of $50.0 million with no outstanding balance at February 28, 2003, and matures in June 2003. The third facility had a commitment of $100.0 million with no outstanding balance at February 28, 2003, and matures in January 2005. The fourth facility had a commitment of $100.0 million with no outstanding balance at February 28, 2003, and matures in February 2006. We guaranteed the obligations of our subsidiaries under these four facilities. The fifth facility is a $150.0 million non-recourse facility, which matures in April 2005, and had an outstanding balance of $61.0 million at February 28, 2003. The sixth facility is a $100.0 million non-recourse facility, which matures in April 2007, and had an outstanding balance of $36.0 million at February 28, 2003. The seventh facility is a $75.0 million non-recourse facility with no outstanding balance at February 28, 2003, and matures in February 2006. The eighth facility is a $430.0 million limited recourse facility, which matures in January 2005, and had an outstanding balance of $107.0 million at February 28, 2003.

Additionally, we received seller financing in the form of term repos for two specific CMBS transactions. These agreements had an aggregate commitment and outstanding balance of $15.6 million at February 28, 2003 and expire through August 2004. We have guaranteed $11.9 million of the obligations of our subsidiaries under these facilities.

We received seller financing in the form of term loans for three specific CMBS transactions. We do not guarantee these loans. We also received seller financing in the form of a term loan for one mortgage loan investment, which we have guaranteed. These term loans had an outstanding balance of $34.6 million at February 28, 2003 and expire through September 2003.

We have $450.0 million of long-term unsecured senior subordinated notes outstanding. $200 million of these notes bear interest at 9.38% and are due in March 2008. $250 million of these notes bear interest at 10.5% and are due in January 2009. During the quarter, Standard & Poor’s, which rates our senior unsecured credit at BB and our senior subordinated debt at B+, revised our outlook to positive from stable. Additionally, during the quarter, Fitch Ratings assigned us a senior unsecured credit rating of BB+ and affirmed our senior subordinated debt rating of BB-.

Subsequent to the end of the quarter, we sold $235 million principal amount of 5.5% contingent convertible senior subordinated notes (the “Notes”) due 2023. The Notes can be converted into our common stock at a conversion price per share of $45.28 under certain circumstances, including when the market price of our common stock is more than 120% of the conversion price. We will have the right to redeem the Notes for cash beginning in 2008. If we call the Notes for redemption, holders will be able to convert them even if they would not normally be convertible at that time. Holders will have the right to require us to repurchase the Notes in 2010 and 2017. If holders require us to repurchase Notes, we will be able to pay the repurchase price in cash or with shares of our common stock.

Approximately 65% of our existing indebtedness bears interest at variable rates. However, most of our investments generate interest or rental income at essentially fixed rates. We have entered into derivative financial instruments, primarily interest rate swaps, to manage our interest costs and hedge against risks associated with changing interest rates on our debt portfolio. We believe our interest rate risk management policy is generally effective. Nonetheless, our profitability may be adversely affected during particular periods as a result of changing interest rates. Additionally, hedging transactions using derivative instruments involves risks such as counterparty credit risk. The counterparties to our arrangements are major financial institutions, rated A- or better, with which we and our affiliates may also have other financial relationships.

At February 28, 2003, 35% of our debt was fixed-rate, 19% was variable-rate but had been swapped to fixed rate and 28% was match-funded against variable-rate assets. After considering the variable-rate debt that had been swapped or was match-funded, 18% of our total debt remained variable-rate. As of February 28, 2003, we estimate that a 100 basis point change in LIBOR would impact our net earnings by ($0.7) million, or ($0.02) per share diluted.

The weighted average interest rate on our outstanding debt, after giving consideration to the interest rate swap agreements mentioned above, was 5.8% at February 28, 2003.

During the quarter, we purchased approximately 1.2 million shares of our common stock at an average price of $33.58 per share under our stock repurchase program. Subsequent to the end of the quarter, we purchased an additional 2.9 million shares at an average price of $33.00 per share, including both shares sold short by purchasers of the Notes and shares purchased in the open market. This brings the total purchases to-date under our stock buy-back program to 9.1 million shares. We are authorized to buy back up to an additional 3.4 million shares under a recent Board authorization.

OFF-BALANCE SHEET ARRANGEMENTS

From time to time in the normal course of our business, we enter into various types of transactions and arrangements which are not recorded on our balance sheet. These off-balance sheet arrangements include certain commitments and contingent obligations and investments in certain unconsolidated entities.

Commitments and Contingent Obligations

We are obligated, under various types of agreements, to provide guarantees. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have recorded $1.1 million of liabilities related to obligations under certain guarantees, where payments are considered to be both probable and reasonably estimable. We also provide commitments to fund capital contributions to unconsolidated partnerships required by partnership agreements or pursuant to approved annual business plans. Except for the $1.1 million described above, these guarantees and commitments are not reflected in our financial statements. Standby letters of credit, guarantees, performance/surety bonds and commitments under these arrangements not reflected in our financial statements at February 28, 2003 follows:

		Amount of Commitment Expiration Per Period
	Outstanding Commitments	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
		(In millions)
Standby letters of credit	$45.8	45.8	—	—	—
Guarantees of debt (1)	31.8	23.1	0.4	1.8	6.5
Limited maintenance guarantees	44.4	31.7	12.7	—	—
Committed capital contributions	25.5	11.2	14.3	—	—
Performance/surety bonds	49.8	21.5	0.3	2.5	25.5
Affordable housing communities – other	26.9	13.6	2.4	10.0	0.9

Total commitments	$224.2	146.9	30.1	14.3	32.9

(1)	See “Investments in Unconsolidated Entities” section below for further discussion.

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

Typically, we either invest on a non-recourse basis, such as by acquiring a limited partnership interest or an interest in a limited liability company, or we acquire a general partner interest, but hold that interest in a subsidiary which has few, if any, other assets. In those instances, our exposure to partnership liabilities is essentially limited to the amounts we invest in the partnerships. However, in some instances we are required to give limited guarantees of debt incurred or other obligations undertaken by the partnerships or ventures. For certain partnerships, typically those involving real estate property development, we may commit to invest certain amounts in the future based on the partnerships’ business plans.

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” which is intended to clarify the application of ARB No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Under the provisions of FIN No. 46, we must consolidate VIEs in which we have a variable interest or a combination of variable interests that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. We are required to assess whether or not we are required to consolidate the VIE at the time we become involved with the entity. Reconsideration of this assessment is required only if we sell or otherwise dispose of all or part of our variable interest to unrelated third parties or we acquire additional interests in the entity, or if the entity’s governing documents or the contractual arrangements among the parties involved change. An entity is considered to be a VIE subject to consolidation if either (i) the total equity investment at risk is not greater than the expected losses of the entity or (ii) as a group, the other equity holders lack (a) the ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the residual returns of the entity. FIN No. 46 became effective immediately for variable interests in VIEs created after January 31, 2003, and is effective on September 1, 2003 for variable interests in VIEs created before February 1, 2003. The adoption of FIN No. 46, for variable interests in VIEs created after January 31, 2003, did not have a material effect on our results of operations or financial position.

We are in the process of evaluating all of our investments and other interests in entities created before February 1, 2003, that may be deemed VIEs under the provisions of FIN No. 46. These include (i) interests in CMBS pools in which we have invested or act as special servicer, the face amount of which amounted to $67.1 billion, (ii) real estate related joint ventures with assets totaling approximately $2.5 billion, and (iii) investments in mezzanine loans with underlying assets totaling approximately $116.4 million at February 28, 2003. Our maximum exposure to loss as a result of our involvement with VIEs is limited to our investment in these assets of approximately $1.4 billion and the guarantees we provided to these entities of approximately $143.2 million (included in the Commitments and Contingent Obligations discussion above) at February 28, 2003. Although we believe that many of these entities will not be consolidated and may not ultimately fall under the provisions of FIN No. 46, we cannot make any definitive determination until we complete our evaluation.

At February 28, 2003, we had investments in unconsolidated partnerships of $362.4 million. Summarized financial information on a combined 100% basis related to our investments in unconsolidated partnerships accounted for by the equity method at February 28, 2003 follows:

	LNR Investment	LNR Financial Interest (1)	Total Partnership Assets	Total Partnership Liabilities
	(In thousands, except percentages)
Properties:
Single-asset partnerships	$32,509	33%-94%	$243,218	190,108	(2)
Partnerships with Lennar
LLP	51,502	50%	232,582	129,579	(3)
Other	34,957	50%	180,415	73,751
Affordable housing communities	53,916	1%-99%	556,142	397,745	(4)
Other	1,518	5%-35%	14,839	11,007

	174,402		1,227,196	802,190

International	78,942	100%	79,360	418

	253,344		1,306,556	802,608
Loans:
Domestic non-performing loan pools	8,147	15%-50%	42,437	21,547
Securities:
Madison	96,184	25.8%	1,123,881	747,579
Other	4,734	69.5%	45,701	37,563

	100,918		1,169,582	785,142

Total	$362,409		$2,518,575	1,609,297	(5)

(1)	Although we may own a majority financial interest in certain partnerships, we do not consolidate those partnerships in which control is shared or in which less than a controlling interest is held. See further discussion under the heading of Basis of Presentation and Consolidation within Note 1 to our unaudited consolidated condensed financial statements.
(2)	Only $5.6 million is recourse to us.
(3)	Only $1.8 million is recourse to us.
(4)	Only $24.4 million is recourse to us.
(5)	Debt is non-recourse to us except for the $31.8 million noted in footnotes 2, 3, and 4 above and in the Commitments and Contingent Obligations table above.

3. ACCOUNTING POLICIES

Since November 30, 2002, we have implemented several new accounting pronouncements, including SFAS No. 142, SFAS No. 143, SFAS No. 144, SFAS No. 146, FIN No. 45 and FIN No. 46. See Notes 1, 6, 7 and 8 to our unaudited consolidated condensed financial statements in Item 1 for further discussion of these new accounting pronouncements and see our Annual Report on Form 10-K for the year ended November 30, 2002 for further discussion of our significant accounting policies.

4. NEW ACCOUNTING PRONOUCEMENTS

Information about new accounting pronouncements appears in Note 7 to the unaudited consolidated condensed financial statements in Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the quantitative or qualitative market risk since November 30, 2002. See our Annual Report on Form 10-K for the year ended November 30, 2002 for further discussion.

Item 4. Controls and Procedures

For many years we have had procedures in place for gathering the information that is needed to enable us to file required quarterly and annual reports with the Securities and Exchange Commission (“SEC”). However, because of additional disclosure requirements imposed by the SEC in August 2002, as required by the Sarbanes-Oxley Act of 2002, we formed a committee consisting of the people who are primarily responsible for the preparation of those reports, including our General Counsel and our Principal Accounting Officer, to review and formalize our procedures, and to have ongoing responsibility for designing and implementing our disclosure controls and procedures (i.e., the controls and procedures by which we ensure that information we are required to disclose in the annual and quarterly reports we file with the SEC is processed, summarized and reported within the required time periods). On March 18, 2003, our Chief Executive Officer and Chief Financial Officer met with that committee to evaluate the disclosure controls and procedures in place and the continuing steps that are being taken to formalize those procedures and to introduce some additional steps to the information-gathering process. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the procedures in place appear to have provided all the information needed to date and that the committee should continue to supplement our disclosure controls and procedures in order to ensure that all the information required to be disclosed in our reports is accumulated and communicated to the people responsible for preparing those reports, and to our principal executive and financial officers, at times and in a manner that will allow timely decisions regarding required disclosures.

We constantly review the internal controls in place to ensure that all transactions in which we are involved are properly recorded and to safeguard our assets. This includes reviews and evaluations by our accounting department, discussions with our outside auditors and discussions with members of our internal audit group. While we are constantly taking steps to improve our internal controls and to apply our internal controls to new types of transactions or situations in which we become involved, we have not since March 18, 2003 (the day on which our Chief Executive Officer and Chief Financial Officer met with the committee that has on-going responsibility for designing and implementing disclosure controls and procedures) or at any other time during the ninety days before the date on which this report is being filed, made any significant changes in our internal controls or in other factors that could significantly affect these controls, including taking any corrective actions with regard to significant deficiencies or material weaknesses. This has been confirmed by our Chief Executive Officer and Chief Financial Officer.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any legal proceedings other than suits in the ordinary course of its business, most of which are covered by insurance. We believe these suits will not, in the aggregate, have a material adverse effect upon us.

Items 2-5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.1	Master Repurchase Agreement between Bear Stearns Commercial Mortgage, Inc. as Buyer and DSHI Beebe, Inc., as Seller dated as of February 12, 2003

10.2

Master Repurchase Agreement by and among DSHI Commercial Investment, Inc. as Seller, LNR Property Corporation as Guarantor and Banc of America Mortgage Capital Corporation, as Buyer dated as of January 30, 2003

10.3	Master Repurchase Agreement by and between DSHI Green, Inc., as Seller and Greenwich Capital Financial Products, Inc. as Buyer dated as of February 28, 2003, LNR Property Corporation as Guarantor

99.1	Section 906 Certifications

(b) Reports on Form 8-K:

On January 16, 2003, we filed a report on Form 8-K that reported information under Item 9.

On February 28, 2003, we filed a report on Form 8-K that reported information under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Signature and Title	Date

/s/ SHELLY RUBIN Shelly Rubin Vice President and Chief Financial Officer (Principal Financial Officer)	April 14, 2003

CERTIFICATIONS:

I, Jeffrey P. Krasnoff, President and Chief Executive Officer (Principal Executive Officer), certify that:

1)	I have reviewed this quarterly report on Form 10-Q of LNR Property Corporation for the period ending February 28, 2003;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 14, 2003	/s/ JEFFREY P. KRASNOFF
Jeffrey P. Krasnoff President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS:

I, Shelly Rubin, Vice President and Chief Financial Officer (Principal Financial Officer), certify that:

1)	I have reviewed this quarterly report on Form 10-Q of LNR Property Corporation for the period ending February 28, 2003;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 14, 2003	/s/ SHELLY RUBIN
Shelly Rubin Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Exhibit Description

10.1	Master Repurchase Agreement by and between Bear Stearns Commercial Mortgage, Inc. and Bear Stearns Funding, Inc. as Buyer and DSHI Beebe, Inc., as Seller dated as of February 12, 2003

10.2

Master Repurchase Agreement by and among DSHI Commercial Investment, Inc. as Seller, LNR Property Corporation as Guarantor and Banc of America Mortgage Capital Corporation, as Buyer dated as of January 31, 2003

10.3	Master Repurchase Agreement by and between DSHI Green, Inc., as Seller, LNR Property Corporation as Guarantor and Greenwich Capital Financial Products, Inc. as Buyer dated as of February 28, 2003

99.1	Section 906 Certifications