Form 10-Q
period 2003-05-31
LNR PROPERTY CORP
filed 2003-07-15
CIK 1043044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

Commission file number 1-13223

LNR Property Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0777234 (I.R.S. Employer Identification No.)

1601 Washington Avenue, Suite 800, Miami Beach, Florida (Address of principal executive offices)	33139 (Zip Code)

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

Common shares outstanding as of the end of the current fiscal quarter:

Common	19,853,701
Class B Common	9,783,568

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
(In thousands, except per share amounts)	May 31, 2003	November 30, 2002
Assets
Cash and cash equivalents	$10,107	5,711
Restricted cash	3,370	2,524
Investment securities	1,333,011	1,127,313
Mortgage loans, net	548,271	430,255
Operating properties and equipment, net	665,379	657,102
Land held for investment	53,152	56,980
Investments in unconsolidated partnerships	361,143	360,981
Assets held for sale	—	120,175
Other assets	91,549	73,833

Total assets	$3,065,982	2,834,874

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$9,341	13,349
Accrued expenses and other liabilities	199,553	203,210
Liabilities related to assets held for sale	—	96,430
Mortgage notes and other debts payable	1,810,508	1,394,007

Total liabilities	2,019,402	1,706,996

Minority interests	1,693	1,722

Commitments and contingent liabilities (Note 5)
Stockholders’ equity:
Common stock, $.10 par value, 150,000 shares authorized, 19,854 and 23,189 shares issued and outstanding in 2003 and 2002, respectively	1,985	2,319
Class B common stock, $.10 par value, 40,000 shares authorized, 9,784 shares issued and outstanding in both 2003 and 2002	978	978
Additional paid-in capital	457,973	489,948
Retained earnings	489,524	510,204
Unamortized value of restricted stock grants	(33,359)	(7,077)
Accumulated other comprehensive earnings	127,786	129,784

Total stockholders’ equity	1,044,887	1,126,156

Total liabilities and stockholders’ equity	$3,065,982	2,834,874

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
(In thousands, except per share amounts)	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Revenues
Rental income	$27,929	25,121	55,490	47,593
Management and servicing fees	9,076	7,561	18,552	18,283

Total revenues	37,005	32,682	74,042	65,876

Other operating income
Equity in earnings of unconsolidated partnerships	4,947	10,373	25,810	22,350
Interest income	41,024	47,736	85,468	92,797
Gains on sales of:
Real estate	8,548	16,443	16,093	24,144
Investment securities	—	—	—	1,608
Other	358	(752)	1,693	(660)

Total other operating income	54,877	73,800	129,064	140,239

Costs and expenses
Cost of rental operations	15,658	12,468	30,397	23,814
General and administrative	21,719	18,466	43,226	37,019
Depreciation	5,747	5,625	11,481	11,219
Minority interests	(29)	449	207	980
Interest	26,803	23,666	49,999	46,140

Total costs and expenses	69,898	60,674	135,310	119,172

Earnings before income taxes	21,984	45,808	67,796	86,943
Income taxes	5,946	14,832	21,924	28,150

Earnings from continuing operations	16,038	30,976	45,872	58,793

Discontinued operations:
Earnings from operating properties sold or held for sale, net of tax	771	518	1,389	1,001
Gains on sales of operating properties, net of tax	8,008	—	12,349	—

Earnings from discontinued operations	8,779	518	13,738	1,001

Net earnings	$24,817	31,494	59,610	59,794

(continued)

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS — CONTINUED

	(Unaudited)		(Unaudited)
(In thousands, except per share amounts)	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Weighted average shares outstanding:
Basic	28,403	33,913	30,181	33,803

Diluted	29,705	35,129	31,302	35,110

Earnings per share from continuing operations(1):
Basic	$0.56	0.91	1.52	1.74

Diluted	$0.54	0.88	1.46	1.67

Earnings per share from discontinued operations(1):
Basic	$0.31	0.02	0.46	0.03

Diluted	$0.30	0.02	0.44	0.03

Net earnings per share(1):
Basic	$0.87	0.93	1.98	1.77

Diluted	$0.84	0.90	1.90	1.70

Dividends declared per share:
Common stock	$0.0125	0.0125	0.025	0.025

Class B common stock	$0.01125	0.01125	0.0225	0.0225

(1)	Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year-to-date period.

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

	(Unaudited)		(Unaudited)
	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2003	2002	2003	2002
Net earnings	$24,817	31,494	59,610	59,794

Other comprehensive earnings (losses), net of tax:
Unrealized losses on available-for-sale securities arising during the period	(7,121)	(9,431)	(12,010)	(23,314)
Less: reclassification adjustment for gains on available-for-sale securities included in net earnings	—	—	—	(1,163)
Unrealized gains on foreign currency translation	5,065	1,726	9,403	1,656
Unrealized (losses) gains on derivative financial instruments	617	(407)	609	227

Other comprehensive losses, net of tax	(1,439)	(8,112)	(1,998)	(22,594)

Comprehensive earnings	$23,378	23,382	57,612	37,200

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited)
(In thousands)	Six Months Ended May 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$59,610	59,794
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12,552	12,263
Minority interests	207	980
Accretion of discount on CMBS and mortgage loans	(15,141)	(20,731)
Amortization of deferred costs	4,025	3,103
Equity in earnings of unconsolidated partnerships	(25,810)	(22,350)
Distributions of earnings from unconsolidated partnerships	42,208	35,521
Interest received on CMBS in excess of income recognized	17,045	11,296
Gains on sales of real estate	(36,337)	(24,144)
Gains on sales of investment securities	—	(1,608)
(Gains) losses on derivative financial instruments	(2,774)	708
Changes in assets and liabilities:
Increase in other assets	(15,444)	(5,740)
Decrease in accounts payable and accrued liabilities	(29,558)	(26,346)

Net cash provided by operating activities	10,583	22,746

Cash flows from investing activities:
Operating properties and equipment:
Additions	(25,137)	(77,175)
Sales	61,845	62,686
Land held for investment:
Additions	(3,097)	(26,824)
Sales	6,551	32,369
Investments in unconsolidated partnerships	(34,211)	(96,701)
Distributions of capital from unconsolidated partnerships	29,621	11,063
Purchase of mortgage loans held for investment	(110,985)	(43,224)
Proceeds from mortgage loans held for investment	103,802	53,915
Purchase of investment securities	(224,934)	(201,331)
Proceeds from principal collections on and sales of investment securities	37,800	32,338
(Increase) decrease in restricted cash	(846)	24,612
Proceeds from sales and syndications of affordable housing partnership interests	10,524	4,829

Net cash used in investing activities	(149,067)	(223,443)

Cash flows from financing activities:
Proceeds from stock option exercises and stock purchase plan sales	4,185	2,750
Purchase and retirement of treasury stock	(144,763)	(5,246)
Payment of dividends	(731)	(839)
Net distributions to minority partners in consolidated entities	(236)	(1,080)
Net proceeds under repurchase agreements and revolving credit lines	142,595	198,665
Mortgage notes and other debts payable:
Proceeds from borrowings	249,522	68,127
Principal payments	(107,692)	(57,924)

Net cash provided by financing activities	142,880	204,453

Net increase in cash and cash equivalents	4,396	3,756
Cash and cash equivalents at beginning of period	5,711	6,578

Cash and cash equivalents at end of period	$10,107	10,334

(Continued)

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – CONTINUED

	(Unaudited)
	Six Months Ended May 31,
(In thousands)	2003	2002
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$45,859	46,998
Cash paid for taxes	$47,540	38,332
Purchase of partnership interest and consolidation of entity previously accounted for under the equity method:
Operating properties	$—	27,560
Other assets	—	4,119
Mortgage notes and other debts payable	—	(19,801)
Investments in unconsolidated partnerships	—	(3,741)

Cash paid	$—	8,137

Supplemental disclosure of non-cash investing and financing activities:
Purchases of investment securities financed by seller	$20,873	—
Purchases of mortgage loans financed by seller	$18,255	26,625
Mortgage loans received on sales of operating properties	$92,770	—

Supplemental disclosure of non-cash transfers:
Transfer from land held for investment to operating properties	$4,565	—
Transfer from other assets to investments in unconsolidated partnerships	$—	3,691
Transfer from investment securities to mortgage loans	$—	4,310

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

Variable interest entities (“VIEs”) are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with FIN No. 46, we consolidate VIEs in which we have a variable interest or a combination of variable interests that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, based on an assessment performed at the time we become involved with the entity. We re-assess consolidation of VIEs only if the entity’s governing documents or the contractual arrangements among the parties involved change, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses, or the entity undertakes additional activities or acquires additional assets that increase its expected losses.

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

2. Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share calculations for the three and six months ended May 31, 2003 and 2002:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands, except per share amounts)	2003	2002	2003	2002
Numerator
Numerator for basic and diluted earnings per share:
Earnings from continuing operations	$16,038	30,976	45,872	58,793
Earnings from discontinued operations	8,779	518	13,738	1,001

Net earnings	$24,817	31,494	59,610	59,794

Denominator
Denominator for basic earnings per share – weighted average shares	28,403	33,913	30,181	33,803
Effect of dilutive securities:
Stock options	376	528	362	565
Restricted stock	901	663	734	720
Other	25	25	25	22

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	29,705	35,129	31,302	35,110

Earnings per share from continuing operations(1):
Basic	$0.56	0.91	1.52	1.74

Diluted	$0.54	0.88	1.46	1.67

Earnings per share from discontinued operations(1):
Basic	$0.31	0.02	0.46	0.03

Diluted	$0.30	0.02	0.44	0.03

Net earnings per share(1):
Basic	$0.87	0.93	1.98	1.77

Diluted	$0.84	0.90	1.90	1.70

(1)	Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year-to-date period.

3. Investment Securities and Mortgage Loans, Net

Included in our balances of investment securities and mortgage loans, net were $692.9 million and $43.6 million at May 31, 2003, respectively, and $497.3 million and $12.8 million at November 30, 2002, respectively, of assets which are pledged to creditors which can be repledged or sold by creditors under reverse repurchase agreements.

4. Stock-Based Compensation

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and SFAS No. 123, “Accounting for Stock-Based Compensation,” we continue to apply the accounting provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with regard to the measurement of employee compensation cost for options granted under our one equity compensation plan. No stock-based employee compensation cost relative to stock options is reflected in net income as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in SFAS No. 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands, except per share amounts)	2003	2002	2003	2002
Net earnings, as reported	$24,817	31,494	59,610	59,794
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	1,063	564	1,602	1,079
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,700)	(1,170)	(2,836)	(2,283)

Pro forma net earnings	$24,180	30,888	58,376	58,590

Net earnings per share(1):
Basic—as reported	$0.87	0.93	1.98	1.77

Basic—pro forma	$0.85	0.91	1.93	1.73

Diluted—as reported	$0.84	0.90	1.90	1.70

Diluted—pro forma	$0.81	0.88	1.86	1.67

(1)	Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year-to-date period.

5. Commitments and Contingencies

We are obligated, under various types of agreements, to provide guarantees and other commitments, which totaled $222.7 million at May 31, 2003, none of which is reflected in our financial statements. Included in this amount are $26.7 million of commitments to fund capital contributions to unconsolidated partnerships required by partnership agreements or pursuant to approved annual business plans or tax credit applications related to our affordable housing business. In addition, we provide certain guarantees, which totaled $196.0 million at May 31, 2003, which are discussed in Note 6.

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

In the ordinary course of business, we provide various guarantees which are included under the recognition, measurement and disclosure provisions of FIN No. 45, including: (i) standby letters of credit, generally to enhance credit or guarantee our performance under certain contractual obligations; (ii) guarantees of debt, generally in order for unconsolidated partnerships in which we own interests to obtain financing for the acquisition and development of their properties; (iii) limited maintenance guarantees, generally to certain of our partnerships’ lenders, which may require us to fund partnership debt obligations to maintain a loan-to-value ratio or upon default by the borrower; (iv) surety bond reimbursement guarantees, generally to support our development obligations under development agreements with municipalities, and (v) guarantees in connection with our syndication of affordable housing tax credits, generally to provide additional funding to cover operating cash flow deficiencies, maintain specified debt service coverage ratios and cover financing shortfalls to projects upon completion if the projects’ permanent financing were insufficient to pay off the projects’ construction loans. These guarantees have varying expiration dates ranging from less than one year to 18 years, and total approximately $196.0 million at May 31, 2003. The fair value of these types of guarantees issued after December 31, 2002, was not material. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have recorded $1.6 million of liabilities related to obligations under certain guarantees, at May 31, 2003, where payments are considered both probable and reasonably estimable. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” we have also recorded $4.1 million of liabilities representing our maximum exposure to loss under non-operating guarantees and operating guarantees of an extended duration which we provided at the time of sale of certain partnership interests in affordable housing communities, even though we do not expect to be required to perform under these guarantees.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which is intended to clarify the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46 requires us to consolidate variable interest entities (“VIEs”) in which we have a variable interest or a combination of variable interests that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. We are required to assess whether or not we are required to consolidate the VIE at the time we become involved with the entity. Reconsideration of this assessment is required only if the entity’s governing documents or the contractual arrangements among the parties involved change, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses, or the entity undertakes additional activities or acquires additional assets that increase its expected losses. An entity is considered to be a VIE subject to consolidation if either (i) the total equity investment at risk is not greater than the expected losses of the entity or (ii) as a group, the equity holders lack (a) the ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the residual returns of the entity. We have adopted the provisions of FIN No. 46 for variable interests in VIEs created after January 31, 2003, and plan to adopt the provisions of FIN No. 46 in the quarter ending November 30, 2003 for variable interests in VIEs created before February 1, 2003. The adoption of FIN No. 46 for variable interests in VIEs created after January 31, 2003 did not have a material effect on our results of operations or financial position.

We are in the process of evaluating all of our investments and other interests in entities created before February 1, 2003, that may be deemed VIEs under the provisions of FIN No. 46. These include (i) interests in commercial mortgage-backed securities (“CMBS”) in which we have invested or act as special servicer, the face amount of which amounted to approximately $71.7 billion, (ii) real estate related joint ventures with assets totaling approximately $2.4 billion, and (iii) investments in certain mezzanine loans with underlying assets totaling approximately $126.9 million, at May 31, 2003. Our maximum exposure to loss as a result of our involvement with VIEs represents our recorded investment in these assets of approximately $1.5 billion and the guarantees we provided to these entities of approximately $136.9 million, at May 31, 2003. Although, we believe that many of these entities will not be consolidated and may not ultimately fall under the provisions of FIN No. 46, we cannot reach any definitive conclusion until we complete our evaluation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this Statement generally are to be applied prospectively only. The adoption of SFAS No. 149 is not expected to have a material effect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires that financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption, be reported through a cumulative effect of a change in accounting principal. The adoption of SFAS No. 150 is not expected to have a material effect on our results of operations or financial position.

8. Assets Held for Sale

We adopted the provisions of SFAS No. 144, effective December 1, 2002. In accordance with SFAS No. 144, we have presented all operating properties classified as held for sale separately on our consolidated condensed balance sheets, and the operating results of all operating properties sold or classified as held for sale as discontinued operations in our consolidated condensed statements of earnings, as described below. The activities related to these real estate properties are reported in our real estate properties segment.

In the normal course of our business, we acquire, develop, redevelop, or reposition real estate properties, and then dispose of those properties when we believe they have reached optimal values. Because we sell properties on a regular basis, in accordance with SFAS No. 144, we will be reflecting the historical operating results of properties sold or held for sale as discontinued operations on an ongoing basis. During the six months ended May 31, 2003, we sold three such properties and have reflected these properties’ historical operating results, as well as our gain on sale, as “discontinued operations” in our consolidated condensed statements of earnings and their assets and liabilities as “held for sale” in our consolidated condensed balance sheets for periods prior to their sale. At May 31, 2003, none of our real estate operating properties was considered held for sale as defined in SFAS No. 144.

Assets held for sale was comprised of the following:

	May 31, 2003	November 30, 2002
(In thousands)
Assets
Operating properties and equipment, net	$—	108,525
Other assets	—	11,650

Total assets	$—	120,175

Liabilities
Accounts payable	$—	738
Accrued expenses and other liabilities	—	4,235
Mortgage notes and other debts payable	—	91,457

Total liabilities	$—	96,430

The results of discontinued operations for the three and six months ended May 31, 2003 and 2002 related to assets that had been sold or were held for sale, were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2003	2002	2003	2002
Rental income	$3,451	3,916	7,641	6,597
Interest income	2	—	2	—
Gains on sales of real estate	13,128	—	20,244	—

Total revenues and other operating income	16,581	3,916	27,887	6,597

Cost of rental operations	1,164	1,387	2,524	2,252
Depreciation	404	599	1,071	1,044
Interest	622	1,080	1,770	1,660

Total costs and expenses	2,190	3,066	5,365	4,956

Earnings before income taxes	14,391	850	22,522	1,641
Income taxes	5,612	332	8,784	640

Net earnings	$8,779	518	13,738	1,001

9. Reclassifications

Certain reclassifications have been made to the prior year consolidated condensed financial statements to conform to the current year presentation.

10. Subsequent Event

Subsequent to the end of the quarter, we issued $350 million principal amount of 7.625% senior subordinated notes due 2013. The proceeds from the offering will be used to redeem our 9.375% senior subordinated notes due 2008 at a redemption price equal to 104.688% of their principal amount plus accrued interest. The remainder of the proceeds were used to pay down senior secured and unsecured debt.

Additionally, subsequent to the end of the quarter, we transferred non-investment grade CMBS with a face amount of $763 million, inclusive of $60 million principal amount of additional non-investment grade CMBS expected to be contributed over a nine-month period, to a bankruptcy remote, qualified special purpose entity (“QSPE”). These CMBS were securitized into various classes of non-recourse, fixed- and floating-rate notes, $420 million of which was investment grade, and preferred shares of the QSPE. In July 2003, we sold all of the investment grade notes to unrelated third parties for net proceeds of over $365 million, including the expected net proceeds to be received once the $60 million principal amount of additional non-investment grade CMBS is contributed. The proceeds were used to pay down senior secured and unsecured debt, the majority of which can be re-borrowed. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we expect to record a gain on the sale of the investment grade notes in both our third and fourth quarters of 2003. We have retained interests, including the non-investment grade fixed-rate notes and the preferred shares, with a face amount of $343 million, all of which are subordinate to the interests sold.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SOME OF THE STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE “FORWARD-LOOKING STATEMENTS” AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. GENERALLY, THE WORDS “BELIEVE,” “EXPECT,” “INTEND,” “ANTICIPATE,” “WILL,” “MAY” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS IN THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO (I) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH WE OWN PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY US ARE LOCATED, (II) CHANGES IN INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (III) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (IV) CHANGES IN INTEREST RATES, (V) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES, (VI) CHANGES IN AVAILABILITY OF CAPITAL OR THE TERMS ON WHICH IT IS AVAILABLE, (VII) CHANGES IN AVAILABILITY OF QUALIFIED PERSONNEL AND (VIII) CHANGES IN GOVERNMENT REGULATIONS, INCLUDING, WITHOUT LIMITATION, ENVIRONMENTAL REGULATIONS. SEE OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 2002, FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES APPLICABLE TO OUR BUSINESS.

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

1. RESULTS OF OPERATIONS

Adoption of SFAS No. 144

On December 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that whenever we sell or hold for sale, a commercial real estate property that has its own operations and cash flows, we must reclassify the revenues and expenses of that property, both with regard to the current period and with regard to the past, as elements of earnings from discontinued operations, and we must treat our profits or losses on sales of those properties as gains or losses from discontinued operations. Primarily because of this, 35% of our earnings during the second quarter of 2003 and 23% of our earnings during the first six months of 2003 are characterized as earnings from discontinued operations. As we expect to sell properties on a regular basis, we will be reflecting properties sold or held for sale as discontinued operations on an ongoing basis. Because our real estate properties business consists of continuously acquiring properties, enhancing their value and selling them, sales of individual properties are an important part of our real estate property business. Therefore, we believe, reclassifying our operating income from properties we sell or hold for sale, and treating our gain or loss from sale of those properties as discontinued operations, makes it difficult to determine and evaluate from our statements of earnings the performance of our real estate properties business. Because of that, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and particularly in the section regarding Real Estate Properties, we provide information that combines revenues, expenses and gains on sales with regard to properties we have sold or hold for sale, which are reflected on our statements of earnings as discontinued operations, with the operating income from commercial properties we continue to own which are not classified as held for sale. Our management uses this combined information in evaluating the performance of the real estate properties business, and believes investors may find the information helpful for this purpose as well.

The following tables show the effects of the combination with regard to the three and six months ended May 31, 2003 and 2002:

(In thousands)	Three Months ended May 31, 2003			Three Months Ended May 31, 2002
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
Revenues
Rental income	$27,929	3,451	31,380	25,121	3,916	29,037
Management and servicing fees	9,076	—	9,076	7,561	—	7,561

Total revenues	37,005	3,451	40,456	32,682	3,916	36,598

Other operating income
Equity in earnings of unconsolidated partnerships	4,947	—	4,947	10,373	—	10,373
Interest income	41,024	2	41,026	47,736	—	47,736
Gains on sales of real estate	8,548	13,128	21,676	16,443	—	16,443
Other	358	—	358	(752)	—	(752)

Total other operating income	54,877	13,130	68,007	73,800	—	73,800

Costs and expenses
Cost of rental operations	15,658	1,164	16,822	12,468	1,387	13,855
General and administrative	21,719	—	21,719	18,466	—	18,466
Depreciation	5,747	404	6,151	5,625	599	6,224
Minority interests	(29)	—	(29)	449	—	449
Interest	26,803	622	27,425	23,666	1,080	24,746

Total costs and expenses	69,898	2,190	72,088	60,674	3,066	63,740

Earnings before income taxes	21,984	14,391	36,375	45,808	850	46,658
Income taxes	5,946	5,612	11,558	14,832	332	15,164

Earnings from continuing operations	16,038	8,779	24,817	30,976	518	31,494

Discontinued operations
Earnings from operating properties sold or held for sale, net of tax	771	(771)	—	518	(518)	—
Gains on sales of operating properties, net of tax	8,008	(8,008)	—	—	—	—

Earnings from discontinued operations	8,779	(8,779)	—	518	(518)	—

Net earnings	$24,817	—	24,817	31,494	—	31,494

(1)	See discussion entitled, “ Adoption of SFAS No. 144.”

(In thousands)	Six Months ended May 31, 2003			Six Months ended May 31, 2002
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
Revenues
Rental income	$55,490	7,641	63,131	47,593	6,597	54,190
Management and servicing fees	18,552	—	18,552	18,283	—	18,283

Total revenues	74,042	7,641	81,683	65,876	6,597	72,473

Other operating income
Equity in earnings of unconsolidated partnerships	25,810	—	25,810	22,350	—	22,350
Interest income	85,468	2	85,470	92,797	—	92,797
Gains on sales of:
Real estate	16,093	20,244	36,337	24,144	—	24,144
Investment securities	—	—	—	1,608	—	1,608
Other	1,693	—	1,693	(660)	—	(660)

Total other operating income	129,064	20,246	149,310	140,239	—	140,239

Costs and expenses
Cost of rental operations	30,397	2,524	32,921	23,814	2,252	26,066
General and administrative	43,226	—	43,226	37,019	—	37,019
Depreciation	11,481	1,071	12,552	11,219	1,044	12,263
Minority interests	207	—	207	980	—	980
Interest	49,999	1,770	51,769	46,140	1,660	47,800

Total costs and expenses	135,310	5,365	140,675	119,172	4,956	124,128

Earnings before income taxes	67,796	22,522	90,318	86,943	1,641	88,584
Income taxes	21,924	8,784	30,708	28,150	640	28,790

Earnings from continuing operations	45,872	13,738	59,610	58,793	1,001	59,794

Discontinued operations
Earnings from operating properties sold or held for sale, net of tax	1,389	(1,389)	—	1,001	(1,001)	—
Gains on sales of operating properties, net of tax	12,349	(12,349)	—	—	—	—

Earnings from discontinued operations	13,738	(13,738)	—	1,001	(1,001)	—

Net earnings	$59,610	—	59,610	59,794	—	59,794

(1)	See discussion entitled, “ Adoption of SFAS No. 144.”

The following tables summarize our results of operations for the three and six months ended May 31, 2003 and 2002, after allocating among the core business segments certain non-corporate general and administrative expenses:

(In thousands)	Three Months Ended May 31, 2003			Three Months Ended May 31, 2002
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
Revenues and other operating income
Real Estate Properties	$44,332	16,581	60,913	51,844	3,916	55,760
Real Estate Loans	10,564	—	10,564	10,089	—	10,089
Real Estate Securities	36,986	—	36,986	44,549	—	44,549

Total revenues and other operating income	91,882	16,581	108,463	106,482	3,916	110,398

Costs and expenses
Real Estate Properties	28,875	1,568	30,443	25,166	1,986	27,152
Real Estate Loans	1,141	—	1,141	1,464	—	1,464
Real Estate Securities	6,222	—	6,222	4,542	—	4,542
Corporate and interest	33,660	622	34,282	29,502	1,080	30,582

Total costs and expenses	69,898	2,190	72,088	60,674	3,066	63,740

Earnings before income taxes
Real Estate Properties	15,457	15,013	30,470	26,678	1,930	28,608
Real Estate Loans	9,423	—	9,423	8,625	—	8,625
Real Estate Securities	30,764	—	30,764	40,007	—	40,007
Corporate and interest	(33,660)	(622)	(34,282)	(29,502)	(1,080)	(30,582)

Earnings before income taxes	21,984	14,391	36,375	45,808	850	46,658
Income taxes	5,946	5,612	11,558	14,832	332	15,164

Earnings from continuing operations	16,038	8,779	24,817	30,976	518	31,494

Discontinued operations
Earnings from operating properties sold or held for sale, net of tax	771	(771)	—	518	(518)	—
Gains on sales of operating properties, net of tax	8,008	(8,008)	—	—	—	—

Earnings from discontinued operations	8,779	(8,779)	—	518	(518)	—

Net earnings	$24,817	—	24,817	31,494	—	31,494

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

(In thousands)	Six Months Ended May 31, 2003			Six Months Ended May 31, 2002
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
Revenues and other operating income
Real Estate Properties	$100,585	27,887	128,472	86,235	6,597	92,832
Real Estate Loans	23,174	—	23,174	21,598	—	21,598
Real Estate Securities	79,347	—	79,347	98,282	—	98,282

Total revenues and other operating income	203,106	27,887	230,993	206,115	6,597	212,712

Costs and expenses
Real Estate Properties	57,343	3,595	60,938	49,096	3,296	52,392
Real Estate Loans	2,262	—	2,262	3,127	—	3,127
Real Estate Securities	12,935	—	12,935	9,081	—	9,081
Corporate and interest	62,770	1,770	64,540	57,868	1,660	59,528

Total costs and expenses	135,310	5,365	140,675	119,172	4,956	124,128

Earnings before income taxes
Real Estate Properties	43,242	24,292	67,534	37,139	3,301	40,440
Real Estate Loans	20,912	—	20,912	18,471	—	18,471
Real Estate Securities	66,412	—	66,412	89,201	—	89,201
Corporate and interest	(62,770)	(1,770)	(64,540)	(57,868)	(1,660)	(59,528)

Earnings before income taxes	67,796	22,522	90,318	86,943	1,641	88,584
Income taxes	21,924	8,784	30,708	28,150	640	28,790

Earnings from continuing operations	45,872	13,738	59,610	58,793	1,001	59,794

Discontinued operations
Earnings from operating properties sold or held for sale, net of tax	1,389	(1,389)	—	1,001	(1,001)	—
Gains on sales of operating properties, net of tax	12,349	(12,349)	—	—	—	—

Earnings from discontinued operations	13,738	(13,738)	—	1,001	(1,001)	—

Net earnings	$59,610	—	59,610	59,794	—	59,794

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

Three and six months ended May 31, 2003 compared to three and six months ended May 31, 2002

Net earnings for the three- and six-month periods ended May 31, 2003 were $24.8 million and $59.6 million, respectively, compared to $31.5 million and $59.8 million for the same periods in 2002. During the quarter, gains on sales of real estate property assets (including gains of $13.1 million in 2003 and $0 million in 2002, characterized as earnings from discontinued operations) increased by 32% but were more than offset primarily by (i) lower interest income from our real estate securities business, (ii) a decrease in equity in earnings of unconsolidated partnerships, primarily due to lower earnings in the Madison Square joint venture and (iii) higher general and administrative expenses. Net earnings were relatively flat for the six-month period ended May 31, 2003, primarily reflecting (i) higher gains on sales of real estate property assets (including gains of $20.2 million in 2003 and $0 million in 2002, characterized as earnings from discontinued operations) and (ii) higher equity in earnings of unconsolidated partnerships, primarily due to a gain an unconsolidated real estate property partnership realized on the sale of a portion of its interest in a portfolio of land, offset somewhat by (i) lower interest income from our real estate securities business and (ii) higher general and administrative expenses.

Real estate properties

	Three Months Ended May 31, 2003			Three Months Ended May 31, 2002
(In thousands)	As Reported	Discontinued Operations	Combined (1)	As Reported	Discontinued Operations	Combined (1)
Revenues
Rental income	$27,929	3,451	31,380	25,121	3,916	29,037
Management fees	1,082	—	1,082	2,120	—	2,120
Other operating income
Equity in earnings of unconsolidated partnerships	6,557	—	6,557	6,809	—	6,809
Interest income	207	2	209	1,346	—	1,346
Gains on sales of real estate	8,548	13,128	21,676	16,443	—	16,443
Other	9	—	9	5	—	5

Total revenues and other operating income	44,332	16,581	60,913	51,844	3,916	55,760

Costs and expenses
Cost of rental operations	15,658	1,164	16,822	12,468	1,387	13,855
General and administrative	7,498	—	7,498	7,052	—	7,052
Depreciation	5,747	404	6,151	5,625	599	6,224
Minority interests	(28)	—	(28)	21	—	21

Total costs and expenses (2)	28,875	1,568	30,443	25,166	1,986	27,152

Earnings before income taxes	$15,457	15,013	30,470	26,678	1,930	28,608

(1)	See discussion entitled, “Adoption of SFAS No. 144.”
(2)	Does not include interest expense.

	Six Months Ended May 31, 2003			Six Months Ended May 31, 2002
(In thousands)	As Reported	Discontinued Operations	Combined (1)	As Reported	Discontinued Operations	Combined (1)
Revenues
Rental income	$55,490	7,641	63,131	47,593	6,597	54,190
Management fees	1,765	—	1,765	3,103	—	3,103
Other operating income
Equity in earnings of unconsolidated partnerships	26,953	—	26,953	9,973	—	9,973
Interest income	275	2	277	1,417		1,417
Gains on sales of real estate	16,093	20,244	36,337	24,144	—	24,144
Other	9	—	9	5	—	5

Total revenues and other operating income	100,585	27,887	128,472	86,235	6,597	92,832

Costs and expenses
Cost of rental operations	30,397	2,524	32,921	23,814	2,252	26,066
General and administrative	15,265	—	15,265	13,967	—	13,967
Depreciation	11,481	1,071	12,552	11,219	1,044	12,263
Minority interests	200	—	200	96	—	96

Total costs and expenses (2)	57,343	3,595	60,938	49,096	3,296	52,392

Earnings before income taxes	$43,242	24,292	67,534	37,139	3,301	40,440

Balance sheet data:
Operating properties and equipment, net	$665,379	—	665,379	650,067	102,617	752,684
Assets held for sale	—	—	—	111,943	(111,943)	—
Land held for investment	53,152	—	53,152	45,072	—	45,072
Investments in unconsolidated partnerships	257,377	—	257,377	296,954	—	296,954
Other assets	47,331	—	47,331	40,082	9,326	49,408

Total segment assets	$1,023,239	—	1,023,239	1,144,118	—	1,144,118

(1)	See discussion entitled, “Adoption of SFAS No. 144.”
(2)	Does not include interest expense.

Real estate properties include office buildings, rental apartment communities (market-rate and affordable housing communities, substantially all of which qualify for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code), industrial/warehouse facilities, hotels, retail centers and land that we acquire, develop, reposition, manage and sell. These properties may be wholly-owned or owned through partnerships that are either consolidated or accounted for by the equity method, and therefore reflected on our balance sheet only as an investment in unconsolidated partnerships. Real estate properties also include our 50% interests in Lennar Land Partners and Lennar Land Partners II (together, “LLP”), two unconsolidated partnerships accounted for under the equity method which are engaged in the acquisition, development and sale of land and the development and sale of homes. Total revenues and other operating income from real estate properties include rental income from consolidated operating properties, equity in earnings of unconsolidated partnerships that own and operate real estate properties, gains on sales of properties or interests in those unconsolidated partnerships, and fees earned from managing those partnerships. Costs and expenses include the direct costs of operating the real estate properties, the related depreciation and the overhead associated with managing the properties and some of the partnerships.

Three and six months ended May 31, 2003 compared to three and six months ended May 31, 2002

Earnings before income taxes from real estate properties on an as reported basis were $15.5 million and $43.2 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $26.7 million and $37.1 million for the same periods in 2002. On a combined basis, earnings before income taxes from real estate properties were $30.5 million and $67.5 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $28.6 million and $40.4 million for the same periods in 2002. The quarter-over-quarter decrease on an as reported basis was primarily due to the fact that over 60% of our gains on sales of real estate property assets were classified as results of discontinued operations and therefore are not reflected in earnings before income taxes, and a decrease in management fee income, interest income and net rents (rental income less cost of rental operations). The quarter-over-quarter increase on a combined basis was primarily due to higher gains on sales of real estate property assets, partially offset by a decrease in management fee income, interest income and net rents. The increase for the six-month period on an as reported basis compared to the same period in 2002 was primarily due to higher equity in earnings of unconsolidated partnerships and net rents, offset somewhat by lower gains on sales of real estate property assets and a decrease in management fee income and interest income. The increase for the six-month period on a combined basis compared to the same period in 2002 was primarily due to higher equity in earnings of unconsolidated partnerships, higher gains on sales of real estate property assets and higher net rents, offset somewhat by a decrease in management fees and interest income.

On an as reported basis, gains on sales of real estate were $8.5 million and $16.1 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $16.4 million and $24.1 for the same periods in 2002. On a combined basis, gains on sales of real estate were $21.7 million and $36.3 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $16.4 million and $24.1 million for the same periods in 2002. Gains on sales of real estate property assets fluctuate from quarter to quarter primarily due to the timing of asset sales.

Equity in earnings of unconsolidated partnerships were $6.6 million and $27.0 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $6.8 million and $10.0 million for the same periods in 2002. The increase for the six-month period ended May 31, 2003 compared to the same period in 2002 was primarily due to higher earnings from one partnership which is involved in the development of approximately 585 acres of commercial and residential land in Carlsbad, California. The partnership sold 75% of its interest in the land during the first quarter of 2003 for a gain.

On an as reported basis, net rents were $12.3 million and $25.1 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $12.7 million and $23.8 million for the same periods in 2002. On a combined basis, net rents were $14.6 million and $30.2 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $15.2 million and $28.1 million for the same periods in 2002. Over the past three years, we have limited our new property acquisitions in favor of adding value to our existing portfolio through development, repositioning and leasing. As these properties have come on-line, we have been taking advantage of a strong demand for stabilized properties by selling our stabilized properties into a market that has been paying premium prices. Changes in net rents, on both an as reported and combined basis, for both the three- and six-months ended May 31, 2003 compared to the same periods in 2002 reflect the sales of stabilized properties relative to properties from the development/repositioning portfolio coming on-line.

Management fees were $1.1 million and $1.8 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $2.1 million and $3.1 million for the same periods in 2002. These decreases were primarily due to debt placement fees received from one partnership during the second quarter of 2002.

Interest income was $0.2 million and $0.3 million for the three- and six-month periods ended May 31, 2003 compared to $1.3 million and $1.4 million for the same periods in 2002. These decreases were primarily due to interest recognized from one affordable housing partnership during the second quarter of 2002.

The net book value of operating properties and equipment with regard to various types of properties we own at May 31, 2003, together with the yield and the occupancy for the stabilized operating properties follows:

(In thousands, except percentages)	Net Book Value	Occupancy Rate (1)	Yield on Net Book Value(2)
Market-rate operating properties
Stabilized operating properties
Office	$181,878	87%	14%
Retail	11,571	90%	14%
Industrial / warehouse	33,811	100%	14%
Ground leases	4,975	100%	22%

Commercial	232,235	91%	14%
Hotel	15,713	50%	1%

	247,948		13%

Under development or repositioning
Office	212,525
Retail	63,548
Industrial / warehouse	4,920

Commercial	280,993
Hotel	55,184

	336,177

Total market-rate operating properties	584,125
Affordable housing communities	68,414
Furniture, fixtures and equipment	12,840

Total	$665,379

(1)	Occupancy rate at May 31, 2003.
(2)	Yield for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses during the six-month period ended May 31, 2003, multiplied by two.

As of May 31, 2003 and 2002, approximately 42% and 51%, respectively, of our market-rate operating properties (including assets held for sale), based on net book value, had reached stabilized occupancy levels. They were yielding in total 13% on net book value as of both periods.

Occupancy levels for our stabilized commercial real estate properties (including assets held for sale) were at 91% at May 31, 2003, compared to 97% at May 31, 2002. The decrease primarily reflects the sale of ground leases which were 100% occupied and the loss of one large tenant at one of our office properties.

Approximately 58% of our market-rate properties are in various stages of development or redevelopment, compared to 49% at May 31, 2002. Our investment in our development/repositioning portfolio increased to $336.2 million at May 31, 2003, from $331.6 million at May 31, 2002. This portfolio was yielding 4% on net book value at May 31, 2003 compared to 5% on net book value at May 31, 2002.

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

The net investment in our affordable housing communities at May 31, 2003 was as follows:

(In thousands)
Operating properties	$68,414
Investments in unconsolidated partnerships	52,259
Debt and other	(57,240)

Net investment in affordable housing communities	$63,433

As of May 31, 2003, we had been awarded and held rights to approximately $87 million in gross tax credits, compared with approximately $134 million in gross tax credits at May 31, 2002. Our net investment in affordable housing communities at May 31, 2003 was approximately $63.4 million, compared to approximately $95.9 million at May 31, 2002. The decrease in tax credits and our investment in affordable housing communities primarily reflects the syndication of partnership interests. For syndications of affordable housing communities under development, we receive a substantial portion of the syndication proceeds after the syndication occurs as the properties are completed and leased up. Our net investment is expected to decrease further as the properties in the syndicated partnerships are completed and leased up.

Real estate loans

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2003	2002	2003	2002
Revenues
Management fees	$175	221	686	928
Other operating income
Interest income	10,507	9,695	22,251	19,401
Equity in earnings (losses) of unconsolidated partnerships	(103)	111	251	1,226
Other	(15)	62	(14)	43

Total revenues and other operating income	10,564	10,089	23,174	21,598

Costs and expenses
General and administrative	1,141	1,036	2,262	2,258
Minority interests	—	428	—	869

Total costs and expenses (1)	1,141	1,464	2,262	3,127

Earnings before income taxes	$9,423	8,625	20,912	18,471

Balance sheet data:
Mortgage loans, net	$548,271	355,054	548,271	355,054
Investments in unconsolidated partnerships	1,288	8,574	1,288	8,574
Other investments	—	55,327	—	55,327
Other assets	2,579	2,447	2,579	2,447

Total segment assets	$552,138	421,402	552,138	421,402

(1)	Does not include interest expense.

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

Three and six months ended May 31, 2003 compared to three and six months ended May 31, 2002

Earnings before income taxes from real estate loans were $9.4 million and $20.9 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $8.6 and $18.5 million for the same periods in 2002. This increase was primarily attributable to higher interest income.

Interest income from real estate loans was $10.5 million and $22.3 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $9.7 million and $19.4 million for the same periods in 2002. These increases reflect a higher average level of loan investments, partially offset by the impact of lower interest rates on floating-rate loans. Most of our floating-rate interest income from our real estate loan segment is earned on our B-notes. The increase for the six-month period compared to the same period in 2002 also reflects income in the first quarter of 2003 realized from the payoff of several loan investments owned at a discount.

During the quarter ended May 31, 2003, we funded five additional B-note investments for $96.4 million and received $6.6 million for the payoff in full of one B-note investment bringing the total B-note principal balance to $429.9 million at May 31, 2003. During the quarter, we also provided short-term first mortgage loan financing of $82.8 million related to the sale of an operating property.

Real estate securities

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2003	2002	2003	2002
Revenues
Management and servicing fees	$7,819	5,220	16,101	14,252

Other operating income
Interest income	30,310	36,695	62,942	71,979
Equity in earnings (losses) of unconsolidated partnerships	(1,507)	3,453	(1,394)	11,151
Gains on sales of investment securities	—	—	—	1,608
Other	364	(819)	1,698	(708)

Total revenues and other operating income	36,986	44,549	79,347	98,282

Costs and expenses
General and administrative	6,222	4,542	12,928	9,066
Minority interests	—	—	7	15

Total costs and expenses (1)	6,222	4,542	12,935	9,081

Earnings before income taxes	$30,764	40,007	66,412	89,201

Balance sheet data:
Investment securities	$1,333,011	1,355,074	1,333,011	1,355,074
Investments in unconsolidated partnerships	102,478	112,351	102,478	112,351
Other assets	19,522	27,946	19,522	27,946

Total segment assets	$1,455,011	1,495,371	1,455,011	1,495,371

(1)	Does not include interest expense.

Real estate securities include unrated and non-investment grade rated subordinated CMBS which are collateralized by pools of mortgage loans on commercial and multi-family residential real estate properties. It also includes our investment in non-investment grade notes and preferred shares related to resecuritization transactions which are collateralized by CMBS. Real estate securities also include our investment in Madison Square Company LLC (“Madison”), a limited liability company that invests primarily in CMBS, as well as investments in entities in related businesses. Total revenues and other operating income from real estate securities include interest income, equity in the earnings of Madison, gains on sales of investment securities, servicing fees from acting as special servicer for CMBS transactions and fees earned from managing Madison. Costs and expenses include the overhead associated with managing the investments and Madison, and costs of the special servicing responsibilities.

Three and six months ended May 31, 2003 compared to three and six months ended May 31, 2002

Earnings before income taxes from real estate securities were $30.8 million and $66.4 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $40.0 million and $89.2 million for the same periods in 2002. Earnings for both the three- and six-month periods in 2003 were lower than in the prior year primarily due to (i) a decrease in equity in earnings of unconsolidated partnerships, (ii) lower interest income associated with our CMBS portfolio, and (iii) an increase in general and administrative expenses, partially offset by (iv) an increase in management and servicing fee income.

Equity in earnings (losses) of unconsolidated partnerships decreased by $5.0 million and $12.5 million for the three- and six-month periods ended May 31, 2003, respectively, compared to the same periods in 2002. The decline in earnings was primarily due to reduced income from Madison due to lower interest income resulting from the timing and amount of expected principal collections related to short-term floating-rate securities owned by the venture. The venture was formed in March 1999. At the end of the second quarter, our 25.8% investment in Madison, which owned approximately $1.4 billion face amount of CMBS at May 31, 2003, was $91.3 million. In addition to our investment in the venture, we maintain a significant ongoing role in the venture, for which we earn fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services. We received $6.3 million in cash distributions and fees from Madison during the second quarter of 2003 and since its inception, have received $151.3 million in cash distributions and fees from Madison, on an original investment of $90.1 million.

Interest income from wholly-owned CMBS investments were $30.3 million and $62.9 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $36.7 million and $72.0 million for the same periods in 2002. These decreases were primarily due to lower overall yields in the current year and the early collection of purchase discounts due to prepayments on more seasoned transactions in the prior year, offset in part by a higher average level of CMBS investments.

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

Management and servicing fees were $7.8 million and $16.1 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $5.2 million and $14.3 million for the same periods in 2002. These increases were primarily due to the increase in the number of CMBS mortgage pools (111 at May 31, 2003 versus 95 at May 31, 2002) for which we act as the special servicer.

Since we invest in subordinated classes of CMBS, we generally do not receive principal payments until the principal of the senior classes of an issue are paid in full. However, we have already begun to receive principal payments from 20 classes of our CMBS securities, and an additional 22 classes (excluding securities sold in a resecuritization transaction in the third quarter of 2002) have reached economic maturity either through the collection of principal, liquidation of the trust, or sale. Through the resecuritization transaction completed in 2002, an additional 18 classes of securities and portions of 116 other classes were sold. Actual aggregate loss experience to date, particularly for older transactions (3 to 9 years in age), is lower than we originally underwrote. Therefore, changes to original estimated yields have resulted in improved earnings from these transactions. We believe these improvements resulted primarily from our conservative due diligence and success in managing and working out the underlying loans and stable real estate fundamentals. However, the positive experience on these older transactions will not necessarily translate into yield improvements on newer investments.

During the quarter ended May 31, 2003, we acquired $151.1 million face amount of non-investment grade fixed-rate CMBS for $82.3 million and $58.5 million face amount of non-investment grade floating-rate CMBS for $47.9 million. The following is a summary of the CMBS portfolio we held at May 31, 2003:

	Face Amount	Weighted Average Interest Rate	Book Value	% of Face Amount	Weighted Average Cash Yield (1)	Weighted Average Book Yield (2)
	(In thousands, except percentages)
Fixed-rate
BB rated or above	$606,312	5.97%	$457,357	75.4%	7.5%	9.8%
B rated	521,155	6.13%	251,232	48.2%	11.6%	12.9%
Unrated	1,152,579	6.27%	243,900	21.2%	28.9%	25.7%

Total	2,280,046	6.16%	952,489	41.8%	14.1%	14.7%
Floating-rate/short-term
BB rated or above	41,601	4.83%	32,541	78.2%	6.2%	2.7%
B rated	39,839	6.93%	38,516	96.7%	7.2%	5.6%
Unrated	125,500	9.42%	97,723	77.9%	12.2%	12.6%

Total	206,940	7.99%	168,780	81.6%	9.8%	9.1%
Total amortized cost	2,486,986	6.30%	1,121,269	45.1%	13.5%	13.8%
Excess of estimated fair value over amortized cost	—		211,742

Total CMBS portfolio (3)	$2,486,986		1,333,011

(1)	Cash yield is determined by annualizing the actual cash received during the month of May 2003, and dividing the result by the book value at May 31, 2003.
(2)	Book yield is determined by annualizing the interest income for the month of May 2003, and dividing the result by the book value at May 31, 2003.
(3)	This table excludes CMBS owned through unconsolidated partnerships.

At May 31, 2003, our overall annualized weighted average cash and book yields were both approximately 14%, compared with approximately 15% and 16%, respectively, at May 31, 2002. The decline in overall annualized cash and book yields in the second quarter of 2003 compared to the second quarter of 2002, was due to the impact of the lower interest rate environment and the early collection of purchase discounts due to prepayments on more seasoned transactions in the prior year. Additionally, based on our assessment of current market conditions, we have for several quarters been migrating to higher-rated, lower yielding CMBS investments. Book yields compared to the prior year were also impacted by changes in expected cash flow estimates.

During the first six months ended May 31, 2003, no CMBS securities were sold. However, we did sell a significant amount of CMBS in a resecuritization transaction after May 31, 2003. We sold three CMBS securities at or above par for a gain of $1.6 million during the six months ended May 31, 2002.

General and administrative expenses were $6.2 million and $12.9 million during the three- and six-month periods ended May 31, 2003, respectively, compared to $4.5 million and $9.1 million for the same periods in 2002. This increase is primarily due to increased personnel and out-of-pocket expenses directly related to the growth of our CMBS portfolio.

Corporate and Interest Expense

Three and six months ended May 31, 2003 compared to three and six months ended May 31, 2002

Corporate costs and expenses, excluding interest expense, were $6.9 million and $12.8 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $5.8 million and $11.7 million for the same periods in 2002. The increase for both the three- and six-month periods was primarily due to increased staffing levels and amortization related to restricted stock granted to corporate senior officers in the second quarter of 2003.

On an as reported basis, interest expense was $26.8 million and $50.0 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $23.7 million and $46.1 million for the same periods in 2002. On a combined basis, interest expense was $27.4 million and $51.8 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $24.7 million and $47.8 million for the same periods in 2002. This increase for both the three and six-month periods was primarily due to higher average debt balances, partially offset by lower interest rates. The weighted average interest rate on outstanding debt was 5.6% at May 31, 2003, compared to 5.9% at May 31, 2002.

Income Tax Expense

Three and six months ended May 31, 2003 compared to three and six months ended May 31, 2002

On an as reported basis, income tax expense was $5.9 million and $21.9 million for the three-and six-month periods ended May 31, 2003, respectively, compared to $14.8 million and $28.2 million for the same periods in 2002. On a combined basis, income tax expense was $11.6 million and $30.7 million for the three- and six-month periods ended May 31, 2003, respectively, compared to $15.2 million and $28.8 million for the same periods in 2002. On a combined basis, the effective tax rate for the six-month period was 34.0% in 2003 and 32.5% in 2002. The increase in the effective tax rate was primarily due to an increase in state taxes and lower affordable housing tax credits.

2. LIQUIDITY AND FINANCIAL RESOURCES

Our operating activities provided $10.6 million of cash for the six months ended May 31, 2003, compared to $22.7 million for the same period in 2002. This decrease in cash provided by operating activities was primarily due to an increase in other assets and a decrease in accounts payable and accrued liabilities, partially offset by higher net earnings after adjusting for the effects of non-cash items, whose contributions to cash flow are reflected in cash from investing activities.

Our investing activities used $149.1 million of cash for the six months ended May 31, 2003, compared to $223.4 million for the same period in 2002. This decrease in cash used in investing activities was primarily due to (i) both lower investments in and greater distributions of capital from our unconsolidated partnership interests, (ii) a lower level of purchases of operating properties and land, (iii) higher proceeds during the current period from principal collections on investment securities and on mortgage loans, primarily due to collections on several B-note investments that have paid-off in full and (iv) higher proceeds during the current period from sales and syndications of affordable housing partnership interests. These reductions in cash used by investing activities were partially offset by (i) a higher level of purchases of mortgage loans and investment securities, (ii) lower proceeds from sales of land held for investment, and (iii) increase in restricted cash.

Our financing activities provided $142.9 million of cash for the six months ended May 31, 2003, compared to $204.5 million for the same period in 2002. This decrease in cash provided by financing activities was primarily due to (i) more purchases of treasury stock under our stock buy-back program and (ii) lower net borrowings under repurchase agreements and revolving credit lines. These reductions in cash provided by financing activities were partially offset by higher net borrowings under our mortgage notes and other debts payable, primarily due to the issuance of $235 million principal amount of contingent convertible senior subordinated notes during the current quarter, as further discussed below.

We continue to diversify our capital structure and to manage our debt position with a combination of short-, medium- and long-term financings with a goal of properly matching the maturities of our debt with the expected lives of our assets.

At May 31, 2003, we had approximately $1.13 billion of available liquidity, which included approximately $1.10 billion of cash and availability under credit facilities, and approximately $34.7 million under committed project level term financings.

We have a $390.0 million unsecured revolving credit facility, which matures in July 2006 assuming a one-year extension option is exercised. At May 31, 2003, $125.5 million was outstanding under this facility, and we had $44.0 million of outstanding standby letters of credit utilizing the facility. The facility contains certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities. Subsequent to quarter end, we received an additional financing commitment that increased the total maximum availability under this facility to $400.0 million.

We have various secured revolving lines of credit with an aggregate commitment of $366.3 million, of which $224.0 million was outstanding at May 31, 2003. These lines are collateralized by CMBS and mortgage loans and mature through July 2007.

We have financed some of our purchases of CMBS and loans under reverse repurchase obligation facilities (“repos”), which are in effect borrowings secured by the CMBS and loans. The repo agreements contain provisions which may require us to repay amounts or post additional collateral prior to the scheduled maturity dates under certain circumstances. For example, if the market value of the CMBS which collateralize the financings falls significantly, we could be required either to use cash flow we need to operate and grow our business, or to sell assets at a time when it may not be most appropriate for us to do so, to generate cash needed to repay amounts under repo obligations.

At May 31, 2003, we had eight repo facilities through which we financed selected CMBS and loans. The first facility had a commitment and outstanding balance of $29.2 million and is required to be paid in full by June 2004. The second facility had a commitment of $50.0 million with no outstanding balance at May 31, 2003, and matures in June 2004. The third facility had a commitment of $100.0 million with an outstanding balance of $6.8 million at May 31, 2003, and matures in January 2005. The fourth facility had a commitment of $100.0 million with an outstanding balance of $16.2 million at May 31, 2003, and matures in February 2006. We guaranteed the obligations of our subsidiaries under these four facilities. The fifth facility is a $150.0 million non-recourse facility, which matures in April 2005, and had an outstanding balance of $61.0 million at May 31, 2003. The sixth facility is a $100.0 million non-recourse facility, which matures in April 2007, and had an outstanding balance of $48.9 million at May 31, 2003. The seventh facility is a $75.0 million non-recourse facility with no outstanding balance at May 31, 2003, and matures in February 2006. The eighth facility is a $430.0 million limited recourse facility, which matures in January 2005, and had an outstanding balance of $150.0 million at May 31, 2003.

Additionally, we received seller financing in the form of term repos for two specific CMBS transactions. These agreements had an aggregate commitment and outstanding balance of $15.6 million at May 31, 2003 and expire through August 2004. We have guaranteed $11.9 million of the obligations of our subsidiaries under these facilities.

We received seller financing in the form of term loans for three specific CMBS transactions. We do not guarantee these loans. We also received seller financing in the form of a term loan for one mortgage loan investment, which we have guaranteed. These term loans had an outstanding balance of $28.9 million at May 31, 2003 and expire through June 2004.

At May 31, 2003, we had $450.0 million of long-term unsecured senior subordinated notes outstanding. $200.0 million of these notes bear interest at 9.375% and are due in March 2008. $250.0 million of these notes bear interest at 10.5% and are due in January 2009. Subsequent to the end of the quarter, we issued $350.0 million principal amount of 7.625% senior subordinated notes due 2013. Proceeds from the notes will be used to redeem our 9.375% senior subordinated notes due 2008 at a redemption price equal to 104.688% of their principal amount, plus accrued interest, and to repay senior secured and unsecured debt.

During the quarter, we issued $235.0 million principal amount of 5.5% contingent convertible senior subordinated notes due 2023. The notes can be converted into our common stock at a conversion price per share of $45.28 under certain circumstances, including when the market price of our common stock is more than 120% of the conversion price. We have the right to redeem the notes for cash beginning in 2008. If we call the notes for redemption, holders will be able to convert them even if they would not normally be convertible at that time. Holders will have the right to require us to repurchase the notes in 2010 and 2017. If holders require us to repurchase the notes, we will be able to pay the repurchase price in cash or with shares of our common stock. If this were to occur, we currently expect to pay the repurchase price in cash.

Approximately 57% of our existing indebtedness bears interest at variable rates. However, most of our investments generate interest or rental income at essentially fixed rates. We have entered into derivative financial instruments, primarily interest rate swaps, to manage our interest costs and hedge against risks associated with changing interest rates on our debt portfolio. We believe our interest rate risk management policy is generally effective. Nonetheless, our profitability may be adversely affected during particular periods as a result of changing interest rates. Additionally, hedging transactions using derivative instruments involves risks such as counterparty credit risk. The counterparties to our arrangements are major financial institutions, rated A- or better, with which we and our affiliates may also have other financial relationships.

At May 31, 2003, 43% of our debt was fixed-rate, 16% was variable-rate but had been swapped to fixed-rate and 28% was match-funded against variable-rate assets. After considering the variable-rate debt that had been swapped or was match-funded, only 13% of our total debt remained variable-rate. As of May 31, 2003, we estimated that a 100 basis point change in LIBOR would impact our net earnings by $0.6 million, or $0.02 per share diluted.

During the quarter, with proceeds from the 5.5% contingent convertible senior subordinated notes issued in March 2003, we purchased 2.9 million shares of our common stock at an average price of $33.00 per share, including both shares sold short by purchasers of the notes and shares purchased in the open market. During the quarter, our Board of Directors authorized the repurchase of an additional 3.0 million shares of common stock. Including this authorization, there were 3.4 million shares remaining that we were authorized to buy back under our ongoing stock buy-back program as of the end of the second quarter.

Subsequent to the end of the quarter, we transferred non-investment grade CMBS with a face amount of $763 million, inclusive of additional non-investment grade CMBS expected to be contributed over a nine-month period, to a bankruptcy remote, qualified special purpose entity (“QSPE” or “issuer”). These CMBS were securitized into various classes of non-recourse, fixed- and floating-rate notes (“collateralized debt obligations”), $420 million of which was investment grade, and preferred shares of the QSPE. We sold all of the investment grade notes to unrelated third parties for net proceeds of over $365 million, including the expected net proceeds to be received once the $60 million principal amount of additional non-investment grade CMBS is contributed.

The terms of the transaction permit us to contribute to the new securitization up to $60 million principal amount of additional non-investment grade rated CMBS acquired over a nine-month period subsequent to the closing of the collateralized debt obligations. The additional CMBS will be purchased by the issuer with proceeds which were set aside at the time the new securities were sold. To the extent we do not contribute additional CMBS, the proceeds set aside will be used to pay down senior bondholders of the new securities.

The proceeds from this transaction were used to pay down senior secured and unsecured debt, the majority of which can be re-borrowed. In accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we expect to record a gain on the sale of the investment grade notes in both our third and fourth quarters of 2003. We have retained interests, including the non-investment grade fixed-rate notes and preferred shares in the QSPE, with a face amount of $343 million, all of which are subordinate to the interests sold.

OFF-BALANCE SHEET ARRANGEMENTS

From time to time in the normal course of our business, we enter into various types of transactions and arrangements which are not reflected on our balance sheet. These off-balance sheet arrangements include certain commitments and contingent obligations and investments in certain unconsolidated entities.

Commitments and Contingent Obligations

We are obligated, under various types of agreements, to provide guarantees. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have recorded $1.6 million of liabilities related to obligations under certain guarantees, where payments are considered to be both probable and reasonably estimable. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” we have also recorded $4.1 million of liabilities representing our maximum exposure to loss under non-operating guarantees and operating guarantees of an extended duration which we provided at the time of sale of certain partnership interests in affordable housing communities, even though we do not expect to be required to perform under these guarantees. Except for the amounts described above, these guarantees and commitments are not reflected in our financial statements, and at May 31, 2003, include:

		Amount of Commitment Expiration Per Period
	Outstanding Commitments	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
		(In millions)
Standby letters of credit	$47.6	42.6	5.0	—	—
Guarantees of debt (1)	33.9	23.8	0.4	1.6	8.1
Limited maintenance guarantees	39.9	27.5	12.4	—	—
Committed capital contributions	26.7	15.3	11.4	—	—
Performance/surety bonds	47.7	21.6	0.6	—	25.5
Affordable housing communities – other	26.9	13.6	2.4	10.0	0.9

Total commitments	$222.7	144.4	32.2	11.6	34.5

(1)	See “Investments in Unconsolidated Entities” section below for further discussion.

Investments in Unconsolidated Entities

We frequently make investments jointly with others, through partnerships and joint ventures. This (i) allows us to further diversify our investment portfolio, spreading risk over a wider range of investments, (ii) provides access to transactions which are brought to us by other participants, (iii) provides access to capital, and (iv) enables us to participate in investments which are larger than we are willing to make on our own. In many instances, we have a less than controlling interest in the partnership or venture, or control is shared, and therefore we account for our interest by the equity method, rather than consolidating the assets and liabilities of the partnership or venture on our balance sheet.

Typically, we either invest on a non-recourse basis, such as by acquiring a limited partnership interest or an interest in a limited liability company, or we acquire a general partner interest, but hold that interest in a subsidiary which has few, if any, other assets. In those instances, our exposure to partnership liabilities is essentially limited to the amounts we invest in the partnerships. However, in some instances we are required to give limited guarantees of debt incurred or other obligations undertaken by the partnerships or ventures. For certain partnerships, typically those involving real estate property development, we may commit to invest certain amounts in the future based on the partnerships’ business plans or tax credit applications related to affordable housing.

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” which is intended to clarify the application of ARB No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Under the provisions of FIN No. 46, we must consolidate VIEs in which we have a variable interest or a combination of variable interests that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. We are required to assess whether or not we are required to consolidate the VIE at the time we become involved with the entity. Reconsideration of this assessment is required only if the entity’s governing documents or the contractual arrangements among the parties involved change, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses, or the entity undertakes additional activities or acquires additional assets that increase its expected losses. An entity is considered to be a VIE subject to consolidation if either (i) the total equity investment at risk is not greater than the expected losses of the entity or (ii) as a group, the other equity holders lack (a) the ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the residual returns of the entity. FIN No. 46 became effective immediately for variable interests in VIEs created after January 31, 2003, and is effective on September 1, 2003 for variable interests in VIEs created before February 1, 2003. The adoption of FIN No. 46, for variable interests in VIEs created after January 31, 2003, did not have a material effect on our results of operations or financial position.

We are in the process of evaluating all of our investments and other interests in entities created before February 1, 2003, that may be deemed VIEs under the provisions of FIN No. 46. These include (i) interests in CMBS in which we have invested or act as special servicer, the face amount of which amounted to $71.7 billion, (ii) real estate related joint ventures with assets totaling approximately $2.4 billion, and (iii) investments in certain mezzanine loans with underlying assets totaling approximately $126.9 million at May 31, 2003. Our maximum exposure to loss as a result of our involvement with VIEs is limited to our investment in these assets of approximately $1.5 billion and the guarantees we provided to these entities of approximately $136.9 million (included in the Commitments and Contingent Obligations discussion above) at May 31, 2003. Although we believe that many of these entities will not be consolidated and may not ultimately fall under the provisions of FIN No. 46, we cannot reach any definitive determination until we complete our evaluation.

At May 31, 2003, we had investments in unconsolidated partnerships of $361.1 million. Summarized financial information on a combined 100% basis related to our investments in unconsolidated partnerships accounted for by the equity method at May 31, 2003 follows:

	LNR Investment	LNR Financial Interest (1)	Total Partnership Assets	Total Partnership Liabilities
	(In thousands, except percentages)
Properties:
Single-asset partnerships	$31,438	33% - 94%	$244,829	193,463	(2)
Partnerships with Lennar:
LLP	50,220	50%	224,155	123,716	(3)
Other	38,529	12.5% - 50%	200,944	86,133
Affordable housing communities	52,259	1% - 99%	559,811	397,640	(4)
Other	478	5% - 35%	8,396	7,347

	172,924		1,238,135	808,299

International	84,453	100%	84,909	456
Loans:
Domestic non-performing loan pools	1,288	15% -50%	28,620	22,007
Securities:
Madison	91,341	25.8%	965,272	607,824
Other	11,137	50% - 69.5%	59,484	37,668

	102,478		1,024,756	645,492

Total	$361,143		$2,376,420	1,476,254	(5)

(1)	Although we may own a majority financial interest in certain partnerships, we do not consolidate those non-VIE partnerships in which control is shared or in which less than a controlling interest is held. See further discussion under the heading of “Basis of Presentation and Consolidation” within Note 1 to our unaudited consolidated condensed financial statements.
(2)	Only $4.8 million is recourse to us.
(3)	Only $1.6 million is recourse to us.
(4)	Only $27.5 million is recourse to us.
(5)	Debt is non-recourse to us except for the $33.9 million noted in footnotes 2, 3, and 4 above and in the Commitments and Contingent Obligations table above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in quantitative or qualitative market risk since November 30, 2002. See our Annual Report on Form 10-K for the year ended November 30, 2002 for further discussion.

Item 4. Controls and Procedures

For many years we have had procedures in place for gathering the information that is needed to enable us to file required quarterly and annual reports with the Securities and Exchange Commission (“SEC”). However, because of additional disclosure requirements imposed by the SEC in August 2002, as required by the Sarbanes-Oxley Act of 2002, we formed a committee consisting of the people who are primarily responsible for the preparation of those reports, including our General Counsel and our Principal Accounting Officer, to review and formalize our procedures, and to have ongoing responsibility for designing and implementing our disclosure controls and procedures (i.e., the controls and procedures by which we ensure that information we are required to disclose in the annual and quarterly reports we file with the SEC is processed, summarized and reported within the required time periods). On June 19, 2003, our Chief Executive Officer and Chief Financial Officer participated in an evaluation by that committee of our disclosure controls and procedures. Based upon their participation in that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2003 to ensure that all the required information was disclosed an a timely basis in our reports filed under the Securities Exchange Act.

Our Chief Executive Officer and Chief Financial Officer also participated in an evaluation on June 19, 2003, by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2003. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any legal proceedings other than suits in the ordinary course of our business, most of which are covered by insurance. We believe these suits will not, in the aggregate, have a material adverse effect upon us.

Items 2-3. Not applicable.

Item 4. Submission of matters to a Vote of Security Holders.

The following matters were resolved by vote at the April 9, 2003 annual meeting of stockholders of LNR Property Corporation:

(1)	All Board of Director nominees were re-elected to hold office until 2006. The results of the vote were as follows:

Common Stock:
Director	Votes For	Votes Withheld
Jeffery P. Krasnoff	16,806,289	331,663
Stuart A. Miller	12,680,953	4,456,999
Stephen E. Frank	16,681,616	456,336

Class B Common Stock:
Director	Votes For	Votes Withheld
Jeffery P. Krasnoff	97,610,430	—
Stuart A. Miller	97,608,430	2,000
Stephen E. Frank	97,610,430	—

(2)	The stockholders approved a proposal to increase the number of shares which may be issued under the LNR Property Corporation 2000 Stock Option and Restricted Stock Plan. The results of the vote were as follows:

	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Common Stock	3,922,776	7,806,763	331,712	5,076,701
Class B Common Stock	97,466,360	13,900	3,000	127,170

Items 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

(b)	Reports on Form 8-K:

On March 20, 2003, we filed a report on Form 8-K that reported information under Items 7 and 9.

On March 25, 2003, we filed a report on Form 8-K that reported information under Items 7 and 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Signature and Title	Date

/s/ SHELLY RUBIN Shelly Rubin Vice President and Chief Financial Officer (Principal Financial Officer)	July 15, 2003

Exhibit Index

Exhibit Number	Description

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications