Form 10-Q
period 2003-08-31
LNR PROPERTY CORP
filed 2003-10-14
CIK 1043044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

Common shares outstanding as of the end of the current fiscal quarter:

Common	19,915,271
Class B Common	9,775,568

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
(In thousands, except per share amounts)	August 31, 2003	November 30, 2002
Assets
Cash and cash equivalents	$20,382	5,711
Restricted cash	9,746	2,524
Investment securities	986,723	1,127,313
Mortgage loans, net	449,811	430,255
Operating properties and equipment, net	682,853	608,207
Land held for investment	55,653	56,980
Investments in unconsolidated partnerships	380,311	360,981
Assets held for sale	—	170,995
Other assets	74,868	71,908

Total assets	$2,660,347	2,834,874

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$11,411	13,720
Accrued expenses and other liabilities	159,352	202,113
Liabilities related to assets held for sale	—	130,427
Mortgage notes and other debts payable	1,439,201	1,360,736

Total liabilities	1,609,964	1,706,996

Minority interests	1,480	1,722

Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Common stock, $.10 par value, 150,000 shares authorized, 19,915 and 23,189 shares issued and outstanding in 2003 and 2002, respectively	1,992	2,319
Class B common stock, $.10 par value, 40,000 shares authorized, 9,776 and 9,784 shares issued and outstanding in 2003 and 2002, respectively	978	978
Additional paid-in capital	458,887	489,948
Retained earnings	519,505	510,204
Unamortized value of restricted stock grants	(31,125)	(7,077)
Accumulated other comprehensive earnings	98,666	129,784

Total stockholders’ equity	1,048,903	1,126,156

Total liabilities and stockholders’ equity	$2,660,347	2,834,874

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands, except per share amounts)	2003	2002	2003	2002
Revenues
Rental income	$26,008	24,934	78,788	70,224
Management and servicing fees	12,271	7,326	30,823	25,609

Total revenues	38,279	32,260	109,611	95,833

Other operating income
Equity in earnings of unconsolidated partnerships	11,088	11,674	36,898	34,024
Interest income	40,074	45,071	125,542	137,868
Gains on sales of:
Real estate	2,216	5,295	11,518	29,439
Investment securities	29,764	45,613	29,764	47,221
Lease termination fee	15,115	—	15,115	—
Other	(2,578)	(476)	(884)	(1,136)

Total other operating income	95,679	107,177	217,953	247,416

Costs and expenses
Cost of rental operations	15,478	12,834	44,955	35,914
General and administrative	21,895	19,703	65,121	56,722
Depreciation	5,777	5,436	16,697	16,436
Impairment of long-lived asset	15,050	—	15,050	—
Minority interests	(215)	283	(7)	1,263
Interest	28,163	23,045	77,747	69,031
Loss on early extinguishment of debt	10,343	—	10,343	—

Total costs and expenses	96,491	61,301	229,906	179,366

Earnings from continuing operations before income taxes	37,467	78,136	97,658	163,883

Income taxes	12,315	25,304	31,273	52,987

Earnings from continuing operations	25,152	52,832	66,385	110,896

Discontinued operations:
(Loss) earnings from operating properties sold or held for sale, net of tax	(1)	847	1,886	2,577
Gains on sales of operating properties, net of tax	5,179	—	21,669	—

Earnings from discontinued operations	5,178	847	23,555	2,577

Net earnings	$30,330	53,679	89,940	113,473

(continued)

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF EARNINGS - CONTINUED

	(Unaudited)		(Unaudited)
	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands, except per share amounts)	2003	2002	2003	2002

Weighted average shares outstanding:
Basic	28,400	33,780	29,575	33,795

Diluted	30,119	34,846	30,898	35,019

Earnings per share from continuing operations(1):
Basic	$0.89	1.56	2.24	3.28

Diluted	$0.84	1.52	2.15	3.17

Earnings per share from discontinued operations(1):
Basic	$0.18	0.03	0.80	0.08

Diluted	$0.17	0.02	0.76	0.07

Net earnings per share (1):
Basic	$1.07	1.59	3.04	3.36

Diluted	$1.01	1.54	2.91	3.24

Dividends declared per share:
Common stock	$0.0125	0.0125	0.0375	0.0375

Class B common stock	$0.01125	0.01125	0.03375	0.03375

(1)	Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not exactly equal per share amounts for the year-to-date period.

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

	(Unaudited)		(Unaudited)
	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2003	2002	2003	2002
Net earnings	$30,330	53,679	89,940	113,473

Other comprehensive earnings (losses), net of tax:
Unrealized losses on available-for-sale securities arising during the period	(7,469)	(9,094)	(19,479)	(32,408)
Less: reclassification adjustment for gains on available-for-sale securities included in net earnings	(18,946)	(32,418)	(18,946)	(33,581)
Unrealized (losses) gains on foreign currency translation	(3,718)	2,298	5,685	3,954
Unrealized (losses) gains on derivative financial instruments	1,013	(98)	1,622	129

Other comprehensive losses, net of tax	(29,120)	(39,312)	(31,118)	(61,906)

Comprehensive earnings	$1,210	14,367	58,822	51,567

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended August 31,
(In thousands)	2003	2002
Cash flows from operating activities:
Net earnings	$89,940	113,473
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	18,408	18,465
Minority interests	(26)	1,263
Accretion of discount on CMBS and mortgage loans	(6,600)	(28,390)
Amortization of deferred costs	7,027	4,628
Equity in earnings of unconsolidated partnerships	(36,898)	(34,024)
Distributions of earnings from unconsolidated partnerships	56,543	54,352
Interest received on CMBS in excess of income recognized	22,540	15,068
Impairment of long-lived asset	15,050	—
Loss on early extinguishment of debt	10,343	—
Deferred lease costs charged against lease termination fee	8,885	—
Gains on sales of real estate	(47,042)	(29,439)
Gains on sales of investment securities	(29,764)	(47,221)
(Gains) losses on derivative financial instruments	(2,378)	1,192
Changes in assets and liabilities:
Increase in other assets	(13,740)	(1,843)
Decrease in accounts payable and accrued liabilities	(49,157)	(20,567)

Net cash provided by operating activities	43,131	46,957

Cash flows from investing activities:
Operating properties and equipment:
Additions	(113,329)	(157,570)
Sales	92,587	109,087
Land held for investment:
Additions	(7,823)	(33,592)
Sales	10,213	32,578
Investments in unconsolidated partnerships	(55,597)	(112,738)
Distributions of capital from unconsolidated partnerships	31,058	20,873
Purchase of mortgage loans held for investment	(180,868)	(63,760)
Proceeds from mortgage loans held for investment	288,183	65,989
Purchase of investment securities	(333,477)	(309,571)
Proceeds from principal collections on and sales of investment securities	464,474	437,109
(Increase) decrease in restricted cash	(7,222)	78,740
Proceeds from sales and syndications of affordable housing partnership interests	24,588	10,438

Net cash provided by investing activities	212,787	77,583

(Continued)

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

	(Unaudited)
	Nine Months Ended August 31,
(In thousands)	2003	2002

Cash flows from financing activities:
Proceeds from stock option exercises and stock purchase plan sales	5,104	3,165
Purchase and retirement of treasury stock	(144,763)	(51,812)
Payment of dividends	(1,080)	(1,257)
Net distributions to minority partners in consolidated entities	(216)	(25,027)
Prepayment premium on early extinguishment of debt	(9,376)	—
Net payments under repurchase agreements and revolving credit lines	(344,808)	(1,368)
Mortgage notes and other debts payable:
Proceeds from borrowings	605,650	82,391
Principal payments	(351,758)	(128,307)

Net cash used in financing activities	(241,247)	(122,215)

Net increase in cash and cash equivalents	14,671	2,325
Cash and cash equivalents at beginning of period	5,711	6,578

Cash and cash equivalents at end of period	$20,382	8,903

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$77,125	74,604
Cash paid for taxes	$77,103	53,000
Purchase of partnership interests and consolidation of entities previously accounted for under the equity method:
Operating properties	$—	60,504
Other assets	—	4,173
Mortgage notes and other debts payable	—	(48,187)
Investments in unconsolidated partnerships	—	(6,560)

Cash paid	$—	9,930

Supplemental disclosure of non-cash investing and financing activities:
Purchases of investment securities financed by seller	$20,873	—
Purchases of mortgage loans financed by seller	$18,255	26,625
Mortgage loans received on sales of operating properties	$101,688	—

Supplemental disclosure of non-cash transfers:
Transfer from land held for investment to operating properties	$4,701	—
Transfer from other assets to investments in unconsolidated partnerships	$8,287	3,691
Transfer from other assets to mortgage loans	$7,225	—
Transfer from investment securities to mortgage loans	$—	4,310

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

Variable interest entities (“VIEs”) are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In accordance with FIN No. 46, we consolidate VIEs in which we have a variable interest or a combination of variable interests that will absorb a majority of each entity’s expected losses if they occur, receive a majority of each entity’s expected residual returns if they occur, or both, based on an assessment performed at the time we become involved with each entity to determine if we are the primary beneficiary. If we are the primary beneficiary of a VIE, we are required to consolidate it. We reconsider this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses, or the entity undertakes additional activities or acquires additional assets that increase its expected losses.

For entities not deemed to be VIEs, we consolidate those entities in which we own a majority of the voting securities or interests, except in those instances in which the minority voting interest owner effectively participates through substantive participative rights, as discussed in Emerging Issues Task Force (“EITF”) 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Substantive participative rights include the ability to select, terminate, and set compensation of the investee’s management, if applicable, and the ability to participate in capital and operating decisions of the investee, including budgets, in the ordinary course of business.

We invest in organizations with varying structures, many of which do not have voting securities or interests, such as general partnerships, limited partnerships, and limited liability companies. In many of these structures, control of the entity rests with the general partners or managing members, while other members hold passive interests. The general partner or managing member may hold anywhere from a relatively small percentage of the total financial interests to a majority of the financial interests. For entities not deemed to be VIEs, where we serve as a general partner or managing member, we are considered to have the controlling financial interest and therefore the entity is consolidated, regardless of our financial interest percentage, unless there are other limited partners or investing members that effectively participate through substantive participative rights as outlined in EITF 96-16. In those circumstances where we, as majority owner, cannot cause the entity to take actions that are significant in the ordinary course of business, because such actions could be vetoed by the minority owner, we do not consolidate the entity.

When we consolidate entities, the ownership interests of any minority parties are reflected as minority interests.

Entities which are not consolidated are accounted for by the equity method (when significant influence can be exerted by us), or the cost method.

All significant intercompany transactions and balances among consolidated entities and intercompany profits and/or losses with unconsolidated partnerships have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 2002 audited financial statements in our Annual Report on Form 10-K for the year then ended, as amended in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” by a current report on Form 8-K filed on September 15, 2003. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying unaudited consolidated condensed financial statements have been made.

2. Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share calculations for the three and nine months ended August 31, 2003 and 2002:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands, except per share amounts)	2003	2002	2003	2002
Numerator
Numerator for basic and diluted earnings per share:
Earnings from continuing operations	$25,152	52,832	66,385	110,896
Earnings from discontinued operations	5,178	847	23,555	2,577

Net earnings	$30,330	53,679	89,940	113,473

Denominator
Denominator for basic earnings per share - weighted average shares	28,400	33,780	29,575	33,795
Effect of dilutive securities:
Stock options	416	383	380	502
Restricted stock	1,267	663	915	701
Other	36	20	28	21

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	30,119	34,846	30,898	35,019

Earnings per share from continuing operations(1):
Basic	$0.89	1.56	2.24	3.28

Diluted	$0.84	1.52	2.15	3.17

Earnings per share from discontinued operations(1):
Basic	$0.18	0.03	0.80	0.08

Diluted	$0.17	0.02	0.76	0.07

Net earnings per share(1):
Basic	$1.07	1.59	3.04	3.36

Diluted	$1.01	1.54	2.91	3.24

(1)	Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not exactly equal per share amounts for the year-to-date period.

3. Investment Securities and Mortgage Loans, Net

Included in our balances of investment securities and mortgage loans, net were $364.1 million and $46.3 million at August 31, 2003, respectively, and $497.3 million and $12.8 million at November 30, 2002, respectively, of assets which were pledged to creditors which can be repledged or sold by creditors under reverse repurchase agreements.

4. Stock-Based Compensation

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” and SFAS No. 123 “Accounting for Stock-Based Compensation,” we continue to apply the accounting provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with regard to the measurement of employee compensation cost for options granted under our one equity compensation plan. No stock-based employee compensation cost relative to stock options is reflected in net income as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of grant. Deferred compensation related to restricted stock grants is amortized to expense over the vesting period. Had expense been recognized using the fair value method described in SFAS No. 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands, except per share amounts)	2003	2002	2003	2002
Net earnings, as reported	$30,330	53,679	89,940	113,473
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	1,475	539	3,077	1,618
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,113)	(1,163)	(4,949)	(3,446)

Pro forma net earnings	$29,692	53,055	88,068	111,645

Net earnings per share(1):
Basic - as reported	$1.07	1.59	3.04	3.36

Basic - pro forma	$1.05	1.57	2.98	3.30

Diluted - as reported	$1.01	1.54	2.91	3.24

Diluted - pro forma	$0.99	1.52	2.85	3.19

(1)	Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not exactly equal per share amounts for the year-to-date period.

5. Commitments and Contingencies

We are obligated, under various types of agreements, to provide guarantees and other commitments, which totaled $207.6 million at August 31, 2003, none of which is reflected in our financial statements. Included in this amount are $29.8 million of commitments to fund capital contributions to unconsolidated partnerships required by partnership agreements or pursuant to approved annual business plans or tax credit applications related to our affordable housing business. Also included are guarantees, which totaled $177.8 million at August 31, 2003, which are discussed in Note 6.

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

In the ordinary course of business, we provide various guarantees which are included under the recognition, measurement and disclosure provisions of FIN No. 45, including: (i) standby letters of credit, generally to enhance credit or guarantee our performance under contractual obligations; (ii) guarantees of debt, generally in order for unconsolidated partnerships in which we own interests to obtain financing for the acquisition and development of their properties; (iii) limited maintenance guarantees, generally to certain of our partnerships’ lenders, which may require us to provide funds to partnerships to maintain a required loan-to-value ratio or upon default by the borrower; (iv) surety bond reimbursement guarantees, generally related to our affordable housing syndications or to support our development obligations under development agreements with municipalities, and (v) guarantees in connection with our syndication of affordable housing tax credits, generally to provide additional funding to cover operating cash flow deficiencies, maintain specified debt service coverage ratios and cover financing shortfalls to projects upon completion if the projects’ permanent financing is insufficient to repay the projects’ construction loans. These guarantees have varying expiration dates ranging from less than one year to 18 years, and total $177.8 million at August 31, 2003. The fair value of these types of guarantees issued after December 31, 2002, was not material. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have recorded $1.6 million of liabilities related to obligations under certain guarantees, at August 31, 2003, where payments are considered both probable and reasonably estimable. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” we have also recorded $3.9 million of liabilities representing our maximum exposure to loss under non-operating guarantees and operating guarantees of an extended duration which we provided at the time of sale of certain partnership interests in affordable housing communities, even though we do not expect to be required to perform under these guarantees.

7. Securitization Transaction

During July 2003, we transferred $702.7 million in face amount of non-investment grade commercial mortgage backed securities (“CMBS”) to a qualified special purpose entity (“QSPE”). We committed to contribute up to $60.0 million face amount of additional non-investment grade CMBS to the QSPE over a nine-month period. The additional CMBS were transferred to the QSPE in September 2003. These CMBS were securitized into various classes of non-recourse fixed- and floating-rate bonds comprised of $419.5 million face amount of investment grade rated bonds, $74.0 million face amount of non-investment grade rated bonds and $269.2 million face amount of preferred shares in the issuing entity. The QSPE sold the investment grade rated bonds to unrelated third parties for net proceeds of $412.0 million which was used to pay us for the CMBS. We used the proceeds to repay senior secured and unsecured debt, the majority of which can be re-borrowed. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we recognized a pre-tax gain on the sale of the CMBS of $29.3 million in the quarter ended August 31, 2003, and will recognize an additional gain of $18.4 million in the quarter ending November 30, 2003 for the additional CMBS contributed in September 2003. We retained the non-investment grade rated bonds and the preferred equity (the “retained interests”). The aggregate face amount of the retained interests at the date of transfer was $343.2 million. The amortized cost of the retained interests at the date of transfer was $68.5 million. The retained interests are carried on our balance sheet at an estimated fair value of $79.0 million and are classified as available-for-sale. We measure the estimated fair value of the retained interests based on the present value of the expected future cash flows from them. The difference between the amortized cost of the retained interests and their fair values is recorded, net of tax, in other comprehensive earnings.

8. Loss on Early Extinguishment of Debt

In July 2003, we sold $350.0 million principal amount of 7.625% senior subordinated notes due 2013. Proceeds from the sale were primarily used to redeem our $200.0 million principal amount of 9.375% senior subordinated notes due 2008 at a redemption price equal to 104.688% of principal plus interest accrued to the redemption date. The remainder of the proceeds were used to repay senior secured and unsecured debt and for general corporate purposes. As a result of the redemption of the notes at a premium and the related write-off of unamortized debt issuance costs, we recorded a pre-tax loss of $10.3 million during the third quarter of 2003.

9. New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the cost of an acquired enterprise allocated to goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Additionally, SFAS No. 142 requires that the costs of an acquired enterprise allocated to intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. SFAS No. 142 is effective for the fiscal year ending November 2003 and the interim periods within fiscal year 2003. During the quarter ended August 31, 2003, we purchased an asset with in-place leases which are subject to the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, for $47.6 million. The entire cost of this asset was recorded in operating properties at August 31, 2003. We expect to allocate a portion of the cost of this asset representing the fair value of in-place leases to intangible assets in accordance with SFAS No. 141 and SFAS No. 142 within twelve months of the purchase date.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized as an asset with an offsetting liability in the period in which it is incurred if a reasonable estimate of fair value can be made. We adopted the provisions of SFAS No. 143 for the quarter ending February 28, 2003. The adoption of SFAS No. 143 did not have a material effect on our results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for the fiscal year ending November 30, 2003, and the interim periods within fiscal 2003. The provisions of this statement generally are to be applied prospectively only. As indicated in Note 10, we adopted the provisions of SFAS No. 144 effective December 1, 2002. SFAS No. 144 requires us to present all operating properties classified as held for sale separately on our balance sheet, and the earnings from all properties sold or classified as held for sale as results of discontinued operations in our statement of earnings. Prior periods are to be restated for comparative purposes. The adoption of this statement did not impact our net earnings. It did, however, impact the presentation of our financial position and operating results. Specifically, each time we sell a property or classify it as held for sale, we are required to restate our statements of earnings for the current year, as well as prior years for comparability purposes. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, (b) measure an impairment loss as the difference between carrying amount and the fair value of the asset, and (c) measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and cease depreciation. As quoted market prices for real estate properties are generally not available, fair value is estimated by us based upon discounted expected future cash flows or the expected present value method, in which multiple cash flow scenarios that reflect the range of possible outcomes at a risk-free rate is calculated.

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

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others.” FIN No. 45 requires certain guarantees to be recorded at fair value and also requires significant new disclosures related to guarantees, even when the likelihood of making any payments under the guarantees is remote. FIN No. 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, a liability, or an equity security of the guaranteed party. We adopted the new disclosure requirements of FIN No. 45 for the quarter ended February 28, 2003. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. As discussed in Note 6, the adoption of the initial recognition and measurement provisions of FIN No. 45 did not have a material effect on our results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which is intended to clarify the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires us to consolidate variable interest entities (“VIEs”) in which we have a variable interest or a combination of variable interests that will absorb a majority of each entity’s expected losses if they occur, receive a majority of each entity’s expected residual returns if they occur, or both, based on an assessment performed at the time we become involved with each entity to determine if we are the primary beneficiary. If we are the primary beneficiary of a VIE, we are required to consolidate it. Reconsideration of this assessment is required only if the entity’s governing documents or the contractual arrangements among the parties involved change, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses, or the entity undertakes additional activities or acquires additional assets that increase its expected losses. An entity is considered to be a VIE subject to consolidation if either (i) the total equity investment at risk is not greater than the expected losses of the entity or (ii) as a group, the equity holders lack (a) the ability to participate in decisions about the entity’s activities through voting or similar rights, including proportionate voting and economic rights, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the residual returns of the entity. We have adopted the provisions of FIN No. 46 for variable interests in VIEs created after January 31, 2003. The adoption of FIN No. 46 for variable interests in VIEs created after January 31, 2003 did not have a material effect on our results of operations or financial position. The FASB has recently agreed to defer the effective date for variable interests in VIEs created before February 1, 2003, to our quarter ending February 29, 2004.

We have evaluated all of our investments and other interests in entities created before February 1, 2003, that may be deemed VIEs under the provisions of FIN No. 46. Based on our current interpretation of FIN No. 46, we expect to consolidate twenty real estate joint ventures into our financial statements during our quarter ending February 29, 2004. Their assets and liabilities will be measured at their carrying values. As of August 31, 2003, these twenty real estate joint ventures have total assets of approximately $274.7 million and total mortgage notes and other debts payable of approximately $132.2 million. Our maximum exposure to loss in these real estate joint ventures represents our recorded investment in these assets of approximately $104.8 million and the guarantees we provided to these entities of approximately $19.7 million, at August 31, 2003. The adoption of FIN No. 46 will not impact our net earnings.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this Statement generally are to be applied prospectively only. We have adopted the provisions of SFAS No. 149 effective July 1, 2003. The adoption of SFAS No. 149 did not have a material effect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This Statement is effective for financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires that reclassification of financial instruments created before May 31, 2003 and still existing at the beginning of the interim period of adoption, be reported as a cumulative effect of a change in accounting principle. We have adopted the provisions of SFAS No. 150 for financial instruments created or modified after May 31, 2003, and will adopt the provisions of SFAS No. 150 effective September 1, 2003 for financial instruments created before May 31, 2003. The adoption of SFAS No. 150 for financial instruments created or modified after May 31, 2003 did not have a material effect on our results of operations or financial position. We are currently assessing the impact of the adoption of SFAS No. 150 for financial instruments created before May 31, 2003 that may need to be classified as liabilities.

10. Assets Held for Sale

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

In the normal course of our business, we acquire, develop, redevelop, or reposition real estate properties, and then dispose of those properties when we believe they have reached optimal values. Because we sell properties on a regular basis, in accordance with SFAS No. 144, we will be reflecting the historical operating results of properties sold or held for sale as discontinued operations on an ongoing basis. During the nine months ended August 31, 2003, we sold several such properties and have reflected these properties’ assets and liabilities as “held for sale” in our consolidated condensed balance sheets prior to their sale date, and their historical operating results, as well as our gain on sale, as “discontinued operations” in our consolidated condensed statements of earnings for periods prior to their sale. At August 31, 2003, none of our real estate operating properties was considered held for sale as defined by SFAS No. 144.

Assets held for sale and liabilities related to assets held for sale were comprised of the following:

	August 31, 2003	November 30, 2002
(In thousands)
Assets
Operating properties and equipment, net	$—	157,420
Other assets	—	13,575

Total assets	$—	170,995

Liabilities
Accounts payable	$—	367
Accrued expenses and other liabilities	—	5,332
Mortgage notes and other debts payable	—	124,728

Total liabilities	$—	130,427

The results of discontinued operations for the three and nine months ended August 31, 2003 and 2002 related to assets that had been sold or were held for sale, were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2003	2002	2003	2002
Rental income	$564	4,862	10,915	13,762
Interest income	—	—	2	—
Gains on sales of real estate	8,489	—	35,524	—
Other	—	—	(1)	—

Total revenues and other operating income	9,053	4,862	46,440	13,762

Cost of rental operations	422	1,550	3,866	4,536
Depreciation	79	766	1,711	2,029
Minority interests	(18)	—	(19)	—
Interest	82	1,158	2,267	2,972

Total costs and expenses	565	3,474	7,825	9,537

Earnings before income taxes	8,488	1,388	38,615	4,225
Income taxes	3,310	541	15,060	1,648

Net earnings	$5,178	847	23,555	2,577

11. Lease Termination Fee and Impairment on Long-Lived Asset

During the quarter ended August 31, 2003, we received a $24.0 million lease termination fee from a tenant that had originally leased 100% of one of our office buildings for ten years. Approximately $8.9 million of that fee was a recovery of capitalized and deferred costs associated with the lease. The remaining $15.1 million was recorded as other operating income.

In accordance with SFAS No. 144, a loss provision in the amount of $15.1 million was recorded during the quarter ended August 31, 2003, for the impairment of this property to reflect the current market value of the building without the tenant. The fair value of this property was determined based on the discounted expected future cash flows from the property.

12. Reclassifications

Certain reclassifications have been made to the prior year consolidated condensed financial statements to conform to the current year presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SOME OF THE STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE “FORWARD-LOOKING STATEMENTS” AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. GENERALLY, THE WORDS “BELIEVE,” “EXPECT,” “INTEND,” “ANTICIPATE,” “WILL,” “MAY” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS IN THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO, (I) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY, IN AREAS IN WHICH WE OWN PROPERTIES, OR IN AREAS IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY US ARE LOCATED, (II) CHANGES IN INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (III) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (IV) CHANGES IN INTEREST RATES, (V) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES, (VI) CHANGES IN AVAILABILITY OF CAPITAL OR THE TERMS ON WHICH IT IS AVAILABLE, (VII) CHANGES IN AVAILABILITY OF QUALIFIED PERSONNEL AND (VIII) CHANGES IN GOVERNMENT REGULATIONS, INCLUDING, WITHOUT LIMITATION, ENVIRONMENTAL REGULATIONS. SEE OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 2002, FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES APPLICABLE TO OUR BUSINESS.

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

On December 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that whenever we sell or hold for sale, a commercial real estate property that has its own operations and cash flows, we must reclassify the revenues and expenses of that property, including the gain or loss on the sale of that property, both with regard to the current period and with regard to the past, as elements of earnings from discontinued operations. Primarily because of this, 17% of our net earnings during the third quarter of 2003 and 26% of our net earnings during the first nine months of 2003 were characterized as earnings from discontinued operations. As we expect to sell properties on a regular basis, we will be reflecting properties sold or held for sale as discontinued operations on an ongoing basis. Because our real estate properties business consists of continuously acquiring properties, enhancing their value and selling them, sales of individual properties are an important part of our real estate property business. Therefore, we believe, reclassifying our operating income from properties we sell or hold for sale, and treating our gain or loss from sale of those properties as discontinued operations, makes it difficult to determine and evaluate from our statements of earnings the performance of our real estate properties business. Because of that, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and particularly in the section regarding Real Estate Properties, we provide information that combines revenues, expenses and gains on sales with regard to properties we have sold or hold for sale, which are reflected on our statements of earnings as discontinued operations, with the operating income from commercial properties we continue to own which are not classified as held for sale. Our management uses this combined information in evaluating the performance of the real estate properties business, and believes investors may find the information helpful for this purpose as well.

The following tables show the effects of the combination with regard to the three and nine months ended August 31, 2003 and 2002:

	Three Months Ended August 31, 2003			Three Months Ended August 31, 2002
(In thousands)	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
Revenues
Rental income	$26,008	564	26,572	24,934	4,862	29,796
Management and servicing fees	12,271	—	12,271	7,326	—	7,326

Total revenues	38,279	564	38,843	32,260	4,862	37,122

Other operating income
Equity in earnings of unconsolidated partnerships	11,088	—	11,088	11,674	—	11,674
Interest income	40,074	—	40,074	45,071	—	45,071
Gains on sales of:
Real estate	2,216	8,489	10,705	5,295	—	5,295
Investment securities	29,764	—	29,764	45,613	—	45,613
Lease termination fee	15,115	—	15,115	—	—	—
Other	(2,578)	—	(2,578)	(476)	—	(476)

Total other operating income	95,679	8,489	104,168	107,177	—	107,177

Costs and expenses
Cost of rental operations	15,478	422	15,900	12,834	1,550	14,384
General and administrative	21,895	—	21,895	19,703	—	19,703
Depreciation	5,777	79	5,856	5,436	766	6,202
Impairment of long-lived asset	15,050	—	15,050	—	—	—
Minority interests	(215)	(18)	(233)	283	—	283
Interest	28,163	82	28,245	23,045	1,158	24,203
Loss on early extinguishment of debt	10,343	—	10,343	—	—	—

Total costs and expenses	96,491	565	97,056	61,301	3,474	64,775

Earnings from continuing operations before income taxes	37,467	8,488	45,955	78,136	1,388	79,524
Income taxes	12,315	3,310	15,625	25,304	541	25,845

Earnings from continuing operations	25,152	5,178	30,330	52,832	847	53,679

Discontinued operations:
Earnings (loss) from operating properties sold or held for sale, net of tax	(1)	1	—	847	(847)	—
Gain on sales of operating properties, net of tax	5,179	(5,179)	—	—	—	—

Earnings from discontinued operations	5,178	(5,178)	—	847	(847)	—

Net earnings	$30,330	—	30,330	53,679	—	53,679

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

	Nine Months Ended August 31, 2003			Nine Months Ended August 31, 2002
(In thousands)	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
Revenues
Rental income	$78,788	10,915	89,703	70,224	13,762	83,986
Management and servicing fees	30,823	—	30,823	25,609	—	25,609

Total revenues	109,611	10,915	120,526	95,833	13,762	109,595

Other operating income
Equity in earnings of unconsolidated partnerships	36,898	—	36,898	34,024	—	34,024
Interest income	125,542	2	125,544	137,868	—	137,868
Gains on sales of:
Real estate	11,518	35,524	47,042	29,439	—	29,439
Investment securities	29,764	—	29,764	47,221	—	47,221
Lease termination fee	15,115	—	15,115	—	—	—
Other	(884)	(1)	(885)	(1,136)	—	(1,136)

Total other operating income	217,953	35,525	253,478	247,416	—	247,416

Costs and expenses
Cost of rental operations	44,955	3,866	48,821	35,914	4,536	40,450
General and administrative	65,121	—	65,121	56,722	—	56,722
Depreciation	16,697	1,711	18,408	16,436	2,029	18,465
Impairment of long-lived asset	15,050	—	15,050	—	—	—
Minority interests	(7)	(19)	(26)	1,263	—	1,263
Interest	77,747	2,267	80,014	69,031	2,972	72,003
Loss on early extinguishment of debt	10,343	—	10,343	—	—	—

Total costs and expenses	229,906	7,825	237,731	179,366	9,537	188,903

Earnings from continuing operations before income taxes	97,658	38,615	136,273	163,883	4,225	168,108
Income taxes	31,273	15,060	46,333	52,987	1,648	54,635

Earnings from continuing operations	66,385	23,555	89,940	110,896	2,577	113,473

Discontinued operations:
Earnings from operating properties sold or held for sale, net of tax	1,886	(1,886)	—	2,577	(2,577)	—
Gain on sales of operating properties, net of tax	21,669	(21,669)	—	—	—	—

Earnings from discontinued operations	23,555	(23,555)	—	2,577	(2,577)	—

Net earnings	$89,940	—	89,940	113,473	—	113,473

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

The following tables summarize our results of operations for the three and nine months ended August 31, 2003 and 2002, after allocating among the core business segments certain non-corporate general and administrative expenses:

	Three Months Ended August 31, 2003			Three Months Ended August 31, 2002
(In thousands)	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
Revenues and other operating income
Real Estate Properties	$55,749	9,053	64,802	39,903	4,862	44,765
Real Estate Loans	14,678	—	14,678	10,939	—	10,939
Real Estate Securities	63,531	—	63,531	88,595	—	88,595

Total revenues and other operating income	133,958	9,053	143,011	139,437	4,862	144,299

Costs and expenses
Real Estate Properties	43,675	483	44,158	24,645	2,316	26,961
Real Estate Loans	998	—	998	1,319	—	1,319
Real Estate Securities	5,632	—	5,632	5,550	—	5,550
Corporate and interest	46,186	82	46,268	29,787	1,158	30,945

Total costs and expenses	96,491	565	97,056	61,301	3,474	64,775

Earnings before income taxes
Real Estate Properties	12,074	8,570	20,644	15,258	2,546	17,804
Real Estate Loans	13,680	—	13,680	9,620	—	9,620
Real Estate Securities	57,899	—	57,899	83,045	—	83,045
Corporate and interest	(46,186)	(82)	(46,268)	(29,787)	(1,158)	(30,945)

Earnings from continuing operations before income taxes	37,467	8,488	45,955	78,136	1,388	79,524
Income taxes	12,315	3,310	15,625	25,304	541	25,845

Earnings from continuing operations	25,152	5,178	30,330	52,832	847	53,679

Discontinued operations
Earnings (loss) from operating properties sold or held for sale, net of tax	(1)	1	—	847	(847)	—
Gains on sales of operating properties, net of tax	5,179	(5,179)	—	—	—	—

Earnings from discontinued operations	5,178	(5,178)	—	847	(847)	—

Net earnings	$30,330	—	30,330	53,679	—	53,679

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

	Nine Months Ended August 31, 2003			Nine Months Ended August 31, 2002
(In thousands)	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
Revenues and other operating income
Real Estate Properties	$146,834	46,440	193,274	123,835	13,762	137,597
Real Estate Loans	37,852	—	37,852	32,537	—	32,537
Real Estate Securities	142,878	—	142,878	186,877	—	186,877

Total revenues and other operating income	327,564	46,440	374,004	343,249	13,762	357,011

Costs and expenses
Real Estate Properties	99,538	5,558	105,096	72,788	6,565	79,353
Real Estate Loans	3,260	—	3,260	4,446	—	4,446
Real Estate Securities	18,567	—	18,567	14,631	—	14,631
Corporate and interest	108,541	2,267	110,808	87,501	2,972	90,473

Total costs and expenses	229,906	7,825	237,731	179,366	9,537	188,903

Earnings before income taxes
Real Estate Properties	47,296	40,882	88,178	51,047	7,197	58,244
Real Estate Loans	34,592	—	34,592	28,091	—	28,091
Real Estate Securities	124,311	—	124,311	172,246	—	172,246
Corporate and interest	(108,541)	(2,267)	(110,808)	(87,501)	(2,972)	(90,473)

Earnings from continuing operations before income taxes	97,658	38,615	136,273	163,883	4,225	168,108
Income taxes	31,273	15,060	46,333	52,987	1,648	54,635

Earnings from continuing operations	66,385	23,555	89,940	110,896	2,577	113,473

Discontinued operations
Earnings from operating properties sold or held for sale, net of tax	1,886	(1,886)	—	2,577	(2,577)	—
Gains on sales of operating properties, net of tax	21,669	(21,669)	—	—	—	—

Earnings from discontinued operations	23,555	(23,555)	—	2,577	(2,577)	—

Net earnings	$89,940	—	89,940	113,473	—	113,473

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

Three and nine months ended August 31, 2003 compared to three and nine months ended August 31, 2002

Net earnings for the three- and nine-month periods ended August 31, 2003 were $30.3 million and $89.9 million, respectively, compared to $53.7 million and $113.5 million for the same periods in 2002. Net earnings were $23.4 million lower during the three-month period ended August 31, 2003, primarily due to (i) a $10.4 million decrease in gains on sales of assets (including gains of $8.5 million in 2003 and $0.0 million in 2002, characterized as earnings from discontinued operations), primarily due to lower gains on sales of securities, (ii) a pre-tax loss of $10.3 million in 2003 primarily related to a premium required to redeem our $200.0 million principal amount of 9.375% senior subordinated notes due 2008, (iii) lower interest income from our real estate securities business, (iv) lower net rents

(rental income less cost of rental operations) and (v) higher interest expense, partially offset by (i) higher management and servicing fee income and (ii) lower income tax expense. Additionally, during the third quarter of 2003, we recorded lease termination income and an asset impairment charge which offset each other, as discussed in Real Estate Properties below. Net earnings were down $23.5 million for the nine-month period ended August 31, 2003, primarily reflecting (i) lower interest income from our real estate securities business, (ii) the $10.3 million pre-tax loss related to the redemption of our senior subordinated notes as previously discussed, (iii) higher general and administrative expenses, and (iv) higher interest expense, somewhat offset by (i) higher interest income from our real estate loans business, (ii) higher management and servicing fee income and (iii) lower income tax expense.

Real Estate Properties

	Three Months Ended August 31, 2003			Three Months Ended August 31, 2002
(In thousands)	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
Revenues
Rental income	$26,008	564	26,572	24,934	4,862	29,796
Management fees	583	—	583	409	—	409
Other operating income
Equity in earnings of unconsolidated partnerships	12,075	—	12,075	9,149	—	9,149
Interest income	83	—	83	116	—	116
Gains on sales of real estate	2,216	8,489	10,705	5,295	—	5,295
Lease termination fee	15,115	—	15,115	—	—	—
Other	(331)	—	(331)	—	—	—

Total revenues and other operating income	55,749	9,053	64,802	39,903	4,862	44,765

Costs and expenses
Cost of rental operations	15,478	422	15,900	12,834	1,550	14,384
General and administrative	7,585	—	7,585	6,333	—	6,333
Depreciation	5,777	79	5,856	5,436	766	6,202
Impairment of long-lived asset	15,050	—	15,050	—	—	—
Minority interests	(215)	(18)	(233)	42	—	42

Total costs and expenses(2)	43,675	483	44,158	24,645	2,316	26,961

Earnings before income taxes	$12,074	8,570	20,644	15,258	2,546	17,804

(1)	See discussion entitled, “Adoption of SFAS No. 144.”
(2)	Does not include interest expense.

	Nine Months Ended August 31, 2003			Nine Months Ended August 31, 2002
(In thousands)	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
Revenues
Rental income	$78,788	10,915	89,703	70,224	13,762	83,986
Management fees	2,348	—	2,348	3,512	—	3,512
Other operating income
Equity in earnings of unconsolidated partnerships	39,028	—	39,028	19,122	—	19,122
Interest income	358	2	360	1,533	—	1,533
Gains on sales of real estate	11,518	35,524	47,042	29,439	—	29,439
Lease termination fee	15,115	—	15,115	—	—	—
Other	(321)	(1)	(322)	5	—	5

Total revenues and other operating income	146,834	46,440	193,274	123,835	13,762	137,597

Costs and expenses
Cost of rental operations	44,955	3,866	48,821	35,914	4,536	40,450
General and administrative	22,850	—	22,850	20,300	—	20,300
Depreciation	16,697	1,711	18,408	16,436	2,029	18,465
Impairment of long-lived asset	15,050	—	15,050	—	—	—
Minority interests	(14)	(19)	(33)	138	—	138

Total costs and expenses(2)	99,538	5,558	105,096	72,788	6,565	79,353

Earnings before income taxes	$47,296	40,882	88,178	51,047	7,197	58,244

Balance sheet data:
Operating properties and equipment, net	$682,853	—	682,853	665,876	155,900	821,776
Assets held for sale	—	—	—	166,909	(166,909)	—
Land held for investment	55,653	—	55,653	50,876	—	50,876
Investments in unconsolidated partnerships	284,921	—	284,921	297,989	—	297,989
Other assets	32,987	—	32,987	33,153	11,009	44,162

Total segment assets	$1,056,414	—	1,056,414	1,214,803	—	1,214,803

(1)	See discussion entitled, “Adoption of SFAS No. 144.”
(2)	Does not include interest expense.

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

Three and nine months ended August 31, 2003 compared to three and nine months ended August 31, 2002

Earnings before income taxes from real estate properties on an as reported basis were $12.1 million and $47.3 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $15.3 million and $51.0 million for the same periods in 2002. On a combined basis (i.e., including revenues and expenses of properties classified as discontinued operations), earnings before income taxes from real estate properties were $20.6 million and $88.2 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $17.8 million and $58.2 million for the same periods in 2002. The quarter-over-quarter decrease on an as reported basis was primarily due to lower gains, because 79% of our gains on sales of real estate property assets were classified as results of discontinued operations in 2003 and therefore are not reflected in earnings before income taxes, and a decrease in net rents, partially offset by an increase in equity earnings of unconsolidated partnerships. The quarter-over-quarter increase on a combined basis was primarily due to higher gains on sales of real estate property assets and higher equity in earnings of unconsolidated partnerships, partially offset by a decrease in net rents. The decrease for the nine-month period on an as reported basis compared to the same period in 2002 was primarily due to lower gains, because 76% of our gains on sales of real estate property assets were classified as results of discontinued operations in 2003 and therefore not reflected in earnings before income taxes, and an increase in general and administrative expenses, partially offset by higher equity in earnings of unconsolidated partnerships. The increase for the nine-month period on a combined basis compared to the same period in 2002 was primarily due to higher equity in earnings of unconsolidated partnerships and higher gains on sales of real estate property assets, offset somewhat by a decrease in net rents and an increase in general and administrative expenses.

On an as reported basis, gains on sales of real estate were $2.2 million and $11.5 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $5.3 million and $29.4 million for the same periods in 2002. On a combined basis, gains on sales of real estate were $10.7 million and $47.0 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $5.3 million and $29.4 million for the same periods in 2002. Gains on sales of real estate property assets fluctuate from quarter to quarter primarily due to the timing of asset sales.

Equity in earnings of unconsolidated partnerships were $12.1 million and $39.0 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $9.1 million and $19.1 million for the same periods in 2002. The increase for the quarter ended August 31, 2003 compared to the same period in 2002 was primarily due to higher earnings from LLP. This increase was partially offset by earnings from partnerships other than LLP that had gains on asset sales in the prior year. The increase for the nine-month period ended August 31, 2003, compared to the same period in 2002 was primarily due to higher earnings from one partnership which is involved in the development of approximately 585 acres of commercial and residential land in Carlsbad, California. The partnership sold 75% of its interest in the land during the first quarter of 2003 for a gain.

On an as reported basis, net rents were $10.5 million and $33.8 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $12.1 million and $34.3 million for the same periods in 2002. On a combined basis, net rents were $10.7 million and $40.9 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $15.4 million and $43.5 million for the same periods in 2002. Over the past three years, we have limited our new property acquisitions in favor of adding value to our existing portfolio through development, repositioning and leasing. As these properties have come on-line, we have been taking advantage of strong buyer demand for stabilized properties by selling our stabilized properties into a market that has been paying premium prices. As a result, our stabilized property portfolio has declined since the prior year. At the end of the third quarter, 33% of our $670.6 million owned property portfolio was stabilized. At the end of the prior year third quarter, 48% of our $810.4 million owned portfolio was stabilized.

General and administrative expenses were $7.6 million and $22.9 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $6.3 million and $20.3 million for the same periods in 2002. The increase was primarily due to increased personnel and out-of-pocket expenses related to overall growth in the development/repositioning portfolio as well as our European property operations.

During the quarter ended August 31, 2003, we received a $24.0 million lease termination fee from a tenant that had originally leased 100% of one of our office buildings for ten years. Approximately $8.9 million of that fee was a recovery of capitalized and deferred costs associated with the lease. The remaining $15.1 million was recorded as other operating income. In accordance with SFAS No. 144, a loss provision in the amount of $15.1 million was recorded during the quarter ended August 31, 2003, for the impairment of this property to reflect the current market value of the building without the tenant.

The net book value of operating properties and equipment with regard to various types of properties we own at August 31, 2003, together with the yield and the occupancy for the stabilized operating properties follows:

(In thousands, except percentages)	Net Book Value	Occupancy Rate(1)	Yield on Net Book Value(2)
Market-rate operating properties
Stabilized operating properties
Office	$119,064	86%	13%
Retail	11,460	89%	14%
Industrial / warehouse	33,624	100%	14%
Ground leases	4,129	100%	18%

Commercial	168,277	91%	14%
Hotel	15,756	56%	1%

	184,033		12%

Under development or repositioning
Office	258,362
Retail	111,243
Industrial / warehouse	6,921

Commercial	376,526
Hotel	54,870

	431,396

Total market-rate operating properties	615,429
Affordable housing communities	55,156

Total operating properties	670,585
Furniture, fixtures and equipment	12,268

Total operating properties and equipment	$682,853

(1)	Occupancy rate at August 31, 2003.
(2)	Yield for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses during the nine-month period ended August 31, 2003, annualized.

As of August 31, 2003 and 2002, our market-rate stabilized operating properties, including assets held for sale, were yielding in total 12.4% and 13.0%, respectively, on net book value and our market rate development or repositioning portfolio was yielding in total 4.7% and 4.4%, respectively, on net book value.

Occupancy levels for our market-rate stabilized commercial real estate properties (including assets held for sale) were at 91% at August 31, 2003, compared to 97% at August 31, 2002. The decrease primarily reflects the sale of ground leases in the second and third quarters of 2003 which were 100% occupied and the loss of one large tenant at one of our office properties.

We entered the business of owning, developing and syndicating affordable housing communities in 1998. In this business, we create or enter into partnerships that hold interests in multi-family real estate properties that are eligible for affordable housing tax credits granted under Section 42 of the Internal Revenue Code. In 2000, we began to shift our strategy away from owning the majority of the partnership interests in the affordable housing communities toward syndicating those interests. After such syndications, we continue to hold small interests (typically ranging from less than 1% to 10%) in these partnerships and provide certain limited guarantees to the investors. We may also continue to manage the communities and/or provide tax compliance and other services on behalf of the investors, for which we receive fees. As a result of the shift in strategy, our total investment in affordable housing communities, as well as the amount of tax credits we hold and utilize to reduce our tax rate, have continued to decline.

Our net investment in our affordable housing communities at August 31, 2003 was as follows:

(In thousands)

Operating properties	$55,156
Investments in unconsolidated partnerships	51,851
Debt and other	(57,826)

Net investment in affordable housing communities	$49,181

As of August 31, 2003, we had been awarded and held rights to $60.3 million in gross tax credits, compared with $127.2 million in gross tax credits at August 31, 2002. Our net investment in affordable housing communities at August 31, 2003 was $49.2 million, compared to $90.6 million at August 31, 2002. The decrease in tax credits and in our investment in affordable housing communities primarily reflects the syndication of partnership interests. For syndications of affordable housing communities under development, we do not receive a substantial portion of the syndication proceeds until after the properties are completed and leased up. Our net investment is expected to decrease further as the properties in the syndicated partnerships are completed and leased up.

During the quarter, we announced that an entity, owned 50% by us and 50% by Lennar Corporation, entered into an agreement to acquire The Newhall Land and Farming Company. Newhall Land, a premier community planner in north Los Angeles County, is primarily engaged in the planning of the Valencia and Newhall Ranch communities, with over 48,000 acres of land in California primarily related to real estate and agricultural operations. The transaction is subject to the approval of Newhall Land’s unitholders, the approval of the California Public Utilities Commission due to the change of control of Valencia Water Company, a wholly-owned subsidiary of Newhall Land, that will result from the purchase, the expiration or termination of waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which has occurred), and customary closing conditions. The board of directors of Newhall Land’s general partner has approved the transaction and voted to recommend that the unitholders vote in favor of it. The boards of directors of LNR and Lennar also have approved the transaction. Simultaneous with the closing of the transaction, expected to occur by mid-2004, we will purchase existing income producing commercial assets from Newhall Land for $228.0 million and Lennar will commit to purchase, and receive options to purchase, certain homesites from the venture. We do not expect this transaction to have a significant impact on our results until 2005.

Real estate loans

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2003	2002	2003	2002
Revenues
Management fees	$592	110	1,278	1,038
Other operating income
Interest income	14,043	9,765	36,294	29,166
Equity in earnings (losses) of unconsolidated partnerships	(47)	1,056	204	2,282
Other	90	8	76	51

Total revenues and other operating income	14,678	10,939	37,852	32,537

Costs and expenses
General and administrative	998	1,078	3,260	3,336
Minority interests	—	241	—	1,110

Total costs and expenses(1)	998	1,319	3,260	4,446

Earnings before income taxes	$13,680	9,620	34,592	28,091

Balance sheet data:
Mortgage loans, net	$449,811	363,637	449,811	363,637
Investments in unconsolidated partnerships	1,241	8,175	1,241	8,175
Other assets	2,609	1,881	2,609	1,881

Total segment assets	$453,661	373,693	453,661	373,693

(1)	Does not include interest expense.

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

Over the past three years, the majority of investing activity within the real estate loan segment has been in structured junior participations in short- to medium-term variable-rate real estate loans (“B-notes”), most of which represent participations in first mortgage loans. Most of our B-note investments are match-funded with variable-rate debt of similar term. At August 31, 2003, we had no delinquencies in our B-note portfolio.

Three and nine months ended August 31, 2003 compared to three and nine months ended August 31, 2002

Earnings before income taxes from real estate loans were $13.7 million and $34.6 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $9.6 and $28.1 million for the same periods in 2002. This increase was primarily attributable to higher interest income.

Interest income from real estate loans was $14.0 million and $36.3 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $9.8 million and $29.2 million for the same periods in 2002. These increases reflect a higher average level of loan investments, partially offset by the impact of lower interest rates on floating-rate loans. Most of our floating-rate interest income from our real estate loan segment is earned on our B-notes. The increase for the nine-month period compared to the same period in 2002 also reflects income in the first quarter of 2003 realized from the early payoff of several loan investments we had acquired at a discount.

During the quarter ended August 31, 2003, we funded five additional B-note investments for $66.5 million and received $80.0 million for the payoff in full of three B-note investments, bringing the total B-note investment balance to $412.5 million at August 31, 2003. During the quarter, we also received $83.3 million for the payoff in full of a first mortgage loan we provided in the second quarter of 2003 related to the sale of an operating property.

Real estate securities

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2003	2002	2003	2002
Revenues
Management and servicing fees	$11,096	6,807	27,197	21,059
Other operating income
Interest income	25,948	35,190	88,890	107,169
Equity in earnings (losses) of unconsolidated partnerships	(940)	1,469	(2,334)	12,620
Gains on sales of investment securities	29,764	45,613	29,764	47,221
Other	(2,337)	(484)	(639)	(1,192)

Total revenues and other operating income	63,531	88,595	142,878	186,877

Costs and expenses
General and administrative	5,632	5,550	18,560	14,616
Minority interests	—	—	7	15

Total costs and expenses(1)	5,632	5,550	18,567	14,631

Earnings before income taxes	$57,899	83,045	124,311	172,246

Balance sheet data:
Investment securities	$986,723	1,057,064	986,723	1,057,064
Investments in unconsolidated partnerships	94,149	105,460	94,149	105,460
Other assets	16,253	26,365	16,253	26,365

Total segment assets	$1,097,125	1,188,889	1,097,125	1,188,889

(1)	Does not include interest expense.

Real estate securities include unrated and non-investment grade rated subordinated CMBS which are collateralized by pools of mortgage loans on commercial and multi-family residential real estate properties. It also includes our investment in non-investment grade notes and preferred shares related to resecuritization transactions which are collateralized by CMBS. Real estate securities also include our investment in Madison Square Company LLC (“Madison”), a limited liability company that invests primarily in CMBS, as well as investments in entities in related businesses. Total revenues and other operating income from real estate securities include interest income, equity in the earnings of Madison, gains on sales of investment securities, servicing fees from acting as special servicer for CMBS transactions and fees earned from managing Madison. Costs and expenses include the overhead associated with managing the investments and Madison, and costs of fulfilling the special servicing responsibilities.

Three and nine months ended August 31, 2003 compared to three and nine months ended August 31, 2002

Earnings before income taxes from real estate securities were $57.9 million and $124.3 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $83.0 million and $172.2 million for the same periods in 2002. Earnings for both the three- and nine-month periods in 2003 were lower than in the prior year primarily due to (i) lower gains on sales of investment securities, (ii) lower interest income associated with our CMBS portfolio, and (iii) lower equity in earnings of unconsolidated partnership investments, partially offset by (iv) an increase in management and servicing fee income.

Gains on sale of securities were $29.8 million for both the three- and nine-month periods ended August 31, 2003, compared to $45.6 million and $47.2 million, respectively, during the same periods in 2002. During the third quarter, we sold $419.5 million face amount of investment grade CMBS through a resecuritization of non-investment grade CMBS investments (LNR CDO 2003-1, the “CDO”). We selected $702.7 million face amount of non-investment grade bonds from our owned portfolio and transferred those bonds to a qualified special purpose entity (“QSPE”). We committed to contribute up to $60.0 million face amount of additional non-investment grade CMBS to the QSPE over a nine-month period. These additional CMBS were transferred to the QSPE in September 2003. The total of $762.7 million of CMBS bonds that are collateral for this transaction are from 35 different CMBS transactions purchased over the past four years. Underlying these CMBS transactions are a total of $34.8 billion of commercial real estate loans, and each of the 4,800 loans comprising this amount had been evaluated in detail during our due diligence process before the CMBS were acquired. During that process, we were able to remove $2.8 billion of loans that did not meet our standards prior to the original securitizations taking place.

Taking into account the diversification and the quality of the collateral, as well as our involvement in the transaction, the rating agencies rated $419.5 million of the $762.7 million face amount of CDO securities as investment grade. We sold all of the investment grade bonds to unrelated third parties for total cash proceeds of $412.0 million. The proceeds were used to repay senior secured and unsecured debt, the majority of which can be re-borrowed.

As a result of the sale of the investment grade bonds, we will recognize a total pre-tax gain of $47.7 million. As a result of the timing of the transfer of the $60.0 million of additional collateral, only $29.3 million of the gain was recorded in the third quarter. The remaining $18.4 million of gain will be recorded in the fourth quarter. In 2002 a gain of $45.6 million was recognized on a similar transaction, all in the third quarter.

We have retained the remaining $343.2 million of face amount in the form of non-investment grade rated bonds and unrated preferred shares of the QSPE. The amortized costs of the retained interests at the date of transfer were $68.5 million.

Interest income from direct CMBS investments were $25.9 million and $88.9 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $35.2 million and $107.2 million for the same periods in 2002. The decrease during the quarter was primarily due to lower overall yields in the current year. For the year-to-date period, the decrease was primarily due to lower overall yields in the current year and the early collection of purchase discounts due to prepayments on more seasoned transactions in the prior year, offset in part by a higher average level of CMBS investments. For the past year, we have been migrating to higher-rated and lower loan-to-value positions in our real estate related investments, as we believe the returns on these lower risk investments provide a higher relative value in the current economic environment.

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

Equity in earnings of unconsolidated partnerships decreased by $2.4 million and $15.0 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to the same periods in 2002. Earnings for both the three- and nine-month periods in 2003 were lower than in the prior year primarily due to reduced income from Madison because of lower interest income resulting from the timing and amount of expected principal collections related to short-term floating-rate securities owned by the venture. The venture was formed in March 1999. At the end of the third quarter, our 25.8% investment in Madison, which owned $1.3 billion face amount of CMBS at August 31, 2003, was $83.6 million. In addition to our investment in the venture, we maintain a significant ongoing role in the venture, for which we earn fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services. We received $10.6 million in cash distributions and fees from Madison during the third quarter of 2003 and since its inception, have received $161.9 million in cash distributions and fees on an original investment of $90.1 million.

Management and servicing fees were $11.1 million and $27.2 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $6.8 million and $21.1 million for the same periods in 2002, primarily due to an increase in the number of CMBS mortgage pools for which we act as special servicer (116 at August 31, 2003 versus 99 at August 31, 2002).

Since we invest in subordinated classes of CMBS, we generally do not receive principal payments until the principal of the senior classes of an issue is paid in full. However, we have already begun to receive principal payments from 22 classes of our CMBS securities, and an additional 29 classes (excluding securities sold in resecuritization transactions in 2003 and 2002) have reached economic maturity either through the collection of principal, liquidation of the trust, or sale. Through the resecuritization transactions completed in 2003 and 2002, an additional 120 classes of securities and portions of 101 other classes were sold. Actual aggregate loss experience to date, particularly for older transactions (3 to 10 years in age), is lower than we originally underwrote. Therefore, changes to original estimated yields have resulted in improved earnings from these transactions. We believe these improvements resulted primarily from our conservative due diligence and success in managing and working out the underlying loans and stable real estate fundamentals. However, the positive experience on these older transactions will not necessarily translate into yield improvements on newer investments.

During the quarter ended August 31, 2003, we acquired $181.0 million face amount of non-investment grade CMBS for $101.9 million. The following is a summary of the CMBS portfolio we held at August 31, 2003:

(In thousands, except percentages)	Face Amount	Weighted Average Interest Rate	Book Value	% of Face Amount	Weighted Average Cash Yield(1)	Weighted Average Book Yield(2)
Fixed-rate
BB rated or above	$363,179	6.56%	$265,064	73.0%	8.3%	9.8%
B rated	401,428	7.02%	187,602	46.7%	13.3%	14.3%
Unrated	1,262,482	5.85%	231,596	18.3%	28.9%	24.3%

Total	2,027,089	6.23%	684,262	33.8%	16.6%	15.9%
Floating-rate/short-term
BB rated or above	49,547	5.55%	41,032	82.8%	6.7%	6.7%
B rated	35,568	5.80%	34,108	95.9%	7.4%	8.2%
Unrated	102,429	9.76%	75,024	73.2%	14.0%	10.7%

Total	187,544	7.84%	150,164	80.1%	10.1%	9.1%
Total amortized cost	2,214,633	6.35%	834,426	37.7%	15.5%	14.7%
Excess of estimated fair value over amortized cost	—		152,297

Total CMBS portfolio(3)	$2,214,633		$986,723

(1)	Cash yield is determined by annualizing the actual cash received during the month of August 2003, and dividing the result by the book value at August 31, 2003.
(2)	Book yield is determined by annualizing the interest income for the month of August 2003, and dividing the result by the book value at August 31, 2003.
(3)	This table excludes CMBS owned through unconsolidated partnerships.

At August 31, 2003, our overall annualized weighted average cash and book yields were approximately 16% and 15%, respectively, compared with approximately 16% and 17% at August 31, 2002, respectively. The decline in overall annualized book yield in the third quarter of 2003 compared to the third quarter of 2002 was primarily due to the impact of the lower interest rate environment and due to our migrating to higher-rated and lower loan-to-value positions in our real estate related investments.

Corporate and Interest Expense

Three and nine months ended August 31, 2003 compared to three and nine months ended August 31, 2002

Corporate costs and expenses, excluding interest expense and loss on early extinguishment of debt, were $7.7 million and $20.5 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $6.7 million and $18.5 million for the same periods in 2002. The increases for both the three- and nine-month periods were primarily due to increased staffing levels and amortization related to restricted stock granted to corporate senior officers in the second quarter of 2003.

On an as reported basis, interest expense was $28.2 million and $77.7 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $23.0 million and $69.0 million for the same periods in 2002. On a combined basis, interest expense was $28.2 million and $80.0 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $24.2 million and $72.0 million for the same periods in 2002. These increases were primarily due to higher average debt balances. For the quarter, the increase also reflects higher average interest rates during the period. For the nine-month period, the increase was partially offset by lower average interest rates during the period. The weighted average interest rate on outstanding debt was 6.4% at August 31, 2003, compared to 6.3% at August 31, 2002.

Included in corporate costs and expenses for the three- and nine-month periods ended August 31, 2003 is a pretax loss of $10.3 million recorded in earnings from continuing operations primarily related to a premium required in connection with the redemption of our $200.0 million principal amount of 9.375% senior subordinated notes due 2008 as discussed in the Liquidity and Financial Resources section below.

Income Tax Expense

Three and nine months ended August 31, 2003 compared to three and nine months ended August 31, 2002

On an as reported basis, income tax expense was $12.3 million and $31.3 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $25.3 million and $53.0 million for the same periods in 2002. On a combined basis, income tax expense was $15.6 million and $46.3 million for the three- and nine-month periods ended August 31, 2003, respectively, compared to $25.8 million and $54.6 million for the same periods in 2002. The difference results from the fact that earnings from discontinued operations are reported net of tax, and therefore the tax on those earnings are not included in income tax expense on an as reported basis. On a combined basis, the effective tax rate for both the three- and nine-month period was 34.0% in 2003 and 32.5% in 2002. The increase in the effective tax rate was primarily due to an increase in state taxes and lower affordable housing tax credits.

2. LIQUIDITY AND FINANCIAL RESOURCES

Our operating activities provided $43.1 million of cash for the nine–month period ended August 31, 2003, compared to $47.0 million for the same period in 2002. This decrease in cash provided by operating activities was primarily due to a greater reduction in accounts payable and accrued liabilities and a larger increase in other assets, mostly offset by higher net earnings after adjusting for the effects of non-cash items, whose contributions to cash flow are reflected in cash from investing activities.

Our investing activities provided $212.8 million of cash for the nine-month period ended August 31, 2003, compared to $77.6 million for the same period in 2002. This increase in cash provided by investing activities was primarily due to (i) higher proceeds from principal collections on mortgage loans (including the collection of proceeds on loans received on sales of operating properties), (ii) a lower level of investment spending on operating properties and land, (iii) both lower investments in and greater distributions of capital from our unconsolidated partnerships, (iv) higher proceeds from principal collections on and sales of investment securities, and (v) higher proceeds from sales and syndications of affordable housing partnership interests. These increases in cash provided by investing activities were partially offset by (i) a higher level of purchases of mortgage loans and investment securities, (ii) lower proceeds from sales of operating properties and land (which exclude proceeds resulting from short-term mortgage loans received on sales of operating properties, which are included in principal collections on mortgage loans above), and (iii) a decrease in restricted cash in the prior year period due to the release of a cash collateralized letter of credit.

Our financing activities used $241.2 million of cash for the nine–month period ended August 31, 2003, compared to $122.2 million for the same period in 2002. This increase in cash used in financing activities was primarily due to (i) higher net payments under repurchase agreements and revolving credit lines, and (ii) more purchases of stock under our stock buy-back program. These increases in cash used in financing activities were partially offset by higher net borrowings under our mortgage notes and other debts payable, primarily due to (i) the issuance of $235.0 million principal amount of contingent convertible senior subordinated notes during the second quarter of 2003, and (ii) the issuance of $350.0 million principal amount of senior subordinated notes during the current quarter, as further discussed below.

We continue to diversify our capital structure and to manage our debt position with a combination of short-, medium- and long-term financings with a goal of properly matching the maturities of our debt with the expected lives of our assets.

At August 31, 2003, we had $1.7 billion of available liquidity, which included $1.6 billion of cash and availability under credit facilities, and $66.7 million under committed project level term financings.

We have a $400.0 million unsecured revolving credit facility, which reached its maximum commitment this quarter. This facility matures in July 2006 assuming we exercise a one-year extension option. At August 31, 2003, this facility had no outstanding balance, however we had $17.3 million of outstanding letters of credit utilizing this facility. The facility contains certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities.

We have various secured revolving lines of credit with an aggregate commitment of $366.3 million, of which $43.3 million was outstanding at August 31, 2003. These lines are collateralized by CMBS and mortgage loans and mature through July 2007.

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

At August 31, 2003, we had eight repo facilities through which we financed selected CMBS and loans. The first facility had a commitment and outstanding balance of $23.8 million and is required to be paid in full by June 2004. The second facility had a commitment of $50.0 million with no outstanding balance at August 31, 2003, and matures in June 2004. The third facility had a commitment of $120.0 million with no outstanding balance as of August 31, 2003, and matures in January 2005. The fourth facility had a commitment of $100.0 million with an outstanding balance of $18.1 million at August 31, 2003, and matures in February 2006. We guaranteed the obligations of our subsidiaries under these four facilities. The fifth facility is a $150.0 million non-recourse facility, which matures in April 2005, and had an outstanding balance of $52.8 million at August 31, 2003. The sixth facility is a $100.0 million non-recourse facility, which matures in April 2007, and had an outstanding balance of $46.0 million at August 31, 2003. The seventh facility is a $75.0 million non-recourse facility with no outstanding balance at August 31, 2003, and matures in February 2006. The eighth facility is a $430.0 million limited recourse facility, which matures in January 2005, with no outstanding balance at August 31, 2003.

Additionally, we received seller financing in the form of term repos for two specific CMBS transactions. These agreements had an aggregate commitment and outstanding balance of $15.0 million at August 31, 2003 and expire through August 2004. We have guaranteed $11.3 million of the obligations of our subsidiaries under these facilities.

We received seller financing in the form of term loans for three specific CMBS transactions. We do not guarantee these loans. We also received seller financing in the form of a term loan for one mortgage loan investment, which we have guaranteed. These term loans had an outstanding balance of $19.8 million at August 31, 2003 and expire through July 2004.

At August 31, 2003, we had $835.0 million of long-term unsecured senior subordinated notes outstanding. $250.0 million of these notes bear interest at 10.5% and are due in January 2009. $235.0 million of these notes bear interest at 5.5% and can be converted into our common stock at a conversion price of $45.28 under certain circumstances. $350.0 million of these notes represent notes issued during the third quarter of 2003 that bear interest at 7.625% and are due in July 2013. Proceeds from the sale of these notes were used to redeem our $200.0 million principal amount of 9.375% senior subordinated notes due 2008 at a redemption price equal to 104.688% of principal plus accrued interest. The remainder of the proceeds were used to repay senior secured and unsecured debt and for general corporate purposes. Primarily as a result of the redemption of the notes at a premium, we recorded a pre-tax loss of $10.3 million during the third quarter. We will have the right to redeem the $250.0 million of 10.5% notes beginning January 15, 2004, at a redemption price equal to 105.375% of their principal amount plus accrued interest. We expect to redeem those notes as soon as we have the right to do so, and we may purchase for retirement or solicit tenders of the notes even before then.

Approximately 37% of our existing indebtedness bears interest at variable rates. However, most of our investments generate interest or rental income at essentially fixed rates. We have entered into derivative financial instruments, primarily interest rate swaps, to manage our interest costs and hedge against risks associated with changing interest rates on our debt portfolio. We believe our interest rate risk management policy is generally effective. Nonetheless, our profitability may be adversely affected during particular periods as a result of changing interest rates. Additionally, hedging transactions using derivative instruments involves risks such as counterparty credit risk. The counterparties to our arrangements are major financial institutions, rated A- or better, with which we and our affiliates may also have other financial relationships.

At August 31, 2003, 63% of our debt was fixed-rate, 18% was variable-rate but had been swapped to fixed-rate and 12% was match-funded against variable-rate assets. After considering the variable-rate debt that had been swapped or was match-funded, only 7% of our total debt remained variable-rate. As of August 31, 2003, we estimated that a 100 basis point change in LIBOR would impact our net earnings by $1.9 million, or $0.06 per share diluted.

During the quarter ended August 31, 2003, we did not purchase any shares of our common stock. During the nine months ended August 31, 2003 we purchased 4.1 million shares. As of August 31, 2003, there were 3.4 million shares remaining that we were authorized to buy back under our ongoing stock buy-back program.

OFF-BALANCE SHEET ARRANGEMENTS

From time to time in the normal course of our business, we enter into various types of transactions and arrangements which are not reflected on our balance sheet. These off-balance sheet arrangements include certain commitments and contingent obligations and investments in certain unconsolidated entities.

Commitments and Contingent Obligations

We are obligated, under various types of agreements, to provide guarantees. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have recorded $1.6 million of liabilities related to obligations under certain guarantees, where payments are considered to be both probable and reasonably estimable. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” we have also recorded $3.9 million of liabilities representing our maximum exposure to loss under non-operating guarantees and operating guarantees of an extended duration which we provided at the time of sale of certain partnership interests in affordable housing communities, even though we do not expect to be required to perform under these guarantees. Except for the amounts described above, our guarantees and similar commitments are not reflected in our financial statements. At August 31, 2003, they include:

		Amount of Commitment Expiration Per Period
	Outstanding Commitments	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
(In millions)
Standby letters of credit	$17.6	11.4	6.2	—	—
Guarantees of debt(1)	43.8	33.7	0.5	—	9.6
Limited maintenance guarantees	48.3	15.4	32.9	—	—
Committed capital contributions	29.8	18.4	11.4	—	—
Performance/surety bonds	48.5	21.6	0.5	—	26.4
Affordable housing communities – other	19.6	6.3	2.4	10.0	0.9

Total commitments	$207.6	106.8	53.9	10.0	36.9

(1)	See “Investments in Unconsolidated Entities” section below for further discussion.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which is intended to clarify the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires us to consolidate variable interest entities (“VIEs”) in which we have a variable interest or a combination of variable interests that will absorb a majority of each entity’s expected losses if they occur, receive a majority of each entity’s expected residual returns if they occur, or both, based on an assessment performed at the time we become involved with each entity to determine if we are the primary beneficiary. If we are the primary beneficiary of a VIE, we are required to consolidate it. Reconsideration of this assessment is required only if the entity’s governing documents or the contractual arrangements among the parties involved change, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses, or the entity undertakes additional activities or acquires additional assets that increase its expected losses. An entity is considered to be a VIE subject to consolidation if either (i) the total equity investment at risk is not greater than the expected losses of the entity or (ii) as a group, the equity holders lack (a) the ability to participate in decisions about the entity’s activities through voting or similar rights, including proportionate voting and economic rights, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the residual returns of the entity. We have adopted the provisions of FIN No. 46 for variable interests in VIEs created after January 31, 2003. The adoption of FIN No. 46 for variable interests in VIEs created after January 31, 2003 did not have a material effect on our results of operations or financial position. The FASB has recently agreed to defer the effective date for variable interests in VIEs created before February 1, 2003, to our quarter ending February 29, 2004.

We have evaluated all of our investments and other interests in entities created before February 1, 2003, that may be deemed VIEs under the provisions of FIN No. 46. Based on our current interpretation of FIN No. 46, we expect to consolidate twenty real estate joint ventures into our financial statements during our quarter ending February 29, 2004. Their assets and liabilities will be measured at their carrying values. As of August 31, 2003, these twenty real estate joint ventures have total assets of approximately $274.7 million and total mortgage notes and other debts payable of approximately $132.2 million. Our maximum exposure to loss in these real estate joint ventures represents our recorded investment in these assets of approximately $104.8 million and the guarantees we provided to these entities of approximately $19.7 million, at August 31, 2003. The adoption of FIN No. 46 will not impact our net earnings.

At August 31, 2003, we had investments in unconsolidated partnerships of $380.3 million. Summarized financial information on a combined 100% basis related to our investments in unconsolidated partnerships accounted for by the equity method at August 31, 2003 follows:

	LNR Investment	LNR Financial Interest(1)	Total Partnership Assets	Total Partnership Liabilities
(In thousands, except percentages)
Properties:
Single-asset partnerships	$30,673	33% - 98%	$246,110	195,594	(2)
Partnerships with Lennar:
LLP	75,743	50%	255,524	103,977	(3)
Other	40,669	12.5% - 50%	228,864	105,185
Affordable housing communities	51,851	1% - 99%	586,533	414,482	(4)
Other	646	35%	3,667	2,008

	199,582		1,320,698	821,246

International	85,339	50% - 100%	260,733	169,574
Loans:
Domestic non-performing loan pools	1,241	15% - 50%	28,474	22,224
Securities:
Madison	83,574	25.8%	855,835	528,758
Other	10,575	50% - 69.5%	60,366	38,541

	94,149		916,201	567,299

Total	$380,311		$2,526,106	1,580,343	(5)

(1)	Although we may own a majority financial interest in certain partnerships, we do not consolidate those non-VIE partnerships in which control is shared or in which less than a controlling interest is held. See further discussion under the heading of “Basis of Presentation and Consolidation” within Note 1 to our unaudited consolidated condensed financial statements.
(2)	Only $5.2 million is recourse to us.
(3)	Only $1.5 million is recourse to us.
(4)	Only $37.1 million is recourse to us.
(5)	Debt is non-recourse to us except for the $43.8 million noted in footnotes 2, 3, and 4 above and in the Commitments and Contingent Obligations table above.

3. ACCOUNTING POLICIES

Since November 30, 2002, we have implemented several new accounting pronouncements, including SFAS No. 142, SFAS No. 143, SFAS No. 144, SFAS No. 146, FIN No. 45, FIN No. 46, SFAS No. 149 and SFAS No. 150. See Notes 1, 6, 9 and 10 to our unaudited consolidated condensed financial statements in Item 1 for further discussion of these new accounting pronouncements and see our Annual Report on Form 10-K for the year ended November 30, 2002 for further discussion of our significant accounting policies.

4. NEW ACCOUNTING PRONOUCEMENTS

Information about new accounting pronouncements appears in Note 9 to the unaudited consolidated condensed financial statements in Item 1.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in quantitative or qualitative market risk since November 30, 2002. See our Annual Report on Form 10-K for the year ended November 30, 2002 for further discussion.

Item 4.	Controls and Procedures

For many years we have had procedures in place for gathering the information that is needed to enable us to file required quarterly and annual reports with the Securities and Exchange Commission (“SEC”). However, because of additional disclosure requirements imposed by the SEC in August 2002, as required by the Sarbanes-Oxley Act of 2002, we formed a committee consisting of the people who are primarily responsible for the preparation of those reports, including our General Counsel and our Principal Accounting Officer, to review and formalize our procedures, and to have ongoing responsibility for designing and implementing our disclosure controls and procedures (i.e., the controls and procedures by which we ensure that information we are required to disclose in the annual and quarterly reports we file with the SEC is processed, summarized and reported within the required time periods). On September 18, 2003, our Chief Executive Officer and Chief Financial Officer participated in an evaluation by that committee of our disclosure controls and procedures. Based upon their participation in that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2003 to ensure that all the required information was disclosed an a timely basis in our reports filed under the Securities Exchange Act.

Our Chief Executive Officer and Chief Financial Officer also participated in an evaluation on September 18, 2003, by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2003. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not subject to any legal proceedings other than suits in the ordinary course of our business, most of which are covered by insurance. We believe these suits will not, in the aggregate, have a material adverse effect upon us.

Items 2-5.	Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

See Exhibit Index on page 44 which is incorporated herein by reference.

The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

(b)	Reports on Form 8-K:

On June 23, 2003, we filed a report on Form 8-K that reported information under Items 5 and 7.

On June 24, 2003, we filed a report on Form 8-K that reported information under Items 7 and 9.

On June 26, 2003, we filed a report on Form 8-K that reported information under Items 7 and 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Signature and Title	Date

/s/ Shelly Rubin Shelly Rubin Vice President and Chief Financial Officer (Principal Financial Officer)	October 14, 2003

EXHIBIT INDEX

Exhibit Number	Description

1.1*	Purchase Agreement, dated June 27, 2003 by and among LNR Property Corporation (the “Company”), Citigroup Global Markets Inc., Credit Suisse First Boston LLC and Bear, Stearns & Co. Inc. (the “Initial Purchasers”).

3.2	Amended and restated by-laws of the Company, as amended.

4.1	Indenture, dated July 2, 2003, Collaterized Debt Obligations among LNR CDO 2003-1 Ltd., issuer, and LNR CDO 2003-1 Corporation, co-issuer, and LaSalle Bank National Association, trustee.

4.2*	Indenture, dated as of July 2, 2003, by and among the Company and US Bank Trust National Association (the “Trustee”), including Form of 7.625% Series A Senior Subordinated Notes due 2013 and Form of 7.625% Series B Senior Subordinated Notes due 2013.

4.3*	Registration Rights Agreement, dated as of July 2, 2003, by and among the Company and the Initial Purchasers.

10.1	Seller Transfer Agreement dated July 2, 2003, among Delaware Securities Holdings, Inc., as sponsor, Delaware Bonds Holdings, Inc., as seller, and DEBI Equity, Inc., as depositor.

10.2*	Agreement and Plan of Merger dated July 21, 2003, by and among The Newhall Land and Farming Company, Lennar Corporation, the Company, NWHL Investment LLC and NWHL Acquisition, L.P.

10.3*	Joint Ownership Agreement dated July 21, 2003, by and among Lennar Corporation and the Company.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

*	Incorporated by reference to Registration Statement File No. 33-108815