Form 10-K
period 2003-11-30
LNR PROPERTY CORP
filed 2004-02-27
CIK 1043044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) YES ☒ NO ☐

The aggregate market value of the common stock and Class B common stock held by non-affiliates of the registrant was $675,497,776 based on the closing price of $38.34 on May 31, 2003, which is the last business day of the registrant’s most recently completed second fiscal quarter.

As of January 22, 2004, 19,924,051 shares of common stock and 9,774,568 shares of Class B common stock (which can be converted into common stock) were outstanding.

Documents Incorporated by Reference Into this Report	Part of Form 10-K Into Which this Document is Incorporated
LNR Property Corporation 2004 Proxy Statement	Part III

PART I

SOME OF THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K ARE “FORWARD LOOKING STATEMENTS” AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. GENERALLY, THE WORDS “BELIEVE,” “EXPECT,” “INTEND,” “ANTICIPATE,” “WILL,” “MAY” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K INCLUDE, BUT ARE NOT LIMITED TO, (I) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY AND INTERNATIONALLY, IN AREAS IN WHICH WE OWN PROPERTIES, OR IN AREAS (INCLUDING AREAS OUTSIDE THE UNITED STATES) IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY US ARE LOCATED, (II) CHANGES IN INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (III) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (IV) CHANGES IN INTEREST RATES, (V) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES, (VI) CHANGES IN AVAILABILITY OF CAPITAL OR THE TERMS ON WHICH IT IS AVAILABLE, (VII) CHANGES IN AVAILABILITY OF QUALIFIED PERSONNEL, (VIII) CHANGES IN GOVERNMENT REGULATIONS, INCLUDING, WITHOUT LIMITATION, ENVIRONMENTAL REGULATIONS, AND (IX) OTHER FACTORS DESCRIBED UNDER “SOME THINGS WHICH COULD ADVERSELY AFFECT US.”

Item 1.	Business.

Overview

LNR Property Corporation and subsidiaries (the “Company”) is a real estate investment, finance and management company, which structures and makes real estate and real estate related investments and, through its expertise in developing and managing properties and working out under-performing and non-performing commercial loans, seeks to enhance the value of those investments.

Our real estate investment activities include the following (see Note 18 of the financial statements for additional details):

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

History

Lennar Corporation (“Lennar”), one of the nation’s largest homebuilders, formed our Company in June 1997 to separate Lennar’s real estate investment, finance and management business from its homebuilding business. On October 31, 1997, Lennar distributed our stock to Lennar’s stockholders in a tax-free spin-off (the “Spin-off”).

We began developing, owning and managing commercial and multi-family residential real estate in 1969. The decades of experience we gained in developing and managing income producing properties and working out under-performing assets provided us the expertise to capitalize on opportunities and inefficiencies across the broad real estate marketplace.

In the early to mid 1990’s, we leveraged the expertise we gained from managing commercial and multi-family residential real estate by working out large portfolios of non-performing commercial real estate loans. Through partnerships in which we invested and managed that purchased these loans at deep discounts, we worked out over $5 billion face amount of distressed loans during this period.

It was also during the early 1990’s that we entered the CMBS market, leveraging these same workout skills to become the special servicer of the CMBS transactions we invested in. Entering the market in its infancy, we established a leadership position by applying our due diligence expertise, our extensive market knowledge and unique workout and real estate value add skills. Today, we have investments in or are special servicer for 112 CMBS transactions, 109 of which relate to U.S. transactions, which represents approximately 20% of the total U.S. CMBS market.

In 1997, we entered Japan by investing in and managing several partnerships which acquired non-performing commercial loans, again leveraging the due diligence expertise and workout skills we gained in the U.S. We exited Japan in 2000, realizing a substantial return on our investment there.

In the late 1990’s, as opportunities to acquire distressed real estate assets in the U.S. ceased to be readily available, we began to invest in structured junior loan participations in institutional quality short- to medium-term commercial real estate loans (“B-notes”), where we are also designated as special servicer. The B-note market and our B-note portfolio have grown substantially since that time, and B-notes currently make up the majority of our Real Estate Loan business.

More recently, in 2002, we entered the European commercial real estate market to take advantage of an opportunity to expand our franchise in an evolving market. The market opportunity is significant as the European Union real estate market is potentially as large as the U.S. real estate market. Additionally, there has been a migration of real estate from the public sector to the private sector and both the CMBS and B-note markets are in their infancy. To date, we have invested in two partnerships with a global financial institution, which hold stabilized commercial real estate properties across Europe, and several CMBS transactions for which we are the special servicer. We are also attempting to market a European real estate private equity venture to invest in CMBS, B-notes and mezzanine debt.

Over time, we have proven that we have been able to leverage our due diligence expertise, asset management capabilities and workout skills both geographically and across different product lines, resulting in new investment opportunities and continued growth.

Relationship with Lennar Corporation

In connection with the Spin-off, we agreed that until December 2002, we would not engage in homebuilding or related activities (other than purchasing securities backed by residential mortgages and providing financing to homebuilders or land developers) and Lennar agreed that until December 2002, it would not engage in various activities in which we were engaged at the time of the Spin-off (which is most of the principal activities in which we are currently engaged). The delineation between what we could do and what Lennar could do has helped our two companies work cooperatively in partnerships and other joint endeavors. Because we have no current intention of becoming involved in the types of activities in which Lennar engages (primarily related to homebuilding or related activities) and the delineation has been beneficial, we extended the agreement between Lennar and ourselves regarding our respective activities to November 2005.

We and Lennar are separate publicly-traded companies and neither of us has any financial interest in the other except for partnerships and similar entities in which we both have investments. Stuart Miller, the Chairman of our Board of Directors and the President and Chief Executive Officer of Lennar, is the sole director and officer of a family-owned corporation which owns stock that gives it majority voting control over us and approximately 47% of the voting power of Lennar’s stock. A Transaction Review Committee, which is entirely comprised of members of our Board who are not directors, officers or employees of Lennar, approves any significant transactions between us and Lennar or any of its subsidiaries.

For information about the entities we own jointly with Lennar, see Partnerships with Lennar in Item 1.

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

Because our business activities contain elements of market risk, our investment strategy is designed to minimize these risks. We believe we have a unique ability to evaluate, monitor and control risk through our exhaustive due diligence program, our disciplined hands-on approach to managing the underlying assets, and by remaining balance sheet focused.

LNR Business Model

Due Diligence Process

We perform extensive due diligence before making any investment in order to evaluate investment risks and opportunities and see whether we will be able to use our skills to enhance the value of the investment. Our formalized procedures enable our professionals to efficiently conduct due diligence on a wide array of potential investments and this exhaustive, methodical due diligence process is strictly adhered to across each of our business segments. While the discipline is the same for every asset, the significance of this process is particularly evident when an acquisition involves a large pool of assets. For example, in CMBS, where a transaction often involves over $1 billion of collateral and a pool of several hundred loans secured by real estate properties, we, among other things, (i) visit each underlying property and at least three other comparable properties in the same sub-market; (ii) project anticipated cash flows from the properties based on leases in place, market information and extensive internal knowledge; (iii) arrive at an independent value for each property; (iv) review all loan documents and any third party reports such as appraisals and environmental reports; (v) evaluate the borrower and its likely ability to make all required loan payments; (vi) re-underwrite each loan and the expected cash flows from the loan; (vii) model the resultant anticipated bond class cash flows; (viii) require the sponsor to remove from the pool individual loans which do not meet our investment standards; and (ix) formally present findings to senior management prior to approval of any investment. Due diligence is conducted by trained associates who have expertise in each asset’s specific market or geography and who posses extensive workout skills.

Hands-on Management Process

In the past decade, we have invested in properties, loans and securities with a total underlying real estate value of more than $150 billion. After investments are made, we constantly monitor our investments and oversee the value-enhancement process in an effort to ensure that every asset performs in accordance with our underwriting assumptions and is appropriately accounted for. We undertake a comprehensive asset and market review prior to each asset disposition, which is similar to our acquisition process, and attempt to ensure that each sale is correctly priced and timed to achieve optimal values. Careful, timely dispositions are critical to our value-enhancement strategy and our efforts to keep our assets deployed in areas that offer the greatest opportunities.

Because of our extensive experience since the early 1990’s in turning around distressed and underperforming assets, we have a reputation as a leading commercial real estate workout specialist. For more than a decade, we have applied a disciplined approach to value-enhancement and have improved the cash flows from dozens of portfolios that we and our partners bought at significant discounts to face value, as well as CMBS for which we are the special servicer. As a result, we have experience working out thousands of loans that have gone into default, returning them to performing status, resolving them through payoffs or enhancing the underlying foreclosed properties before sale. A combination of experience, disciplined methodologies, state-of-the-art systems and advanced warning through our proprietary surveillance and shadow servicing programs enable us to seek to reduce risk and ultimately realize optimal value from our investments. The major rating agencies rate the capabilities of CMBS special servicers and have recognized our abilities by assigning us their highest ratings.

Balance Sheet Focus

We believe that managing a prudent, conservative balance sheet establishes a strong foundation for future growth through all phases of the real estate cycle. We focus on methodically diversifying our investments in terms of property type, geography and position in the capital structure, while recycling operating cash flow and proceeds from sales of matured assets to enhance our financial position.

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

Our approach to managing interest rate risk is based primarily on match funding, with the objective that variable-rate assets be primarily financed by variable-rate liabilities of similar duration and fixed-rate assets be primarily financed by fixed-rate liabilities of similar duration. To the extent that we have fixed-rate assets financed with variable-rate debt, we periodically enter into interest rate swaps, to manage our interest costs and hedge against risks associated with changing interest rates. We also periodically enter into interest rate swaps to manage the risk associated with unpredictable changes in asset values related to movements in interest rates on our fixed-rate CMBS.

At November 30, 2003, our total assets by business segment consist of the following (dollars in millions):

(1)	Includes fair value write-up on CMBS of $114 million at November 30, 2003.

Real Estate Properties

We engage in the acquisition, development, repositioning, management and sale of commercial and residential multi-family rental real estate throughout the United States and Europe.

The management process for every real estate property we own or operate is carried out in accordance with a five-year strategic business plan, comprehensive annual budgets, weekly asset manager meetings and monthly focus reports. In most instances, we leverage our management team by utilizing local experts to perform on-site management, leasing, maintenance and development activities. Over the years, we have established relationships with a large network of these experts across the country. We sometimes partner with developers to direct the development and repositioning of the properties. In these instances, our associates closely supervise the operation of the properties and the activities of the outside management companies and developers.

Market-rate Properties

At November 30, 2003, our domestic real estate market-rate property portfolio, which includes stabilized properties and properties in various stages of development, repositioning and/or lease-up, which we own directly or through partnerships, included:

Type	Number of Properties	Square Feet/Units/Rooms
Apartment communities	3	1,500 units
Office buildings	16	4.1 million square feet
Industrial/warehouse facilities	3	0.6 million square feet
Hotels	9	2,100 rooms
Retail centers	7	1.8 million square feet
Land:
Leased	9	0.3 million square feet (8 acres)
Other	—	700 acres

Apartment Communities

Our three apartment communities range in size from 430 to 536 units. Two are located in Texas and one is located in Georgia.

Office Buildings

Our 16 office buildings range from one to 36 stories and have an aggregate of 4.1 million square feet of office space. Seven of the office buildings are in California, three are in Florida, two are in Georgia, two are in North Carolina, one is in Texas and one is in Louisiana.

Industrial/Warehouse Facilities

Our three industrial/warehouse facilities range from 123,000 square feet to 309,000 square feet of floor space. These industrial facilities are all located in California.

Hotels

Our nine hotels have a total of 2,100 rooms. Two of the hotels are located in Florida. The remaining seven are located in Louisiana, Colorado, New Jersey, Tennessee, Virginia, Texas and New York.

Retail Centers

The retail centers in our portfolio include: (i) a five story dining and entertainment complex with 58,000 square feet of retail and office space, (ii) two small neighborhood retail centers (sometimes referred to as

“strip centers”), with 30,000 square feet and 70,000 square feet of store space, as well as parking areas and public areas and (iii) four larger regional retail centers, with 102,000 square feet to 974,000 square feet of store space. The entertainment complex is located in Louisiana. One small retail center is located in Florida and the other is located in Indiana. Of the regional retail centers, three are in California, and one is in New York.

Land

In addition to our operating properties, we own commercially zoned land, 0.3 million square feet of which is leased to others under nine long-term ground leases and 700 acres of which will be used for specific development opportunities or sold. Eight of these ground leases are located in Florida and one is in California. The land held for development is located in California, Florida, Massachusetts, Michigan and Texas.

We maintain a program of liability, property loss and damage and other insurance, which covers all of our properties and which we believe is adequate to protect us against all reasonably foreseeable material insurable risks.

Newhall Land Income Producing Commercial Assets

In connection with the acquisition of Newhall Land (see Partnerships with Lennar), we purchased income producing assets, which we own directly or through partnerships, which included:

Type	Number of Properties	Square Feet/Rooms
Office buildings	2	46,000 square feet
Hotels	2	396 rooms
Retail centers	6	1,250,000 square feet
Land leases	4	348,044 square feet (8 acres)

Europe

At November 30, 2003, our European real estate property investments represented partnership interests in entities that own stabilized properties, which included:

Number of Properties	Country	Type	Square Feet
224	France	Industrial	13.7 million
147	France	Office	10.6 million
3	Spain	Industrial	1.1 million
1	Belgium	Industrial	0.2 million
1	Switzerland	Office	0.1 million

For more information about the European partnerships, see Off Balance Sheet Arrangements, International Partnerships, Item 7.

Affordable Housing Communities

We entered the business of owning, developing and syndicating affordable housing communities in 1998. In this business, we create or enter into partnerships that hold interests in multi-family real estate properties that are eligible for affordable housing tax credits granted under Section 42 of the Internal Revenue Code. In 2000, we began to shift our strategy away from owning the majority of the partnership interests in the affordable housing communities toward syndicating those interests. After such syndications, we continue to hold small interests (typically ranging from less than 1% to 10%) in these partnerships and provide certain limited guarantees to the investors. We may also continue to manage the communities and/or provide tax compliance and other services on behalf of the investors, for which we receive fees. As a result of the shift in strategy, our total investment in affordable housing communities, as well as the amount of tax credits we hold and utilize to reduce our tax rate, has continued to decline.

As of November 30, 2003, we had direct or indirect ownership interests through partnership arrangements in approximately 9,500 affordable housing apartment units, ranging in size from three to 436 units in 82 communities. The apartment communities are located across the U.S.

Partnerships With Lennar

In November 2003, we and Lennar each contributed our 50% interests in jointly owned entities that had significant assets to a new limited liability company named LandSource Communities Development LLC (“LandSource”), in exchange for 50% interests in LandSource. The most significant entity contributed to LandSource by both us and Lennar was Lennar Land Partners (“LLP”), which is engaged in the acquisition, development and sale of land that is suitable for residential or commercial development, and in the development and sale of homes.

In addition, in July 2003, we and Lennar formed, and obtained 50% interests in, NWHL Investment LLC (“NHWL”), which in January 2004 purchased The Newhall Land and Farming Company (“Newhall Land”) for approximately $1.0 billion, in addition to assuming Newhall Land’s debt. Newhall Land’s primary business is developing two master-planned communities in Los Angeles County, California.

In order to enable NWHL to pay the acquisition price of Newhall Land, we and Lennar each contributed $200 million, and LandSource and NWHL jointly obtained $600 million of bank financing commitments, of which $400 million was used by NWHL to pay part of the acquisition price of Newhall Land. The remainder of the acquisition price was paid with proceeds from a sale of income producing properties from Newhall Land to us for $217 million. We are not obligated with regard to the borrowings of LandSource and NWHL, except that we and Lennar have committed to complete any property development commitments on which LandSource and NWHL default and have guaranteed that, in the event of fraud or similar unlawful activities by the borrowers, or distributions by the borrowers that are not permitted by the loan documents, we will pay the lenders the amount of any resulting damages they suffer and we will pay anything that is required to reduce the loan balances to specified percentages of the appraised values of the properties that secure the borrowings.

We have also joint ventured with Lennar in a number of other projects which require both residential and commercial expertise.

We and Lennar have equal say on all major decisions with respect to our joint ventures. Our by-laws require that transactions between us and Lennar with respect to these entities be approved by our Transaction Review Committee, which is entirely comprised of members of our Board who are not directors, officers or employees of Lennar.

Our total investment in partnerships with Lennar (including LandSource, NWHL and other partnerships), accounted for by the equity method, at November 30, 2003 was $163.6 million. Total assets and liabilities of the partnerships were $589.9 million and $217.0 million, respectively, at November 30, 2003.

Real Estate Loans

At November 30, 2003, our real estate loan portfolio consisted of:

Type of Loan	Principal Amount of Loans
(In thousands)

B-notes	$443,014
Mezzanine loans	27,286
Other loans	7,605

Total	$477,905

B-notes

We invest in structured junior loan participations in institutional quality short- to medium-term variable-rate real estate loans (“B-notes”). We work with leading financial institutions in underwriting and structuring these loans. In many cases, the senior participations are securitized by the financial institutions. We are designated as the special servicer for the junior loan participations and generally for the securitizations, which allows us to provide asset management and resolution services with respect to these loans. As special servicer, we have the authority to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. At November 30, 2003, we had no delinquencies in our B-note portfolio. We had $443.0 million principal amount of these investments at November 30, 2003, of which $373.7 million represented participations in first mortgage loans and $69.3 million represented participations in mezzanine loans.

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

Other Loans

Other loans typically include loans secured by commercial and multi-family residential real estate properties. Sometimes these loans represent short-term seller financing provided by us upon the sale of our operating properties.

The types of real estate loans and collateral held by us at November 30, 2003, follows:

Property Type	B-notes	Mezzanine Loans	Other Loans	Total Principal Amount
	(In thousands)

Office buildings	$198,477	6,259	3,536	208,272
Retail centers	104,674	—	—	104,674
Hotels	38,880	—	—	38,880
Apartment communities	30,450	8,019	—	38,469
Mixed-use properties	34,500	—	—	34,500
Industrial/warehouse facilities	17,923	—	3,244	21,167
Residential development and other	3,510	13,008	825	17,343
Convention centers	14,600	—	—	14,600

Total	$443,014	27,286	7,605	477,905

The locations of the properties securing our real estate loans were as follows:

Location	B-notes	Mezzanine Loans	Other Loans	Total Principal Amount
	(In thousands)

New York	$143,058	—	—	143,058
California	52,267	13,008	—	65,275
Massachusetts	60,500	—	—	60,500
Texas	35,718	8,019	—	43,737
Illinois	37,017	—	—	37,017
Washington	23,350	—	—	23,350
Virginia	14,600	6,259	—	20,859
Missouri	17,166	—	—	17,166
Michigan	15,753	—	—	15,753
Florida	13,832	—	669	14,501
Utah	9,500	—	—	9,500
Minnesota	8,621	—	—	8,621
International	—	—	6,936	6,936
Georgia	3,570	—	—	3,570
Ohio	2,058	—	—	2,058
Kentucky	1,685	—	—	1,685
Nevada	1,087	—	—	1,087
North Carolina	1,083	—	—	1,083
Tennessee	1,008	—	—	1,008
Wisconsin	761	—	—	761
Alabama	380	—	—	380

Total	$443,014	27,286	7,605	477,905

Discounted Portfolios of Commercial Mortgage Loans

In the early 1990’s, we acquired in partnership with financial institutions or real estate funds, several portfolios of non-performing commercial mortgage loans and related pools of owned real estate assets in the United States. Through these partnerships we purchased and handled the workout activities relating to over $5 billion face amount of these distressed commercial assets. In each of the partnerships, one of our subsidiaries acts as the managing general partner and conducts the business of the partnership. We earn management fees and asset disposition fees from the partnerships and have carried interests in cash flow and sales proceeds once the partners have recovered their capital and achieved specified returns. Our original investments ranged from 15% to 50% of the partnerships’ capital and totaled $165 million, out of a total of $684 million invested in the partnerships. By November 30, 2003, the partnerships had distributed a total of $1.4 billion to the partners, of which $420.4 million had been distributed to us. We also received management and asset disposition fees totaling approximately $66.0 million. At November 30, 2003, most of the assets from these domestic portfolios had been liquidated and our investment in these partnerships was $10.6 million.

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

Beginning in late 1997, we were approached by a number of global financial institutions and entered into several partnerships to acquire portfolios of non-performing commercial mortgage loans in Japan and to run the workout operations of the partnerships. In April 2000, we sold our interest in these Japanese real estate loan portfolios and realized a pretax gain on sale of $20.3 million.

In late 2003, we were again approached by another major financial institution and entered into a 50%/50% joint venture to invest in performing, sub-performing and non-performing assets, including owned real estate assets, loans and CMBS. One of our subsidiaries acts as the managing member and conducts the business of the venture. We earn management fees, special servicing fees and asset disposition fees from the venture and have a carried interest in cash flow once our partner has recovered their capital and achieved a specified return. Our investment in this venture at November 30, 2003 was $1.7 million. The venture has the capacity to invest up to $425 million in these types of assets.

Debt financing for partnerships’ acquisitions of real estate and real estate related assets has usually been on a non-recourse basis and with no guarantees by us or any of our partners. In some cases, the lender must be repaid in full or in part before a partnership can make cash distributions to us and our partners.

Real Estate Securities

Investments in CMBS

As a further use of our loan and real estate workout capabilities, we acquire unrated and non-investment grade rated subordinated CMBS and provide “special servicing” (see below) for the mortgage pools to which they relate. CMBS are securities backed by loans on commercial and multi-family residential real estate properties and possess many of the characteristics of large portfolios of performing loans. Default risk is spread over large, diverse portfolios of assets so that no single default has a significant effect on the overall performance of the portfolio. Furthermore, results can be influenced by the success of the special servicer, who attempts to ensure that all principal and interest payments are collected. However, securities representing interests in a CMBS pool are usually issued in series with varying levels of seniority, and generally provide that no principal may be paid with regard to a series until all senior series have been paid in full. Because of that, different series representing interests in the same pool typically will have different credit ratings. In most transactions, we invest only in the most junior, or nearly the most junior series, which generally do not receive principal payments until much of the mortgage debt underlying the CMBS has been paid and disbursed to holders of more senior series.

CMBS differ from other asset-backed securities in that CMBS investors have the ability to perform detailed due diligence on each individual component of the underlying collateral (to determine its ability to pay off the CMBS bonds) and the holders of the most junior series have the right to select the special servicer responsible for ensuring that the loans perform properly. We only invest when we can perform detailed due diligence on the properties securing the mortgages in the pool being securitized and can select ourself as the special servicer. Special servicing is the business of managing and working out the problem assets in a pool of commercial mortgage loans or other assets. For example, when a mortgage loan in a securitized pool goes into default, the special servicer negotiates with the borrower on behalf of the trust to resolve the situation. We use, as special servicer, essentially the same workout skills we apply with regard to distressed asset portfolios.

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

Fitch IBCA, Inc. and Standard & Poor’s, which rate special servicers of CMBS on the basis of management team, organizational structure, operating history, workout and asset disposition experience and strategies, information systems, investor reporting capabilities and financial resources, have given us their highest servicer ratings in the United States. In addition, many in the industry recognize us as the premier special servicer based on our strong track record and experience. The strength of both our relocated U.S. team and the import/customization of our U.S. platform to Europe, has allowed us to be approved as a special servicer for our European CMBS transactions.

Competition in purchasing unrated and non-investment grade rated subordinated CMBS in the United States during the past five years has generally been limited and, as a result, our purchasing power has been significant. Although the subordinated CMBS market has seen some new entrants more recently, competition remains somewhat limited due to the need for a significant infrastructure and the real estate expertise to properly and efficiently complete the detailed due diligence required to purchase less than investment grade CMBS. Therefore, our ability to successfully bid on new deals even with some new entrants remains strong. In addition, the lower rated bonds are not actively traded. Therefore, they are only suitable for those who can afford to hold them for relatively long periods. The generally limited competition for unrated and non-investment grade rated subordinated CMBS usually provides us with significant bargaining power with sponsors of CMBS, including the ability to convince sponsors to remove loans from CMBS pools which we believe are too risky.

In Europe, the CMBS market is in its early stages of development and we believe we are well positioned to capitalize on the expansion and evolution of that market.

At November 30, 2003, we had investments in or were entitled to be the special servicer with regard to 112 securitized commercial mortgage pools represented by over 15,200 underlying loans in all 50 United States and in the United Kingdom. We had investments in subordinated CMBS related to 101 of these pools. At November 30, 2003, the total face amount of our directly owned portfolio was approximately $2.2 billion with an amortized cost of approximately $0.8 billion, or approximately $1.4 billion of discount. Our fixed-rate portfolio was generating a current cash return of 17% (29% on the unrated bonds).

Particularly in periods of falling interest rates, there often are prepayments of mortgages underlying CMBS; however, most fixed-rate transactions have call protections that make prepayments expensive and difficult. Because we usually purchase CMBS at significant discounts from their face amounts, prepayments which do occur increase our yield on invested capital.

Our CMBS investments are collateralized by pools of mortgage loans on commercial and multi-family residential real estate assets located across the United States and in the United Kingdom. Concentrations of credit risk with respect to these securities are limited due to the diversity of the underlying loans across geographical areas and diversity among property types.

Resecuritizations

We have resecuritized and may continue to resecuritize our non-investment grade CMBS investments in order to realize the value we add to these bonds and to better match our assets and liabilities, reduce our interest rate and refinancing risk, improve our liquidity position and strengthen our financial condition. Over the past five years, we have been acquiring non-investment grade CMBS, and have been able to remove what we consider to be the riskiest assets before the underlying securitizations take place. Utilizing our due diligence expertise to remove risky assets, by re-underwriting each and every property that backs each loan in a transaction, we have been able to add substantial value to the non-investment grade bonds that we buy. In addition, our workout and hands-on real estate expertise as special servicer for each transaction, has enabled these investments to perform exceptionally well. Taking into account the diversification, the quality of the collateral and our involvement in the transaction, rating agencies have rated a significant portion of the face amount of the non-investment grade bonds we resecuritized as investment grade. The investment grade bonds can then be sold to unrelated third parties to realize the added value and the proceeds can be recycled to further strengthen our balance sheet.

Madison Square Company LLC

In March 1999, we entered into a venture, Madison Square Company LLC (“Madison”), to acquire approximately $2.2 billion of high yielding real estate related assets (primarily CMBS). The members include an affiliate of Credit Suisse First Boston (“CSFB”), a company controlled by real estate investor Peter Bren and Sun America Life Insurance Co. The members had total equity commitments of $490 million, $125 million of which we provided.

CSFB provided a credit facility to fund up to $1.76 billion of financing to the venture, which is non-recourse to the members. This facility expires in March 2004, and the members are in the process of refinancing through a resecuritization.

At November 30, 2003, our investment in the venture was $81.8 million, representing a 25.8% ownership interest. We maintain a significant ongoing role in the venture, for which we earn fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services. We also have an effective veto on Madison’s investment decisions.

Strategic Growth Alternatives

In 2001, we engaged certain investment banking firms to explore strategic alternatives for the growth of our Company. We continue to have an ongoing relationship with these firms.

Competition

In virtually all aspects of our activities, we compete with a variety of public and private real estate development companies, real estate investment trusts, investment firms, investment funds, financial institutions and others. The principal area of competition is for the purchase of real estate assets and securities at prices, which we believe will enable us to achieve our desired risk-adjusted returns.

We believe our access to investment opportunities through our relationships, presence in markets across the country and Europe, the large portfolio of assets we currently specially service, our access to capital for real estate assets, our ability to quickly underwrite and evaluate those opportunities and our expertise in real estate workout and management help us to compete effectively in the purchase of those types of assets. In addition, our experience in adding value to real estate assets and our top rating as a special servicer to CMBS transactions often attracts firms which have access to appealing investment opportunities, but who do not have our expertise.

We believe it is an opportune time for us to expand our franchise into Europe as there is little competition there with the specific value-add real estate and asset management expertise that we have. We see opportunity there in the migration of real estate from the public sector to the private sector, and in the emerging European CMBS and B-note markets.

Competitive conditions relating to office buildings, apartment communities, industrial/warehouse facilities, hotels and retail centers owned or operated by us vary depending on the locations of particular properties. Most often these facilities compete for tenants or other occupants based on their locations, the facilities provided and the pricing of the leases or room rates. Although general economic conditions were weak for much of 2003, occupancies remained relatively stable in many of our markets, which helped to reduce the effects of competition on existing properties.

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

Investment Company Act

We intend to conduct our business at all times so as not to become regulated as an investment company under the Investment Company Act of 1940. Accordingly, we do not expect to be subject to the restrictive provisions of the Investment Company Act. Under the Investment Company Act, an investment company is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. The Investment Company Act exempts, among others, entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under the current interpretation of the staff of the Securities and Exchange Commission, to qualify for this exemption, the entity must maintain at least 55% of its assets in Qualifying Interests, and maintain an additional 25% in Qualifying Interests or other real estate related assets. Our investments in real estate and mortgage loans generally constitute Qualifying Interests and we believe our investments in subordinated CMBS constitute Qualifying Interests when we have the right, as special servicer, to foreclose upon properties which secure loans that back the CMBS and to take the other actions a special servicer may take in connection with defaulted loans. Analysis of our assets at November 30, 2003 indicated that (i) more than 55% of our assets were Qualifying Interests and (ii) more than 80% of our assets were Qualifying Interests and other real estate related assets. Therefore, we qualify for this exemption. If, however, due to a change in our assets, or a change in the value of particular assets, we were to become an investment company which is not exempt from the Investment Company Act, either we would have to restructure our assets so we would not be subject to the Investment Company Act, or we would have to change materially the way we conduct our activities. Either of these changes could require us to sell substantial portions of our assets at a time we might not otherwise want to do so, and we could incur significant losses as a result. Further, in order to avoid becoming subject to the requirements of the Investment Company Act, we may be required at times to forego investments we would like to make or otherwise to act in a manner other than that which we believe would maximize our earnings.

Employees

At November 30, 2003, we had 460 full time and 4 part time employees, of whom 9 were senior management, 91 were corporate staff, and 364 were engaged in asset acquisitions, loan workouts and the management, development, repositioning and sale of properties.

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

Prices of real estate, and in particular commercial real estate, tend to fluctuate significantly over time. To some extent this is due to changes in interest rates. However, it can also result from changes in economic conditions, either internationally, nationally or regionally, which affect demand for commercial space, excess capacity created by over-building, changes in tax laws or environmental laws and a variety of other factors. Historically, we have looked upon weak real estate markets as opportunities to acquire at low cost properties, which we can enhance and sell when real estate markets strengthen. However, as our portfolio of real estate properties and real estate related securities has increased, we have become increasingly vulnerable to the negative effect weak real estate markets could have on the values of assets we already hold.

Weak real estate markets also increase the likelihood of defaults on mortgages, and make it more difficult to sell foreclosed properties for at least the amounts owed on the mortgages they secure. An increase in the rate of mortgage defaults could affect amounts we can realize on the mortgage loans and CMBS we hold.

Since late 2001, vacant commercial space (including office and retail space) and vacant multi-family residential apartments in a number of cities has been increasing as demand for space has weakened reflecting economic conditions. Weakness in commercial properties and apartment rentals (i) can reduce our operating income from properties we own, (ii) can adversely affect mortgagees’ abilities to make required payments with regard to mortgages underlying B-notes or CMBS in which we own interests, and (iii) could reduce the price at which properties we own can be sold. To date, the sale value of commercial and multi-family residential properties does not appear to have been significantly affected by the weakened rental markets, in part because of low interest rates, which have reduced expenses of operating properties and have reduced the yields potential purchasers of properties are seeking. However, prolonged weakness in the rental markets could have a significant negative impact on us.

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

We borrow substantial portions of the funds we invest in our assets. Some of the borrowings bear interest at variable rates, and therefore our actual interest costs are affected by increases or decreases in market interest rates. We minimize exposure to these changes by acquiring interest rate swaps which have the effect of converting our variable-rate obligations into fixed-rate obligations. However, we continue to be exposed to risks of interest rate changes to the extent that our hedges do not cover all of our borrowings or to the extent counterparties to interest rate swaps might become unable to meet their obligations to us.

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

Our basic investment strategy is to hold real estate assets until we believe it is an optimal time to sell them. Normally, this will be during relatively strong real estate markets. However, factors beyond our control could make it necessary for us to dispose of real estate properties or real estate related securities in a weaker economic environment. For example, we finance many of our CMBS purchases with reverse repurchase obligations which often require that, if the market value of the CMBS falls below specified percentages of the outstanding indebtedness, we must provide additional collateral, reduce the loan balances or liquidate the CMBS positions. Therefore, in a period when the market value of our CMBS falls significantly, we could be required (i) to pay down debt with cash flow we need for our business, (ii) to provide additional collateral for the reverse repurchase obligations, or (iii) to sell CMBS at a time when it may be very inopportune for us to do so. Further, markets for many types of real estate related assets are not highly liquid, which can make it particularly difficult to realize acceptable prices when disposing of large quantities of assets during weak markets.

We have controlling stockholders.

We have two classes of stock: common stock, which is entitled to one vote per share, and Class B common stock, which is entitled to ten votes per share. Trusts for the benefit of the family of the late Leonard Miller, which includes Stuart Miller, the Chairman of our Board, indirectly own most of the Class B common stock, and Stuart Miller owns almost all the rest of the Class B common stock. Stuart Miller has the power to direct the voting of the Class B common stock owned by the Miller family trusts, and therefore has the power to cast approximately 83% of the combined votes that can be cast by the holders of the common stock and the Class B common stock. That gives Mr. Miller the power to elect all our directors and to approve most matters that are presented to our stockholders, even if no other stockholders vote in favor of them. The Miller family’s ownership might discourage someone from making a significant equity investment in us, even if we needed the investment to meet our obligations or to operate our business.

Continued investment in European assets can expose us to currency fluctuations.

Our investments and operations in Europe use functional currencies other than the U.S. dollar. As a result, changes in currency rates can adversely impact our earnings and the translation of assets and liabilities of our European operations. Based on our current plans to reinvest cash flow generated by our European investments back into our European operations, we have no foreign currency hedges in place at November 30, 2003. Our European assets represent less than 5% of our total assets at November 30, 2003. To the extent our European assets become greater or to the extent cash flow from European investments are repatriated to the U.S., our exposure to changes in foreign currency rates could become realized and will increase.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, with the Securities and Exchange Commission (the “SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, through our website, and by responding to requests addressed to our investor relations department, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, we make available, free of charge, through our website, and by responding to requests addressed to our investor relations department, our Code of Business Conduct and Ethics and our Corporate Governance Guidelines. You can find links to these materials on our website at http://www.lnrproperty.com. The information contained on our website is not part of this document.

Item 2.	Properties.

For information about properties we own for use in our commercial activities, see Item 1.

We maintain our principal executive offices and our Miami operations at 1601 Washington Avenue, Suite 800, Miami Beach, Florida, in a building that we own. We have additional office space for the rest of our operations in various other office buildings we own (one office) and lease (eight offices).

Item 3.	Legal Proceedings.

We are not subject to any legal proceedings other than suits in the ordinary course of our business, most of which are covered by insurance. We believe these suits will not, individually or in the aggregate, have a material adverse effect upon us.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.	(a) Market for the Registrant’s Common Stock and Related Security Holder Matters.

Our common stock currently is listed on the New York Stock Exchange under the symbol LNR. The following table sets forth the range of the high and low closing prices reported on the New York Stock Exchange composite tape for each fiscal period indicated.

	High	Low
	2003
First Quarter	$36.40	$32.75
Second Quarter	$38.36	$32.55
Third Quarter	$41.13	$37.40
Fourth Quarter	$44.25	$40.70

	2002
First Quarter	$33.80	$28.00
Second Quarter	$38.38	$33.25
Third Quarter	$35.68	$27.75
Fourth Quarter	$36.60	$32.82

At January 22, 2004, there were approximately 14,612 holders of record of our common stock. During each of the four quarters in 2003 and 2002, we declared and paid cash dividends of $.0125 per common share and $.01125 per Class B common share.

(b) Issuer Purchases of Equity Securities.

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 2002	95,000	$36.46	95,000	4,531,245
January 2003	409,970	$33.66	409,970	4,221,275
February 2003	948,200	$33.54	948,200	3,273,075
March 2003	2,882,700	$33.00	2,882,700	390,375
April 2003	—	$—	—	3,390,375
May 2003	—	$—	—	3,390,375
June 2003	—	$—	—	3,390,375
July 2003	—	$—	—	3,390,375
August 2003	—	$—	—	3,390,375
September 2003	—	$—	—	3,390,375
October 2003	—	$—	—	3,390,375
November 2003	—	$—	—	3,390,375

(1)	Our Board of Directors approved a stock repurchase program authorizing us to buy back up to 12.5 million shares of our common stock, including 3 million shares of common stock authorized in April 2003. This repurchase program was first authorized in 1998. In January 2001, our Board of Directors approved the Employee Share Repurchase Plan. Under the Employee Share Repurchase Plan, employees can request that we consider purchasing shares of common stock that the employees acquired through the exercise of stock options or whose common stock became non-forfeitable on a restricted stock vesting date. If the purchase is approved by the Board of Directors or a committee designated by the Board of Directors, we will purchase the shares at the market price on the applicable stock purchase date. 95,000 and 100,000 shares were purchased by us during the months of December 2002 and January 2003, respectively, under the Employee Share Repurchase Plan. The remainder of our purchased shares relate to the stock repurchase plan.

(2)	Excludes the Employee Share Repurchase Plan as each purchase requires approval by the Board of Directors or a committee designated by the Board of Directors.

Item 6.	Selected Financial Data.

The following table contains selected consolidated financial information about us. The selected financial data should be read in conjunction with the consolidated financial statements, the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended November 30,
	2003		2002		2001		2000		1999
			(In thousands, except per share amounts)
Results of Operations
Revenues and other operating income:
Real estate properties	$190,879		180,252		205,347		211,054		191,828
Real estate loans	51,827		44,848		52,150		80,507		45,483
Real estate securities	191,932		225,206		214,290		176,435		107,315

Total revenues and other operating income	$434,638		450,306		471,787		467,996		344,626

Interest expense	$102,254		92,054		109,742		120,722		83,199
Earnings from continuing operations, net of tax	$81,169		140,192		133,402		114,392		94,608
Earnings from discontinued operations, net of tax	$28,413		3,686		1,711		1,479		952
Net earnings	$109,582		143,878		135,113		115,871		95,560
Earnings per share – basic:
From continuing operations	$2.77		4.19		4.00		3.42		2.66
From discontinued operations	0.97		0.11		0.05		0.04		0.02

Net earnings per share – basic	$3.74		4.30		4.05		3.46		2.68

Earnings per share – diluted:
From continuing operations	$2.64		4.04		3.82		3.28		2.61
From discontinued operations	0.93		0.11		0.05		0.04		0.02

Net earnings per share – diluted	$3.57		4.15		3.87		3.32		2.63

Cash dividends per share:
Common stock	$0.05		0.05		0.05		0.05		0.05
Class B common stock	$0.045		0.045		0.045		0.045		0.045
Financial Data
EBITDA (1)	$333,240		340,414		347,332		329,246		242,964
Ratio of earnings to fixed charges	2.2	x	3.4	x	2.8	x	2.2	x	2.2	x
Cash flows provided by (used in):
Operating activities	$78,638		71,131		115,907		121,726		110,316
Investing activities	$265,161		63,374		(83,843)		(150,619)		(404,590)
Financing activities	$(319,843)		(135,372)		(27,472)		22,292		274,444
Financial Position
Total assets	$2,633,014		2,834,874		2,836,647		2,348,856		2,283,001
Assets by business segment
Real estate properties	$1,053,839		1,123,214		1,037,098		1,153,608		1,290,149
Real estate loans	$468,394		441,652		398,614		314,162		274,694
Real estate securities	$1,015,113		1,248,709		1,355,923		826,092		640,791
Total debt	$1,382,786		1,339,962		1,318,392		1,382,059		1,382,124
Stockholders’ equity	$1,050,867		1,126,156		1,119,169		778,444		710,332
Stockholders’ equity per share	$35.36		34.15		32.54		22.75		20.18
Shares outstanding:
Common stock	19,941		23,189		24,445		24,215		25,142
Class B common stock	9,775		9,784		9,949		9,999		10,058

Total	29,716		32,973		34,394		34,214		35,200

(1)	EBITDA is defined as earnings before interest, taxes, depreciation, amortization and loss on early extinguishment of debt, and is calculated as follows:

	Years Ended November 30,
	2003	2002	2001	2000	1999
	(In thousands)
Continuing operations:
Earnings	$81,169	140,192	133,402	114,392	94,608
Add back:
Income tax expense	38,285	66,918	70,136	51,112	34,732
Interest expense	102,254	92,054	109,742	120,722	83,199
Depreciation expense	21,256	21,395	24,545	35,519	27,018
Amortization expense	9,465	5,665	5,228	3,693	762
Loss on early extinguishment of debt	28,672	—	—	—	—

EBITDA from continuing operations	281,101	326,224	343,053	325,438	240,319

Discontinued operations:
Earnings	28,413	3,686	1,711	1,479	952
Add back:
Income tax expense	18,166	2,357	1,094	945	608
Interest expense	3,093	4,556	752	765	710
Depreciation expense	2,467	3,591	722	619	375

EBITDA from discontinued operations	52,139	14,190	4,279	3,808	2,645

EBITDA	$333,240	340,414	347,332	329,246	242,964

Our management uses EBITDA as a supplemental measure for making decisions and believes it provides relevant information about our operations and our ability to service debt, to make investments and to fund other items as needed and, along with net earnings, is useful in understanding our operating results. Also, many of our debt instruments have covenants relating to our EBITDA or similar measures. Our management believes investors may find information about our EBITDA helpful, because prices of securities of companies in real estate related businesses often are affected by changes in EBITDA. Because of the nature of our business, we believe net earnings is the measure of financial performance calculated in accordance with generally accepted accounting principles that is most comparable to EBITDA. EBITDA should not be interpreted as an alternative measure of net earnings or cash flows from operating activities, both as determined in accordance with generally accepted accounting principles. Additionally, EBITDA is not necessarily indicative of cash available to fund cash needs. Trends or changes in items excluded from EBITDA (including income tax expense, interest expense, depreciation expense, amortization expense and loss on early extinguishment of debt) are not captured in EBITDA. These excluded items must also be considered when assessing or understanding our financial performance. Because EBITDA is not a measure governed by generally accepted accounting principles, there are no required standards for calculating EBITDA. Therefore, EBITDA as calculated by us may not be comparable to similarly titled measures employed by other companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SOME OF THE STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE “FORWARD-LOOKING STATEMENTS” AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. GENERALLY, THE WORDS “BELIEVE,” “EXPECT,” “INTEND,” “ANTICIPATE,” “WILL,” “MAY” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS IN THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO, (I) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY AND INTERNATIONALLY, IN AREAS IN WHICH WE OWN PROPERTIES, OR IN AREAS (INCLUDING AREAS OUTSIDE THE UNITED STATES) IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY US ARE LOCATED, (II) CHANGES IN INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (III) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (IV) CHANGES IN INTEREST RATES, (V) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES, (VI) CHANGES IN AVAILABILITY OF CAPITAL OR THE TERMS ON WHICH IT IS AVAILABLE, (VII) CHANGES IN AVAILABILITY OF QUALIFIED PERSONNEL, (VIII) CHANGES IN GOVERNMENT REGULATIONS, INCLUDING, WITHOUT LIMITATION, ENVIRONMENTAL REGULATIONS, AND (IX) OTHER FACTORS DESCRIBED IN PART I UNDER “SOME THINGS WHICH COULD ADVERSELY AFFECT US.”

OVERVIEW

LNR Property Corporation is a real estate investment, finance and management company. We engage primarily in (i) acquiring, developing, repositioning, managing and selling commercial and multi-family residential real estate properties, (ii) investing in high-yielding real estate loans and acquiring at a discount portfolios of loans backed by commercial or multi-family residential real estate and (iii) investing in unrated and non-investment grade rated commercial mortgage-backed securities (“CMBS”) as to which we have the right to be special servicer (i.e., to oversee workouts of under-performing and non-performing loans). For the following discussion, these businesses are grouped as follows: (a) real estate properties, (b) real estate loans and (c) real estate securities.

RESULTS OF OPERATIONS

Adoption of SFAS No. 144

On December 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that, beginning December 1, 2002, whenever we sell or hold for sale a commercial real estate property that has its own operations and cash flows, which is a frequent occurrence since selling properties is a regular part of our business, we must reclassify the revenues and expenses of that property, including the gain or loss on the sale of that property, both with regard to the current period and with regard to the past, as results of discontinued operations. Primarily because of this, 26% of our net earnings during 2003 were characterized as earnings from discontinued operations. Because selling properties is a regular part of our business, our expectation is that each year we will continue to report a significant portion of our earnings as discontinued operations, and accordingly we will be required to restate prior years for comparability. Because our real estate properties business consists of continuously acquiring properties, enhancing their value and selling them, sales of individual properties are an important part of our real estate property business. Therefore, we believe that reclassifying our operating income from properties we sell or hold for sale and treating our gain or loss from sale of those properties as discontinued operations, makes it difficult to determine and evaluate from our statements of earnings the performance of our real estate properties business. Because of that, in this “Management’s Discussion and Analysis of Financial Condition and

Results of Operations,” and particularly in the section regarding Real Estate Properties, we provide information that combines revenues, expenses and gains on sales with regard to properties we have sold or hold for sale, which are reflected on our statements of earnings as discontinued operations, with the operating income from commercial properties we continue to own which are not classified as held for sale. Our management uses this combined information in evaluating the performance of the real estate properties business, and believes investors may find the information helpful for this purpose as well.

The following is a summary of our results of operations on an as reported and combined basis for the years ended November 30, 2003, 2002 and 2001:

	As Reported Years Ended November 30,			Combined(1) Years Ended November 30,
	2003	2002	2001	2003	2002	2001
			(In thousands)
Revenues
Rental income	$100,058	93,708	105,806	113,353	115,426	111,669
Management and servicing fees	41,227	31,982	36,324	41,227	31,982	36,340

Total revenues	141,285	125,690	142,130	154,580	147,408	148,009

Other operating income
Equity in earnings of unconsolidated partnerships	51,974	46,361	75,152	51,974	46,361	75,152
Interest income	157,893	180,776	181,325	157,936	180,819	181,339
Gains on sales of:
Real estate	13,174	48,088	63,535	56,754	48,088	63,535
Unconsolidated partnership interests	3,568	3,428	746	3,568	3,428	746
Investment securities	52,667	47,221	9,717	52,667	47,221	9,717
Lease termination fee	15,115	—	—	15,115	—	—
Other, net	(1,038)	(1,258)	(818)	(1,040)	(1,257)	(818)

Total other operating income	293,353	324,616	329,657	336,974	324,660	329,671

Costs and expenses
Cost of rental operations	60,431	51,243	57,028	65,227	58,816	58,642
General and administrative	87,747	77,281	74,398	87,747	77,281	74,398
Depreciation	21,256	21,395	24,545	23,723	24,986	25,267
Impairment of long-lived asset	15,050	—	—	15,050	—	—
Minority interests	(226)	1,223	2,536	(245)	1,222	2,536
Interest	102,254	92,054	109,742	105,347	96,610	110,494
Loss on early extinguishment of debt	28,672	—	—	28,672	—	—

Total costs and expenses	315,184	243,196	268,249	325,521	258,915	271,337

Earnings from continuing operations before income taxes	119,454	207,110	203,538	166,033	213,153	206,343
Income taxes	38,285	66,918	70,136	56,451	69,275	71,230

Earnings from continuing operations	81,169	140,192	133,402	109,582	143,878	135,113

Discontinued operations:
Earnings from operating properties sold or held for sale, net of tax	1,829	3,686	1,711	—	—	—
Gain on sales of operating properties, net of tax	26,584	—	—	—	—	—

Earnings from discontinued operations	28,413	3,686	1,711	—	—	—

Net earnings	$109,582	143,878	135,113	109,582	143,878	135,113

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

The following table summarizes our results of operations by segment for the years ended November 30, 2003, 2002 and 2001, after allocating certain non-corporate general and administrative expenses.

	As Reported Years Ended November 30,			Combined(1) Years Ended November 30,
	2003	2002	2001	2003	2002	2001
	(In thousands)
Revenues and other operating income
Real estate properties	$190,879	180,252	205,347	247,795	202,014	211,240
Real estate loans	51,827	44,848	52,150	51,827	44,848	52,150
Real estate securities	191,932	225,206	214,290	191,932	225,206	214,290

Total revenues and other operating income	434,638	450,306	471,787	491,554	472,068	477,680

Costs and expenses
Real estate properties	126,891	99,596	111,814	134,135	110,759	114,150
Real estate loans	4,329	5,614	7,399	4,329	5,614	7,399
Real estate securities	24,081	20,590	15,271	24,081	20,590	15,271
Corporate and interest	159,883	117,396	133,765	162,976	121,952	134,517

Total costs and expenses	315,184	243,196	268,249	325,521	258,915	271,337

Earnings from continuing operations before income taxes
Real estate properties	63,988	80,656	93,533	113,660	91,255	97,090
Real estate loans	47,498	39,234	44,751	47,498	39,234	44,751
Real estate securities	167,851	204,616	199,019	167,851	204,616	199,019
Corporate and interest	(159,883)	(117,396)	(133,765)	(162,976)	(121,952)	(134,517)

Earnings from continuing operations before income taxes	119,454	207,110	203,538	166,033	213,153	206,343
Income taxes	38,285	66,918	70,136	56,451	69,275	71,230

Earnings from continuing operations	81,169	140,192	133,402	109,582	143,878	135,113

Discontinued operations:
Earnings from operating properties sold or held for sale, net of tax	1,829	3,686	1,711	—	—	—
Gain on sales of operating properties, net of tax	26,584	—	—	—	—	—

Earnings from discontinued operations	28,413	3,686	1,711	—	—	—

Net earnings	$109,582	143,878	135,113	109,582	143,878	135,113

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

Year ended November 30, 2003 compared to year ended November 30, 2002

Net earnings for the year ended November 30, 2003 were $109.6 million, compared to $143.9 million in 2002. Diluted earnings per share for the year ended November 30, 2003 were $3.57, compared to $4.15 in 2002. The decrease in earnings was primarily due to (i) lower interest income from our real estate securities business, primarily due to lower overall yields in the current year, write-downs on certain bonds in the current year, and the early collection of purchase discounts in the prior year due to prepayments on seasoned transactions, offset in part by a higher average level of CMBS investments, (ii) a pretax loss of $28.7 million related to the early retirement of our senior subordinated notes, as discussed further in our Financial Condition, Liquidity and Capital Resources below, (iii) higher general and administrative expenses, primarily due to increased personnel and out-of-pocket expenses related to growth in our activities, (iv) higher interest expense, primarily due to higher average debt balances, partially offset by lower average interest rates, and (v) lower net rents (rental income less cost of rental operations), primarily due to a smaller stabilized property portfolio. These decreases in earnings were somewhat offset by (i) higher interest income from our real estate loans business, primarily due to a higher average level of loan investments as well as income in 2003 realized from the early payoff of several loan investments, (ii) higher management and servicing fee income, primarily due to increased activity in our specially serviced portfolio, (iii) higher gains on sales of assets (including gains of $43.6 million in 2003 and $0.0 million in 2002 characterized as earnings from discontinued operations), (iii) higher equity in earnings from unconsolidated partnerships, primarily due to higher earnings from one property partnership that sold 75% of its interest in its land portfolio for a gain, and (iv) lower income tax expense, due to lower pretax earnings offset by a higher effective tax rate. Additionally, during 2003, we recorded a lease termination fee and a $15.1 million asset impairment charge, which offset each other, as discussed in the Real Estate Properties section below.

Year ended November 30, 2002 compared to year ended November 30, 2001

Net earnings for the year ended November 30, 2002 were $143.9 million, compared to $135.1 million in 2001. Diluted earnings per share for the year ended November 30, 2002 were $4.15, compared to $3.87 in 2001. The increase in earnings was primarily due to (i) a higher level of gains on asset sales primarily due to a $45.6 million pretax gain recognized on the sale of non-investment grade CMBS through a resecuritization transaction, (ii) a decrease in interest expense primarily due to lower interest rates, and (iii) an increase in net rents, reflecting the contribution to net rents from our development and repositioned properties which became stabilized or completed and had tenants that were starting to pay rent. These increases were partially offset by (i) a decrease in equity in earnings of unconsolidated partnerships, primarily due to lower earnings from Madison Square Company LLC (“Madison”), as discussed in Real Estate Securities below and (ii) a decrease in management and servicing fees.

Real Estate Properties

	Year Ended November 30, 2003
	As Reported	Discontinued Operations	Combined
	(In thousands)
Revenues
Rental income	$100,058	13,295	113,353
Management fees	3,732	—	3,732
Other operating income
Equity in earnings of unconsolidated partnerships	54,055	—	54,055
Interest income	1,144	43	1,187
Gains on sales of real estate	13,174	43,580	56,754
Gains on sales of unconsolidated partnership interests	3,568	—	3,568
Lease termination fee	15,115	—	15,115
Other, net	33	(2)	31

Total revenues and other operating income	190,879	56,916	247,795

Costs and expenses
Cost of rental operations	60,431	4,796	65,227
General and administrative	30,387	—	30,387
Depreciation	21,256	2,467	23,723
Impairment of long-lived assets	15,050	—	15,050
Minority interests	(233)	(19)	(252)

Total costs and expenses (1)	126,891	7,244	134,135

Earnings before income taxes	$63,988	49,672	113,660

Balance sheet data:
Operating properties and equipment, net	$640,942	—	640,942
Land held for investment	58,578	—	58,578
Investments in unconsolidated partnerships	329,960	—	329,960
Other assets	24,359	—	24,359

Total segment assets	$1,053,839	—	1,053,839

(1)	Costs and expenses do not include interest expense.

	Year Ended November 30, 2002
	As Reported	Discontinued Operations	Combined
	(In thousands)
Revenues
Rental income	$93,708	21,718	115,426
Management fees	4,042	—	4,042
Other operating income
Equity in earnings of unconsolidated partnerships	29,383	—	29,383
Interest income	1,528	43	1,571
Gains on sales of real estate	48,088	—	48,088
Gains on sales of unconsolidated partnership interests	3,428	—	3,428
Other, net	75	1	76

Total revenues and other operating income	180,252	21,762	202,014

Costs and expenses
Cost of rental operations	51,243	7,573	58,816
General and administrative	26,860	—	26,860
Depreciation	21,395	3,591	24,986
Minority interests	98	(1)	97

Total costs and expenses (1)	99,596	11,163	110,759

Earnings before income taxes	$80,656	10,599	91,255

Balance sheet data:
Operating properties and equipment, net	$585,086	180,541	765,627
Assets held for sale	195,363	(195,363)	—
Land held for investment	56,980	—	56,980
Investments in unconsolidated partnerships	250,351	—	250,351
Other assets	35,434	14,822	50,256

Total segment assets	$1,123,214	—	1,123,214

(1)	Costs and expenses do not include interest expense.

	Year Ended November 30, 2001
	As Reported	Discontinued Operations	Combined
	(In thousands)
Revenues
Rental income	$105,806	5,863	111,669
Management fees	7,461	16	7,477
Other operating income
Equity in earnings of unconsolidated partnerships	25,796	—	25,796
Interest income	2,003	14	2,017
Gains on sales of real estate	63,535	—	63,535
Gains on sales of unconsolidated partnership interests	746	—	746

Total revenues and other operating income	205,347	5,893	211,240

Costs and expenses
Cost of rental operations	57,028	1,614	58,642
General and administrative	29,998	—	29,998
Depreciation	24,545	722	25,267
Minority interests	243	—	243

Total costs and expenses (1)	111,814	2,336	114,150

Earnings before income taxes	$93,533	3,557	97,090

Balance sheet data:
Operating properties and equipment, net	$571,897	147,765	719,662
Assets held for sale	157,930	(157,930)	—
Land held for investment	41,593	636	42,229
Investments in unconsolidated partnerships	226,708	—	226,708
Other assets	38,970	9,529	48,499

Total segment assets	$1,037,098	—	1,037,098

(1)	Costs and expenses do not include interest expense.

Real estate properties include office buildings, rental apartment communities (market-rate and affordable housing communities, substantially all of which qualify for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code), industrial/warehouse facilities, hotels, retail centers and land that we acquire, develop, reposition, manage and sell. These properties may be wholly-owned or owned through partnerships or similar entities that are either consolidated or accounted for by the equity method, and therefore reflected on our balance sheets only as investments in unconsolidated partnerships. Total revenues and other operating income from real estate properties include rental income from consolidated operating properties, equity in earnings of unconsolidated partnerships that own and operate real estate properties, gains on sales of properties or interests in those unconsolidated partnerships, and fees earned from managing those partnerships. Costs and expenses include the direct costs of operating the real estate properties, the related depreciation and the overhead associated with managing the properties and managing some of the partnerships.

Year ended November 30, 2003 compared to year ended November 30, 2002

Earnings before income taxes from real estate properties on an as reported basis were $64.0 million for the year ended November 30, 2003, compared to $80.7 million in 2002. On a combined basis (i.e., including revenues and expenses of properties classified as discontinued operations), earnings before income taxes from real estate properties were $113.7 million for the year ended November 30, 2003, compared to $91.3 million for 2002. The decrease in earnings before income taxes in 2003 on an as reported basis compared to 2002 was primarily due to lower gains, because 77% of our gains on sales of real estate properties were classified as discontinued operations in 2003 as a result of the adoption of SFAS No. 144 and therefore not reflected in earnings before income taxes and an increase in general and administrative expenses offset somewhat by higher equity in earnings of unconsolidated partnerships. The increase in earnings before income taxes in 2003 on a combined basis compared to 2002 was primarily due to higher equity in earnings of unconsolidated partnerships and higher gains on sales of real estate properties, partially offset by a decrease in net rents and an increase in general and administrative expenses.

On an as reported basis, rental income increased to $100.1 million for the year ended November 30, 2003, from $93.7 million for the same period in 2002. On a combined basis, rental income decreased slightly to $113.4 million for the year ended November 30, 2003, from $115.4 million for the same period in 2002. On an as reported basis, cost of rental operations increased to $60.4 million for the year ended November 30, 2003 from $51.2 million for the same period in 2002. On a combined basis, cost of rental operations increased to $65.2 million for the year ended November 30, 2003, from $58.8 million for the same period in 2002. Net rents decreased on both an as reported and combined basis for the year ended November 30, 2003, compared to the same period in 2002, primarily due to a smaller stabilized property portfolio (see discussion below). In 2003 and 2002, respectively, rental income on a combined basis consisted of $81.5 million and $84.9 million from commercial properties (office, industrial/warehouse and retail), $0.0 million and $5.8 million from market-rate rental apartment communities, $9.9 million and $10.3 million from affordable housing communities, and $22.0 million and $14.4 million from hotels and other properties.

Over the past three years, we have limited our new property acquisitions in favor of adding value to our existing portfolio through development, repositioning and leasing. As these properties have come on-line, we have been taking advantage of strong buyer demand for stabilized properties by selling our stabilized properties into a market that has been paying premium prices. As a result, our stabilized property portfolio has declined since the prior year. At November 30, 2003, 39% of our $629.4 million owned property portfolio was stabilized compared to 51% of our $750.7 million owned portfolio at November 30, 2002.

On both an as reported and combined basis, equity in earnings of unconsolidated partnerships increased to $54.1 million for the year ended November 30, 2003, from $29.4 million for the same period in 2002. This increase was primarily due to higher earnings from one partnership which is involved in the development of approximately 585 acres of commercial and residential land in Carlsbad, California. The partnership sold 75% of its interest in the land during the first quarter of 2003 for a gain. The increase was also partially due to higher earnings from a partnership in Europe established in mid-2002 and from Lennar Land Partners (“LLP”), a partnership indirectly owned 50% by us and 50% by Lennar, that is primarily engaged in the acquisition, development and sale of land.

On an as reported basis, gains on sales of real estate properties decreased to $13.2 million for the year ended November 30, 2003, from $48.1 million for the same period in 2002. On a combined basis, gains on sales of real estate properties increased to $56.8 million for the year ended November 30, 2003, from $48.1 million for the same period in 2002. On a combined basis, gains on sales of real estate in 2003 included $47.8 million from sales of stabilized and development market-rate operating properties, $7.6 million from sales of land and $1.4 million from syndications of affordable housing communities, compared to $39.4 million, $8.1 million, and $0.6 million, respectively, in 2002. Gains on sales of real estate properties fluctuate from period to period based on the timing of asset sales.

In 2003, we received a $24.0 million lease termination fee from a tenant that had originally leased 100% of one of our office buildings for ten years. Approximately $8.9 million of that fee was a recovery of capitalized and deferred costs associated with the lease. The remaining $15.1 million was recorded as other operating income. In accordance with SFAS No. 144, a loss provision in the amount of $15.1 million was recorded during the year ended November 30, 2003, for the impairment of this property to reflect the current market value of the building without the tenant. We plan to re-lease the building in the future.

On both an as reported and combined basis, general and administrative expenses increased to $30.4 million for the year ended November 30, 2003, from $26.9 million for the same period in 2002. The increase was primarily due to the start-up of the property portion of our European operations and increased personnel and out-of-pocket expenses related to overall growth in the development/repositioning portfolio.

The net book value of operating properties and equipment with regard to various types of properties we own at November 30, 2003, together with the yield and the occupancy for the stabilized operating properties follows:

	Net Book Value	Occupancy Rate(1)	Yield on Net Book Value(2)
	(In thousands, except percentages)
Market-rate operating properties
Stabilized operating properties:
Office	$118,030	85%	13%
Retail	11,347	76%	14%
Industrial/warehouse	33,437	100%	14%
Ground leases	3,758	100%	19%

Commercial	166,572	89%	14%
Hotel	42,297	55%	3%

	208,869		11%

Under development or repositioning:
Office	212,577
Retail	112,629
Industrial/warehouse	9,572
Ground leases	368

Commercial	335,146
Hotel	28,504

	363,650

Total market-rate operating properties	572,519
Affordable housing communities	56,872

Total operating properties	629,391
Furniture, fixtures and equipment	11,551

Total operating properties and equipment	$640,942

(1)	Occupancy rate at November 30, 2003.

(2)	Yield for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses for the year ended November 30, 2003.

Our market-rate stabilized commercial real estate properties were yielding in total 14% on net book value as of November 30, 2003 and 2002.

Occupancy levels for our market-rate stabilized commercial real estate properties were 89% at the end of 2003, compared to 97% at the end of 2002. The decrease primarily reflects the sale of ground leases and a large warehouse in 2003, which were 100% occupied, and the loss of two large tenants in two of our office properties.

Approximately 64% of our market-rate properties are in various stages of development or redevelopment. Our investment in these properties increased to $363.7 million at November 30, 2003, from $338.8 million at November 30, 2002, primarily reflecting the acquisition of a retail center under redevelopment and the continuing development of our existing portfolio, offset in part by the stabilization of properties under development/repositioning, some of which have been sold. These properties were yielding 4% on net book value at both November 30, 2003 and November 30, 2002, and were nearly 60% pre-leased at November 30, 2003.

We entered the business of owning, developing and syndicating affordable housing communities in 1998. In this business, we create or enter into partnerships that hold interests in multi-family real estate properties that are eligible for affordable housing tax credits granted under Section 42 of the Internal Revenue Code. In 2000, we began to shift our strategy away from owning the majority of the partnership interests in the affordable housing communities towards syndicating those interests. After such syndications, we continue to hold a small interest (typically ranging from less than 1% to 10%) in these partnerships and provide certain limited guarantees to the investors. We may also continue to manage the communities and/or provide tax compliance and other services on behalf of the investors, for which we receive fees. As a result of the shift in strategy, our total investment in affordable housing communities, as well as the amount of tax credits we hold and utilize to reduce our tax rate, have continued to decline.

The net investment in our affordable housing communities at November 30, 2003 was as follows:

(In thousands)

Operating properties	$56,872
Investments in unconsolidated partnerships	48,247
Debt and other	(66,349)

Net investment in affordable housing communities	$38,770

As of November 30, 2003, we had been awarded and held rights to approximately $59 million in gross tax credits, compared to $90 million at November 30, 2002. The decrease in tax credits primarily reflects the sale and syndication of partnership interests, as well as the utilization by us of tax credits in 2003. Our net investment in affordable housing communities at November 30, 2003 was $38.8 million, compared to $71.5 million at November 30, 2002.

In July 2003, an entity, owned 50% by us and 50% by Lennar, entered into an agreement to acquire The Newhall Land and Farming Company (“Newhall Land”). Newhall Land, a premier community planner in north Los Angeles County, is primarily engaged in the planning of the Valencia and Newhall Ranch communities, with over 48,000 acres of land in California, including 34,000 acres in Los Angeles County primarily related to real estate and agricultural operations. At November 30, 2003, the transaction was subject to the approval of the California Public Utilities Commission of the change in control of Valencia Water Company, a wholly-owned subsidiary of Newhall Land, that resulted from the purchase. That approval was received on January 22, 2004. The acquisition was completed on January 27, 2004. Simultaneous with the closing of the transaction, we purchased existing income producing commercial assets from Newhall Land for approximately $217 million and Lennar agreed to purchase 687 homesites and obtained options to purchase 623 homesites from Newhall Land. Although the income producing properties are expected to immediately contribute to our recurring income from net rents, after depreciation and carrying costs, including those within the land venture, the Newhall Land acquisition in total is not anticipated to have much of an impact on our earnings until 2005, when significant homesite sales are planned to commence. Funding for the Newhall Land purchase was made through capital contributions of approximately $200 million from each of the partners, borrowings under a $400 million senior credit facility secured by assets of Newhall Land and another LNR/Lennar joint venture (LandSource), and the $217 million we paid for the income producing commercial assets.

Year ended November 30, 2002 compared to year ended November 30, 2001

Earnings before income taxes from real estate properties on an as reported basis were $80.7 million for the year ended November 30, 2002, compared to $93.5 million in 2001. On a combined basis (i.e., including revenues and expenses of properties classified as discontinued operations), earnings before income taxes from real estate properties were $91.3 million for the year ended November 30, 2002, compared to $97.1 million in 2001. The decrease for 2002 on an as reported basis compared to 2001 was primarily due to lower gains on sales of real estate property assets and lower net rents, offset in part by an increase in earnings from unconsolidated properties. The decrease for 2002 on a combined basis compared to 2001 was primarily due to lower gains on sales of real estate property assets, offset in part by higher net rents and an increase in equity in earnings of unconsolidated partnerships.

On an as reported basis, rental income decreased to $93.7 million for the year ended November 30, 2002, from $105.8 million for the same period in 2001. On a combined basis, rental income increased to $115.4 million for the year ended November 30, 2002, from $111.7 million for the same period in 2001. The decrease in rental income on an as reported basis reflects the reclassification of rental income from properties sold in 2003 to discontinued operations in accordance with SFAS No. 144. The increase in rental income on a combined basis was primarily due to the contribution from development and repositioning properties that were stabilized or completed and had some tenants that were starting to pay rent. In 2002 and 2001, respectively, rental income on a combined basis consisted of $84.9 million and $82.5 million from commercial properties (office, industrial/warehouse and retail), $5.8 million and $2.0 million from market-rate rental apartment communities, $10.3 million and $12.5 million from affordable housing communities, and $14.4 million and $14.7 million from hotels and other properties. On an as reported basis cost of rental operations decreased to $51.2 million for the year ended November 30, 2002 from $57.0 million for the same period in 2001. On a combined basis, cost of rental operations remained flat with $58.8 million for the year ended November 30, 2002, compared to $58.6 million for the same period in 2001.

On both an as reported and combined basis, equity in earnings of unconsolidated partnerships increased to $29.4 million in 2002, from $25.8 million in 2001, primarily due to higher earnings from LLP and earnings from our European investments, partially offset by lower gains from sales of assets held by our domestic partnerships and a decrease in equity in earnings associated with our investments in affordable housing partnerships.

On both an as reported and combined basis, gains on sales of real estate properties decreased to $48.1 million for the year ended November 30, 2002, from $63.5 million for the same period in 2001. Gains on sales of real estate in 2002 included $39.4 million from sales of stabilized market-rate operating properties, $8.1 million from sales of land, and $0.6 million from syndications of affordable housing communities, compared to $51.5 million, $8.8 million and $3.2 million, respectively, in 2001. Gains on sales of real estate fluctuate from period to period based on the timing of asset sales.

The net book value of operating properties and equipment with regard to various types of properties we own at November 30, 2002, together with the yield and the occupancy for the stabilized operating properties follows:

	Net Book Value	Occupancy Rate(1)	Yield on Net Book Value(2)
	(In thousands, except percentages)
Market-rate operating properties
Stabilized operating properties:
Office	$249,306	93%	13%
Retail	14,088	90%	15%
Industrial/warehouse	52,634	100%	14%
Ground leases	11,073	100%	19%

Commercial	327,101	97%	14%
Hotel	16,121	45%	4%

	343,222		13%

Under development or repositioning:
Office	220,540
Retail	62,555

Commercial	283,095
Hotel	55,699

	338,794

Total market-rate operating properties	682,016
Affordable housing communities	68,668

Total operating properties	750,684
Furniture, fixtures and equipment	14,943

	765,627
Assets held for sale	(180,541)

Total operating properties and equipment	$585,086

(1)	Occupancy rate at November 30, 2002.

(2)	Yield for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses for the year ended November 30, 2002.

Our market-rate stabilized commercial real estate properties were yielding in total 14% on net book value as of November 30, 2002 and 2001.

Occupancy levels for our stabilized commercial real estate properties remained at 97% at the end of 2002 and at the end of 2001.

Approximately 50% of our market-rate properties were in various stages of development or redevelopment as of November 30, 2002. Our investment in these properties decreased to $338.8 million at November 30, 2002, from $398.5 million at November 30, 2001, primarily reflecting the stabilization of several development/repositioning properties in 2002. These properties were yielding 4% on net book value at November 30, 2002, compared to 3% at November 30, 2001. The increased yield reflects a larger number of properties in this portfolio which have been completed and where some tenants are paying rent. These properties were over 50% pre-leased at November 30, 2002.

The net investment in our affordable housing communities at November 30, 2002 follows:

(In thousands)
Operating properties (1)	$68,668
Investments in unconsolidated partnerships	56,201
Debt and other	(53,341)

Net investment in affordable housing communities	$71,528

(1)	Includes $16.1 million of assets held for sale.

As of November 30, 2002, we had been awarded and held rights to approximately $90 million in gross tax credits, compared to $140 million at November 30, 2001. The decrease in tax credits primarily reflects the sale and syndication of partnership interests, as well as the utilization of tax credits in 2002.

Real Estate Loans

	Years Ended November 30,
	2003	2002	2001
	(In thousands)
Revenues
Management fees	$1,836	1,347	3,732
Other operating income
Interest income	49,438	39,594	43,728
Equity in earnings of unconsolidated partnerships	101	3,861	4,554
Other	452	46	136

Total revenues and other operating income	51,827	44,848	52,150

Costs and expenses
General and administrative	4,329	4,504	5,167
Minority interests	—	1,110	2,232

Total costs and expenses (1)	4,329	5,614	7,399

Earnings before income taxes	$47,498	39,234	44,751

Balance sheet data:
Mortgage loans, net	$462,545	430,255	331,517
Investments in unconsolidated partnerships	2,902	9,501	8,917
Other investments	—	—	55,504
Other assets	2,947	1,896	2,676

Total segment assets	$468,394	441,652	398,614

(1)	Costs and expenses do not include interest expense.

Real estate loans include our direct investments in high yielding loans, as well as our discount loan portfolio investments, owned primarily through unconsolidated partnerships, and related loan workout operations. Total revenues and other operating income from real estate loans include interest income, equity in earnings of unconsolidated partnerships and management fees earned from those partnerships. Cost and expenses include the overhead associated with servicing the loans and managing the partnerships.

Over the past several years, the majority of investing activity within the real estate loans segment has been in structured junior participations in short- to medium-term variable-rate real estate loans (“B-notes”), most of which represent participations in first mortgage loans. Most of our B-note investments are match-funded with variable-rate debt of similar term. At November 30, 2003, we had no delinquencies in our B-note portfolio.

Year ended November 30, 2003 compared to year ended November 30, 2002

Earnings before income taxes from real estate loans were $47.5 million for the year ended November 30, 2003, compared to $39.2 million in 2002. This increase was primarily due to higher interest income, offset in part by lower equity in earnings of unconsolidated partnerships reflecting lower earnings from the domestic discount loan portfolio business.

Interest income from real estate loans was $49.4 million for the year ended November 30, 2003, compared to $39.6 million in 2002. This increase reflects a higher average level of loan investments, as well as income in 2003 realized from the early payoff of several investments, one that had a guaranteed return and others purchased at discounts. This increase was partially offset by the impact of lower interest rates on floating-rate loans.

During the year ended November 30, 2003, we funded seventeen new B-note investments for $292.8 million and received $220.7 million for the payoff in full of eleven B-note investments, bringing the total B-note investment balance to a face value of $443.0 million at November 30, 2003. These investments contributed $39.4 million to interest income in 2003, compared to $26.3 million in 2002.

Year ended November 30, 2002 compared to year ended November 30, 2001

Earnings before income taxes from real estate loans were $39.2 million for the year ended November 30, 2002, compared to $44.8 million in 2001. This decrease was primarily due to lower interest income and management fees.

Interest income decreased to $39.6 million for the year ended November 30, 2002 from $43.7 million in 2001. This decrease was partially due to $4.2 million of interest income realized in 2001 from the early payoff of a discounted mortgage loan and the impact during 2002 of lower interest rates on our variable-rate loans. These decreases were offset in part by a higher level of loan investments during 2002 compared to 2001.

Management fees decreased to $1.3 million for the year ended November 30, 2002 from $3.7 million in 2001. This decrease was primarily due to fees earned in the first quarter of 2001 from the disposition of certain assets in one of the domestic discount loan portfolios.

Real Estate Securities

	Years Ended November 30,
	2003	2002	2001
	(In thousands)
Revenues
Management and servicing fees	$35,659	26,593	25,131
Other operating income
Interest income	107,311	139,654	135,594
Equity (loss) in earnings of unconsolidated partnerships	(2,182)	13,117	44,802
Gains on sales of investment securities	52,667	47,221	9,717
Other	(1,523)	(1,379)	(954)

Total revenues and other operating income	191,932	225,206	214,290

Costs and expenses
General and administrative	24,074	20,575	15,210
Minority interests	7	15	61

Total costs and expenses (1)	24,081	20,590	15,271

Earnings before income taxes	$167,851	204,616	199,019

Balance sheet data:
Investment securities	$900,334	1,127,313	1,215,121
Investments in unconsolidated partnerships	93,714	101,129	116,517
Other assets	21,065	20,267	24,285

Total segment assets	$1,015,113	1,248,709	1,355,923

(1)	Costs and expenses do not include interest expense.

Real estate securities include unrated and non-investment grade rated subordinated CMBS, which are collateralized by pools of mortgage loans on commercial and multi-family residential real estate properties. It also includes our investment in non-investment grade notes and preferred shares related to resecuritization transactions which are collateralized by CMBS, our investment in Madison Square Company LLC (“Madison”), a limited liability company that invests primarily in CMBS, as well as investments in entities in similar businesses. Total revenues and other operating income from real estate securities include interest income, equity in the earnings of unconsolidated partnerships, gains on sales of investment securities, servicing fees from acting as special servicer for CMBS transactions and fees earned from managing unconsolidated partnerships. Costs and expenses include the overhead associated with managing the investments and partnerships, and costs to perform our special servicing responsibilities.

Year ended November 30, 2003 compared to year ended November 30, 2002

Earnings before income taxes from real estate securities were $167.9 million for the year ended November 30, 2003, compared to $204.6 million in 2002. Earnings were lower than in the prior year primarily due to lower interest income, lower equity in earnings of unconsolidated partnership investments and an increase in operating expenses, partially offset by an increase in management and servicing fee income and higher gains on sales of investment securities.

Interest income from direct CMBS investments was $107.3 million for the year ended November 30, 2003, compared to $139.7 million for 2002. The decrease was primarily due to (i) lower overall yields in the current year, (ii) $17.8 million of write-downs on certain bonds due to cash flow projections where we utilized the highest level of loss severity among possible outcomes and (iii) the early collection of purchase discounts in the prior year due to prepayments on seasoned transactions, offset in part by a higher average level of CMBS investments.

In recording CMBS interest income, we recognize the amount by which cash flows over the life of a security are expected to exceed our initial investment as interest income to achieve a level yield. To date, this has resulted in less recognition of interest income than the amount of interest actually received. The excess interest received is applied to reduce the basis of our CMBS investment. Our initial and ongoing estimates of cash flows from CMBS investments are estimated by management based on certain assumptions which include, but are not limited to, collectibility of principal and interest on the underlying loans and the amount and timing of projected principal repayments or losses. Changes in cash flow estimates could materially affect the interest income that is recognized in future periods.

Since we invest in subordinated classes of CMBS, we generally do not receive principal payments until the principal of the senior classes of that issue is paid in full. However, we have already begun to receive principal payments from 21 classes of our CMBS securities, and 33 classes (excluding securities sold in the resecuritization transactions in 2003 and 2002) have reached economic maturity either through the collection of principal, liquidation of the trust, or sale. Through the resecuritization transactions completed in 2003 and 2002, an additional 120 classes of securities and portions of 101 other classes were also sold. Aggregate actual loss experience to date, particularly for older transactions (3 to 10 years in age), is lower than we originally underwrote. Therefore, changes to original estimated yields have resulted in overall improved earnings. We believe these improvements resulted primarily from our conservative due diligence and success in managing and working out the underlying loans and stable real estate fundamentals. However, the positive experience on these older transactions will not necessarily translate into yield improvements on newer investments.

During the year ended November 30, 2003, we acquired $662.8 million face amount of non-investment grade fixed-rate CMBS for $343.0 million and $66.8 million face amount of non-investment grade short-term floating-rate CMBS for $56.8 million. The following is a summary of the CMBS portfolio we held at November 30, 2003:

	Face Amount	Weighted Average Interest Rate	Book Value	% of Face Amount	Weighted Average Cash Yield(1)	Weighted Average Book Yield(2)
	(In thousands, except percentages)
Fixed-rate:
BB rated or above	$336,879	6.74%	$245,285	72.8%	8.1%	9.1%
B rated	415,434	7.00%	191,532	46.1%	12.9%	13.4%
Unrated	1,283,248	5.81%	233,131	18.2%	29.0%	21.8%

Total	2,035,561	6.21%	669,948	32.9%	16.8%	14.8%
Floating-rate/short-term:
BB rated or above	52,332	5.45%	43,451	83.0%	6.4%	7.0%
B rated	34,082	9.36%	32,468	95.3%	10.2%	7.6%
Unrated	68,553	13.11%	40,524	59.1%	22.0%	10.3%

Total	154,968	9.70%	116,443	75.1%	12.9%	8.3%

Total amortized cost	2,190,529	6.45%	786,391	35.9%	16.2%	13.8%
Excess of estimated fair value over amortized cost	—		113,943

Total CMBS portfolio(3)	$2,190,529		$900,334

(1)	Cash yield is determined by annualizing the actual cash received during the month of November 2003, and dividing the result by the book value at November 30, 2003.

(2)	Book yield is determined by annualizing the interest income recorded during the month of November 2003, and dividing the result by the book value at November 30, 2003.

(3)	This table excludes CMBS owned through unconsolidated partnerships.

At November 30, 2003, our overall annualized weighted average cash and book yields were approximately 16% and 14%, respectively, compared to approximately 15% and 16% at November 30, 2002, respectively. The decline in overall annualized book yield in 2003 compared to 2002 was primarily due to reductions in expected future cash flows and due to our migrating to higher-rated and lower loan-to-value positions in our real estate related investments.

Equity (loss) in earnings of unconsolidated partnerships was $(2.2) million for the year ended November 30, 2003, compared to $13.1 million in 2002. The decrease was primarily due to reduced income from Madison because of lower interest income resulting from the timing and amount of expected principal collections related to short-term floating-rate securities owned by the venture. At November 30, 2003, our 25.8% investment in Madison, which owned $1.2 billion face amount of CMBS at November 30, 2003, was $81.8 million. In addition to our investment, we maintain a significant ongoing role in the venture, for which we earn fees, both as the special servicer for the purchased CMBS transactions and as the provider of management services. We received $22.6 million in cash distributions and fees from Madison during the year 2003 and, since its inception, have received $163.7 million in cash distributions and fees on an original investment of $90.1 million.

Management and servicing fees income were $35.7 million for the year ended November 30, 2003, compared to $26.6 million for 2002. The increase was primarily due to an increase in the number of CMBS mortgage pools for which we act as special servicer (112 at November 30, 2003 versus 103 at November 30, 2002).

Gains on sales of securities were $52.7 million for the year ended November 30, 2003, compared to $47.2 million in 2002. During 2003, we completed a resecuritization transaction (LNR CDO 2003-1, the “CDO”). We selected $762.7 million face amount of non-investment grade CMBS from our owned portfolio and sold those bonds to a qualifying special purpose entity (“QSPE”). Those CMBS were resecuritized into various classes of non-recourse bonds. The total of $762.7 million CMBS bonds that were collateral for this transaction were from 35 different CMBS transactions purchased over the past four years. Underlying these CMBS transactions were a total of $34.8 billion of commercial real estate loans, and each of the 4,800 loans comprising this amount had been evaluated in detail during our due diligence process before the CMBS were acquired. During that process, we were able to remove $2.8 billion of loans that did not meet our standards prior to the original securitizations taking place. Taking into account the diversification and the quality of the collateral, as well as our involvement in the transaction, the rating agencies rated $419.5 million of the $762.7 million face amount of non-recourse CDO securities as investment grade. The QSPE sold all of the investment grade rated bonds to unrelated third parties for total cash proceeds of $412.0 million. We used the proceeds to repay senior secured and unsecured debt, the majority of which can be re-borrowed. As a result of the sale of our CMBS collateral securities, we recognized a total pretax gain of $47.7 million in 2003. We retained the remaining $343.2 million of face amount in the form of non-investment grade rated bonds and unrated preferred shares of the QSPE. At November 30, 2003, the amortized costs of the retained interests were $68.1 million, with an estimated fair value of $78.7 million.

During 2002, we completed a similar resecuritization transaction. In this transaction, we sold $800.6 million in face amount of non-investment grade CMBS to a QSPE. Those CMBS were securitized into various classes of non-recourse bonds. The rating agencies rated $416.3 million of the $800.6 million face amount of non-recourse CDO securities as investment grade. The QSPE sold all of the investment grade rated bonds to unrelated third parties for total cash proceeds of $402.3 million. We used the proceeds to repay short-term debt, the majority of which could be reborrowed. We recognized a pretax gain on the sale of our CMBS collateral securities of $45.6 million. We retained the remaining $384.3 million face amount in the form of non-investment grade rated bonds and preferred shares of the QSPE. At November 30, 2003, the amortized costs of the retained interests were $73.2 million, with an estimated fair value of $91.0 million.

Operating expenses increased to $24.1 million in 2003, from $20.6 million in 2002, primarily due to increases in personnel and out-of-pocket expenses directly related to the growth of our CMBS activity.

Year ended November 30, 2002 compared to year ended November 30, 2001

Earnings before income taxes from real estate securities increased to $204.6 million for the year ended November 30, 2002 from $199.0 million in 2001. Earnings were higher in 2002 than in 2001 primarily due to a $45.6 million gain recognized in 2002 on the sale of non-investment grade CMBS through the resecuritization transaction discussed above and an increase in interest income. These increases were partially offset by lower earnings from Madison and an increase in operating expenses.

Gains on sales of securities were $47.2 million for the year ended November 30, 2002, compared to $9.7 million for the same period in 2001. This increase was primarily due to the $45.6 million gain recognized in the third quarter of 2002 on the sale of non-investment grade CMBS through the resecuritization transaction discussed above.

For the year ended November 30, 2002, interest income increased $4.1 million, or 3%, to $139.7 million, compared to the same period in 2001, primarily due to greater recognition of earnings as actual CMBS performance continued to exceed expectations, as well as a higher average level of CMBS investments during the year, offset in part by lower interest rates.

During the year ended November 30, 2002, we acquired $726.7 million face amount of fixed-rate CMBS for $379.8 million and $39.6 million face amount of short-term floating-rate CMBS for $30.8 million. The following is a summary of the CMBS portfolio we held at November 30, 2002:

	Face Amount	Weighted Average Interest Rate	Book Value	% of Face Amount	Weighted Average Cash Yield(1)	Weighted Average Book Yield(2)
	(In thousands, except percentages)
Fixed-rate:
BB rated or above	$428,851	6.30%	$317,851	74.1%	7.6%	10.2%
B rated	416,969	6.35%	212,548	51.0%	11.1%	12.7%
Unrated	1,119,840	6.48%	239,194	21.4%	28.3%	27.4%

Total	1,965,660	6.41%	769,593	39.2%	15.0%	16.2%
Floating-rate/short-term:
BB rated or above	21,151	4.89%	17,551	83.0%	5.9%	5.0%
B rated	25,270	8.43%	24,291	96.1%	8.8%	10.3%
Unrated	127,015	14.00%	102,817	80.9%	17.4%	18.0%

Total	173,436	12.02%	144,659	83.4%	14.5%	15.2%

Total amortized cost	2,139,096	6.85%	914,252	42.7%	14.9%	16.1%
Excess of estimated fair value over amortized cost	—		213,061

Total CMBS portfolio(3)	$2,139,096		$1,127,313

(1)	Cash yield is determined by annualizing the actual cash received during the month of November 2002, and dividing the result by the book value at November 30, 2002.

(2)	Book yield is determined by annualizing the interest income recorded during the month of November 2002, and dividing the result by the book value at November 30, 2002.

(3)	This table excludes CMBS owned through unconsolidated partnerships.

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

Operating expenses increased to $20.6 million in 2002, from $15.2 million in 2001, primarily due to increases in personnel and out-of-pocket expenses directly related to the growth of our CMBS business activity.

Corporate and Interest Expense

Year ended November 30, 2003 compared to year ended November 30, 2002

Corporate costs and expenses, excluding interest expense and loss on early extinguishment of debt, were $29.0 million for the year ended November 30, 2003, compared to $25.3 million in 2002. The increase was primarily due to increased staffing levels and amortization related to restricted stock granted to corporate senior officers in the second quarter of 2003.

On an as reported basis, interest expense was $102.3 million for the year ended November 30, 2003, compared to $92.1 million in 2002. On a combined basis, interest expense was $105.3 million for the year ended November 30, 2002, compared to $96.6 million in 2002. These increases were primarily due to higher average debt balances, partially offset by lower average interest rates during 2003. The weighted average interest rate on outstanding debt was 6.5% at November 30, 2003, compared to 6.1% at November 30, 2002. Average borrowing levels (including debt related to assets held for sale) were $1,607.4 million in 2003, compared to $1,495.3 million in 2002.

Year ended November 30, 2002 compared to year ended November 30, 2001

On an as reported basis, interest expense was $92.1 million for the year ended November 30, 2002, compared to $109.7 million in 2001. On a combined basis, interest expense was $96.6 million for the year ended November 30, 2002, compared to $110.5 million in 2001. These decreases were primarily due to lower average interest rates during 2002. The weighted average interest rate on outstanding debt was 6.1% at November 30, 2002, compared to 6.8% at November 30, 2001. Average borrowing levels (including debt related to assets held for sale) were $1,495.3 million in 2002, compared to $1,457.0 million in 2001.

Income Tax Expense

Year ended November 30, 2003 compared to year ended November 30, 2002

On an as reported basis, income tax expense was $38.3 million for the year ended November 30, 2003, compared to $66.9 million in 2002. On a combined basis, income tax expense was $56.5 million for the year ended November 30, 2003, compared to $69.3 million in 2002. On a combined basis, the effective tax rate for the year ended November 30, 2003 was 34.0%, compared to 32.5% in 2002. The increase in the effective tax rate was primarily due to an increase in state taxes and lower affordable housing tax credits.

Year ended November 30, 2002 compared to year ended November 30, 2001

On an as reported basis, income tax expense was $66.9 million for the year ended November 30, 2002, compared to $70.1 million in 2001. On a combined basis, income tax expense was $69.3 million for the year ended November 30, 2002, compared to $71.2 million in 2001. On a combined basis, the effective tax rate for the year ended November 30, 2002 was 32.5%, compared to 34.5% in 2001. The decrease in the effective tax rate reflects lower state income taxes related to our CMBS investments in 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provided cash of $78.6 million in 2003 and $71.1 million in 2002. The increase in cash provided by operating activities was primarily due to higher net earnings after adjusting for the effects of non-cash items, the gross cash effects of which are reflected in cash from financing and investing activities, and a greater increase in accounts payable and accrued liabilities, partially offset by a larger increase in other assets in 2003.

Our investing activities provided cash of $265.2 million in 2003 and $63.4 million in 2002. The increase in cash provided by investing activities is primarily due to (i) a higher level of proceeds from loan collections, primarily reflecting the payoff in full of eleven B-notes for $220.7 million during 2003, compared to no B-note loans paid in full in 2002, (ii) a higher level of principal collections on and proceeds from sales of investment securities, (iii) a lower level of investment spending on operating properties and land as we have been focused on adding value to our existing portfolio through development, repositioning and leasing, rather than on new acquisitions, and (iv) a lower level of investment spending in unconsolidated partnerships primarily due to higher investments in European and affordable housing partnerships in 2002. These increases in cash flow were offset by (i) a higher level of mortgage loan investments, primarily due to $292.8 million of B-note purchases in 2003, compared to $142.5 million in 2002, (ii) an increase in restricted cash primarily related to a higher level of funds held in trust for asset purchases and development, and the release of a cash collateralized letter of credit in 2002, and (iii) lower proceeds from the sale of operating properties and land held for sale.

Our financing activities used cash of $319.8 million in 2003 and $135.4 million in 2002. The increase in cash used by financing activities is primarily due to (i) higher net payments made under repurchase agreements and revolving credit lines, (ii) the purchase and retirement of more shares of treasury stock in 2003, and (iii) higher net principal paydowns of mortgage notes and other debts payable. These increases in cash used were offset by (i) higher net proceeds from the issuance of senior subordinated notes during 2003, and (ii) a lower level of distributions to minority partners in 2003.

Our investment activities consist primarily of purchasing real estate related financial instruments and commercial and multi-family residential properties, in part with borrowed funds. The value of all financial instruments, or the earnings from them, is affected by changes in interest rates. However, real estate related financial instruments are particularly sensitive to interest rate changes because the value of the real estate which collateralizes the instruments, as well as the purely financial aspects of the instruments themselves, are affected by changes in interest rates. Similarly, the cost of borrowing is affected by changes in interest rates, and the willingness of lenders to finance purchases of real estate related financial instruments is affected by factors, including changes in interest rates, which affect the value of the real estate. To a substantial extent, conditions which reduce the value of our assets increase the cost of owning them. Because we borrow significant sums in connection with our investing activities, we could be adversely affected by reluctance of lenders to make loans to companies in real estate related businesses. Difficulty obtaining financing can reduce our ability to take advantage of investment opportunities.

We use interest rate swaps to reduce the extent to which we will be affected by changes in interest rates, which affect the value of the assets we hold or the cost of debt we have incurred (see below). However, we cannot fully protect ourselves against the effect changes in interest rates, or other occurrences that affect real estate values, may have on our ability to borrow funds with which to finance new investments. We also cannot fully protect ourselves against losses we would suffer if, because of declines in real estate values, we were unable to realize expected returns from our real estate related assets or to dispose of those assets for prices at least equal to our investment in them.

We continue to diversify our capital structure and to manage our debt position with a combination of short-, medium- and long-term financings with a goal of matching the maturities of our debt with the expected lives of our assets.

At November 30, 2003, we had approximately $2.0 billion of available liquidity, which included approximately $1.88 billion of cash and availability under credit facilities, and approximately $127.7 million under committed project level term financing. A summary of our available liquidity at November 30, 2003, follows:

	Commitment	Outstanding		Liquidity
	(In millions)

Cash, including Section 1031 funds included in restricted cash	$ 49.2	—		49.2
Secured revolving credit lines	366.3	—		366.3
Repo facilities	1,162.9	98.8		1,064.1
CMBS specific term loan	11.7	—		11.7
Seller financing term loan	8.1	8.1		—
Unsecured revolving credit facility	400.0	15.5	(1)	384.5
Committed project financing	423.7	296.0		127.7

	$2,421.9	418.4		2,003.5

(1)	Represents letters of credit.

We and certain of our subsidiaries have entered into an unsecured revolving credit facility, with a maximum commitment of $400.0 million and a maturity date of July 2006, assuming a one-year extension option is exercised. At November 30, 2003, there were no borrowings outstanding and we had $15.5 million of outstanding standby letters of credit utilizing the facility. The facility contains certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities.

We have four secured revolving credit lines with an aggregate commitment of $366.3 million, of which there were no borrowings outstanding at November 30, 2003. These lines are collateralized by CMBS and mortgage loans and mature through November 2007.

We have financed some of our CMBS and B-notes under reverse repurchase obligation facilities (“repos”), which are in effect borrowings secured by the CMBS and B-notes. These repo agreements contain provisions which may require us to repay amounts or post additional collateral prior to the scheduled maturity dates if the market value of the bonds or B-notes that collateralize them significantly decline. Therefore, if the market value of our CMBS or B-notes falls significantly, we could be required to either use cash flow we need to operate and grow our business or to sell assets at a time when it may not be most advantageous for us to do so, to generate cash needed to repay amounts under repo obligations.

At November 30, 2003, we had nine repos through which we financed selected CMBS and B-notes. Our repos are summarized below:

Commitment Amount	Outstanding Amount	Collateral Type	Interest Rate	Maturity Date	Recourse
(In thousands)

$ 100,000	$45,970	CMBS	LIBOR + 150-250	April 2007	Non-recourse
150,000	52,816	CMBS	LIBOR + 125-225	April 2005	Non-recourse
37,906	—	CMBS	LIBOR + 125-175	January 2004 - August 2004	Recourse(1)
50,000	—	CMBS	LIBOR + 150	June 2004	Recourse
430,000	—	CMBS	LIBOR + 150-300	January 2006	Limited Recourse(2)
120,000	—	CMBS	LIBOR + 150-190	January 2005	Recourse
75,000	—	B-notes	LIBOR + 150-225	February 2006	Non-recourse
100,000	—	B-notes	LIBOR + 150-225	February 2007	Recourse
100,000	—	B-notes	LIBOR + 175-275	November 2007	Recourse

$1,162,906	$98,786

(1)	Except for $3.7 million of the commitment, which is non-recourse.

(2)	$8.2 million of the commitment is recourse.

We have a non-recourse term loan for one specific CMBS transaction through which we finance BB, B and unrated bonds. The commitment amount is $11.7 million and there was no balance outstanding as of November 30, 2003. This facility matures in June 2004. Interest is calculated using a range of LIBOR plus 25 – LIBOR plus 150, which varies based the rating of the collateral pledged to the facility.

We have seller financing in the form of a term loan for one mortgage loan investment, which we have guaranteed. This facility had an outstanding balance of $8.1 million at November 30, 2003 and matures in July 2004, which matches the maturity date of the mortgage loan securing the facility. Interest on this term loan is variable at LIBOR plus 125.

In March 2003, we issued $235.0 million principal amount of 5.5% convertible senior subordinated notes due March 2023. The proceeds from the sale were used to repurchase shares of our common stock, to repay senior secured and unsecured revolving debt, and for general corporate purposes. The notes can be converted into our common stock at a conversion price per share of $45.28 under certain circumstances, including when the market price of the common stock is more than 120% of the conversion price. We will have the right to redeem the notes beginning in 2008. Holders will have the right to require us to repurchase the notes in 2010 and 2017. If holders require us to repurchase the notes, we will be able to pay the repurchase price in cash or with shares of our common stock. If this were to occur, we currently expect to pay the repurchase price in cash.

In July 2003, we issued $350.0 million principal amount of 7.625% senior subordinated notes due July 2013. A portion of the proceeds from the sale were used to redeem $200.0 million principal amount of 9.375% senior subordinated notes due 2008 at a redemption price equal to 104.688% of principal plus accrued interest to the redemption date. The remainder of the proceeds were used to repay senior secured and unsecured debt and for general corporate purposes. Primarily as a result of the redemption of the notes at a premium, we recorded a pretax loss of $10.3 million in 2003.

Prior to 2002, we issued at a discount $250 million principal amount of unsecured senior subordinated notes due January 15, 2009, with a stated interest rate of 10.5%, payable semi-annually. During October and November 2003, we retired $204.7 million principal amount of these notes at a premium, including $73.1 million principal amount tendered in response to a tender offer and $131.6 million principal amount purchased in the open market, which resulted in a pretax loss of $18.3 million in 2003. Approximately

$45.3 million principal amount of the notes remained outstanding as of November 30, 2003 and were redeemed in January 2004 at a price equal to 105.375%.

In October 2003, we issued $350.0 million principal amount of 7.25% senior subordinated notes due October 2013. A portion of the proceeds from the sale were used to retire the $204.7 million principal amount of 10.5% notes and redeem the $45.3 million principal amount of 10.5% notes discussed above. The remainder of the proceeds were used to repay senior secured debt. In December 2003, we issued an additional $50.0 million principal amount of these 7.25% notes as an add-on to these existing senior subordinated notes, bringing the total principal amount of 7.25% senior subordinated notes due 2013 to $400.0 million.

The subordinated notes contain certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities.

Most of our investments generate interest or rental income at essentially fixed rates. We have entered into derivative financial instruments, primarily interest rate swaps, to manage our interest costs and hedge against risks associated with changing interest rates on our debt portfolio. We believe our interest rate risk management policy is generally effective. Nonetheless, our profitability may be adversely affected during particular periods as a result of changing interest rates. Additionally, hedging transactions using derivative instruments involve risks such as counterparty credit risk. The counterparties to our arrangements are major financial institutions, rated A- or better, with which we and our affiliates may also have other financial relationships. These counterparties potentially expose us to loss in the event of their non-performance. At November 30, 2003, approximately 24% of our existing indebtedness bears interest at variable rates, of which 3% of our debt was match-funded against variable-rate assets and 13% was swapped to fixed rate. After considering the variable-rate debt that had been swapped or was match-funded, only 8% of our debt remained variable-rate. As of November 30, 2003, because variable-rate assets exceeded variable-rate debt, we estimate that a 100 basis point increase in LIBOR would increase our net earnings by $2.6 million, or $0.08 per share diluted.

The weighted average interest rate on our outstanding debt, after giving consideration to the interest rate swap agreements mentioned above, was 6.5% at November 30, 2003, compared to 6.1% at November 30, 2002. The increase in the weighted average interest rate primarily reflects a higher proportion of fixed-rate long-term senior subordinated debt which carries higher interest rates than short-term floating rate debt.

Our Board of Directors approved a stock repurchase plan authorizing us to buy back up to 12.5 million shares of our common stock, including 3.0 million shares which were authorized in 2003. During the years ended 2003, 2002 and 2001, we purchased 4.1 million shares, 1.7 million shares and 0.3 million shares, respectively, under this program, bringing the inception-to-date total through November 30, 2003 under our buy-back program to 9.1 million shares. As of November 30, 2003, there were 3.4 million shares remaining that we were authorized to buy back under our ongoing buy-back program.

Contractual Obligations

Our significant contractual obligations as of November 30, 2003 are as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In millions)
Contractual obligations:
Long-term debt	$1,382.8	29.1	238.1	109.9	1,005.7
Operating leases	9.3	2.2	3.0	2.3	1.8

Total contractual cash obligations	$1,392.1	31.3	241.1	112.2	1,007.5

The weighted average maturity of our outstanding debt, assuming we take advantage of extensions that are exercisable at our option, was 7.1 years at November 30, 2003, well above the weighted average maturity of 4.0 years at November 30, 2002. At November 30, 2003, we had scheduled maturities on existing debt of $29.1 million through November 30, 2004, assuming we take advantage of extensions that are exercisable at our option, most of which is secured by assets which are expected to be sold in 2004. Our ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on our future performance, which to a certain extent, is subject to general economic, financial, competitive and other factors beyond our control. We believe our borrowing availability under existing credit facilities, our operating cash flow and unencumbered asset values, and our ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet our working capital requirements, debt service and maturities and short- and long-term needs based upon currently anticipated levels of growth. However, limitations on access to financing constrain our ability to take advantage of opportunities that might lead to more significant growth. Our ability to obtain new borrowings and/or raise new capital is linked to both our short- and long-term credit ratings. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.

OFF-BALANCE SHEET ARRANGEMENTS

From time to time in the normal course of our business, we enter into various types of transactions and arrangements that are not recorded on our balance sheet. These off-balance sheet arrangements include certain commitments and contingent obligations, retained interests in assets transferred to unconsolidated entities, and investments in certain unconsolidated entities.

Commitments and Contingent Obligations

We are committed, under various types of agreements, to provide certain guarantees, which are not otherwise reflected in the financial statements. Standby letters of credit (“LOCs”), payment/debt guarantees, performance/surety bonds and other commitments under these arrangements at November 30, 2003 follows:

		Amount of Commitment Expiration Per Period
	Outstanding Commitments	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In millions)

Standby letters of credit	$ 15.9	15.2	0.7	—	—
Guarantees of debt	46.2	29.1	1.9	—	15.2
Limited maintenance guarantees	49.1	16.2	32.9	—	—
Committed capital contributions	26.1	14.7	11.4	—	—
Performance/surety bonds	33.0	6.6	—	1.0	25.4
Affordable housing communities - other	23.4	11.9	11.1	0.2	0.2

Total commitments	$193.7	93.7	58.0	1.2	40.8

Standby Letters of Credit

We provide LOCs for the benefit of third parties generally to enhance credit or guarantee our performance under certain contractual obligations. LOCs are issued by financial institutions for a fee. If we failed to perform under our contractual obligations secured by such LOCs, those LOCs may be called upon for payment. We guarantee the reimbursement of any amounts the financial institutions pay to the third party beneficiaries. To date, financial institutions that have issued LOCs on our behalf have not made any payments to beneficiaries, nor do we anticipate any payments will be made in the future. The following are the primary types of LOCs we provide:

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

The amount of issued and outstanding LOCs as of November 30, 2003 was $15.9 million.

Guarantees of Debt

In order for certain of our partnerships to obtain financing for the acquisition and development of their properties, we may need to provide a repayment guarantee to their lenders. Without our guarantee, the partnership may not be able to obtain financing, which would result in additional capital contributions from our partners and us. To date, we have not made any payments under guarantees of debt, nor do we expect to make any payments in the future. Examples of events that would require us to provide a cash payment pursuant to a guarantee include a loan default, which would result from failure of the partnership to service the debt when due, non-compliance of the partnership with regard to financial covenants, or inadequacy of asset collateral due to declines in fair value. The amount of outstanding debt guaranteed by us at November 30, 2003 was $46.2 million.

Limited Maintenance Guarantees

For certain partnerships, we provide limited maintenance guarantees to their lenders. These guarantees require us to fund partnership debt obligations to maintain an established loan to value ratio. To the extent the value of the collateral for the financing declines to an amount that would cause the partnership to no longer meet such a ratio, we and our partners would be required to reduce the outstanding loan balance by the amount needed to maintain the ratio. In addition, to certain lenders we have provided a debt service payment guarantee upon an event of default by the borrower. These guarantees are provided by our partners and us to enable the partnership to obtain third party financing for its projects. These guarantees also limit the amount of capital we must contribute to the partnership. To date, we have not made any payments under these limited guarantees, nor do we expect to make any payments in the future. At November 30, 2003 the amount of outstanding debt related to these limited maintenance guarantees was $49.1 million, primarily Lennar Land Partners (“LLP”) maintenance guarantee of LLP’s debt as discussed in the Investments in Unconsolidated Entities section.

Committed Capital Contributions

In the ordinary course of business, we enter into various partnership arrangements. These arrangements are governed by partnership agreements that describe the partners’ obligations which include making capital contributions from time to time. The majority of our partnerships, excluding affordable housing, contain provisions for an initial capital contribution and future capital contributions as required. These future contributions are typically not quantifiable, and are therefore not included in the total committed capital contributions provided in the preceding table.

A few of our partnerships, excluding affordable housing, contain provisions for capital contributions to be made as defined in the partnership agreements or pursuant to approved annual business plans. These capital contributions totaled $11.5 million at November 30, 2003.

Due to the nature of the affordable housing business, the majority of our affordable housing partnerships are subject to agreements, which require specified capital contributions. These contributions are typically included on schedules which specify the amount and the date or the event that triggers each contribution. These capital contributions amounted to $6.4 million at November 30, 2003.

In order to receive affordable housing tax credits, we must prepare applications to the respective jurisdictions where we intend to build affordable housing communities prior to their development. As part of this tax credit application process, we are required to provide both loan commitments and capital contribution commitments related to the underlying affordable housing community. These types of commitments are usual and customary for the affordable housing business. These commitments amounted to $8.2 million at November 30, 2003.

We have in the past and plan to continue to fund capital contribution commitments as necessary to conduct our business.

Performance/Surety Bonds

We obtain surety bonds to support our development obligations under certain development agreements with various municipalities. Surety bonds are customary in the real estate development business. Similar to the LOCs, we guarantee to the surety provider reimbursement of any amounts they may pay under the surety. In addition to surety bonds we provide related to our development operations, we also provide surety bonds related to the syndication of affordable housing tax credits. When tax credits are syndicated, we are required to provide to the Internal Revenue Service bonds with a face amount equal to the amount of income tax recapture we would become subject to if the properties to which the tax credits apply no longer complied with the tax credit requirements. To date, our bond providers have not made any payments on our behalf under performance or surety bonds, nor do we expect any payments to be made in the future. At November 30, 2003, we had provided $33.0 million of surety bonds to third parties.

Affordable Housing Communities—Other

In connection with our syndication of affordable housing tax credits, we provide various guarantees to the investor that are customary in the affordable housing business. These include agreements to provide additional funding to cover operating cash flow deficiencies, maintain specified debt service coverage ratios and cover financing shortfalls to projects upon completion when the project’s permanent financing is insufficient to pay off the project’s construction loan. These commitments amounted to $23.4 million at November 30, 2003.

Construction Completion Guarantees

As is customary in the real estate development business, we have provided completion guarantees to our construction lenders that guarantee we will complete the development of the project they are financing. We cannot estimate the maximum exposure on these guarantees because the amount of any obligations we might incur would depend on the extent to which costs of completing construction exceeded amounts provided by committed borrowings and capital contributions. We are not currently aware of any reason to expect we will be required to make payments under any of our outstanding construction completion guarantees.

Retained Interests in Assets Transferred to Unconsolidated Entities

We have resecuritized and may continue to resecuritize our non-investment grade CMBS investments in order to realize the value we add to these bonds and to better match our assets and liabilities, reduce our interest rate and refinancing risk, improve our liquidity position and strengthen our financial condition. Over the past several years, we have been acquiring non-investment grade CMBS, and have been able to remove what we consider to be the riskiest assets before the underlying securitizations take place. Utilizing our due diligence expertise to remove risky assets, by re-underwriting each and every property that backs each loan in a transaction, we have been able to improve the quality of the assets underlying the portfolio, which adds substantial value to the non-investment grade bonds that we buy. In addition, our workout and hands-on real estate expertise as special servicer for each transaction has enabled these investments to perform exceptionally well. Taking into account the diversification, the quality of the collateral and our involvement in the transaction, rating agencies have rated a significant portion of the face amount of the non-investment grade bonds we resecuritized as investment grade. The resecuritized investment grade bonds can then be sold to unrelated third parties to realize the added value and to further strengthen our balance sheet.

In 2003, we sold $762.7 million in face value of non-investment grade CMBS to a qualifying special purpose entity. Those CMBS were resecuritized into various classes of non-recourse bonds comprised of $419.5 million face value investment grade rated bonds and $343.2 million face value of non-investment grade bonds and preferred shares in the qualifying special purpose entity. The qualifying special purpose entity sold the investment grade rated bonds to unrelated third parties for net proceeds of $412.0 million. We used these proceeds to repay senior and unsecured debt, the majority of which can be re-borrowed. We recognized a $47.7 million gain on the sale, realizing the value we added to the resecuritized bonds. We retained the non-investment grade rated bonds and the preferred equity in the qualifying special purpose entity. We also completed a similar resecuritization transaction in 2002. The aggregate face amount and amortized cost of the retained interests in both of these resecuritizations at November 30, 2003 was $720.4 million and $141.3 million, respectively.

Although we successfully completed CMBS resecuritization transactions in both 2003 and 2002, which generated significant proceeds and gains, we are not dependent upon the completion of such transactions as a means of generating liquidity or providing cash for us to fund operations or future investments. Although we have the financial ability to hold our CMBS investments to their stated maturities, it may be advantageous for us to sell these investments through such resecuritization transactions, depending upon market conditions. Our ability to effectively complete CMBS resecuritization transactions depends to a great extent on market demand for resecuritized securities, the pricing and interest rate environment, and the portfolio of securities we may own which would be suitable for resecuritization.

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

At November 30, 2003, we had investments in unconsolidated partnerships of $426.6 million. Summarized financial information on a combined 100% basis related to our investments in unconsolidated partnerships accounted for by the equity method at November 30, 2003 follows:

	LNR Investment	LNR Financial Interest(1)	Total Partnership Assets		Total Partnership Liabilities
	(In thousands, except percentages)
Properties:
Single-asset partnerships	$28,966	33% - 98%	$226,581		180,377
Partnerships with Lennar:
LandSource	112,628	50%	347,541		122,285
Other	50,938	13% -50%	242,318		94,736
Affordable housing communities	48,247	1% - 99%	584,189		414,188
Other	124	35%	718		738

	240,903		1,401,347		812,324
International	89,057	50% - 100%	263,720	(3)	170,850

	329,960		1,665,067		983,174
Loans:

Discounted portfolios of commercial mortgage loans	2,902	15% - 50%	44,778		35,372

Securities:
Madison	81,765	26%	826,666		506,619
Other	11,949	50% -69%	63,875		38,421

	93,714		890,541		545,040

Total	$426,576		$2,600,386		1,563,586	(2)

(1)	Although we may own a majority financial interest in certain partnerships, we do not consolidate those partnerships in which control is shared or in which less than a controlling interest is held. See further discussion under the heading of Basis of Presentation and Consolidation within Note 1 to our consolidated financial statements.

(2)	Debt is non-recourse to us except for the $46.2 million noted in the commitments table discussed above.

(3)	Total partnership assets include an investment in an unconsolidated partnership which in turn has investments in properties with a net book value of $2.7 billion.

Single-Asset Partnerships

We have investments in single-asset partnerships established to acquire, develop, reposition, manage and sell real estate assets. Assets of these partnerships at November 30, 2003 include 110,000 square feet of office space, 138,000 square feet of retail space, 1,028 hotel rooms and 1,500 apartment units. Approximately 30% of these properties are not yet stabilized. Our ownership interests range from 33% to 98%. Our total investment in single asset partnerships was $29.0 million at November 30, 2003. Total assets and liabilities of the partnerships were $226.6 million and $180.4 million, respectively, at November 30, 2003. The debt in these partnerships is non-recourse to us, except for $5.5 million of debt guarantees and $8.1 million of limited maintenance guarantees.

Partnerships with Lennar

In November 2003, we and Lennar each contributed our 50% interests in jointly owned entities that had significant assets to a new limited liability company named LandSource Communities Development LLC (“LandSource”), in exchange for 50% interests in LandSource. In addition, in July 2003, we and Lennar formed, and obtained 50% interest in, NWHL Investment LLC (“NWHL”), which in January 2004 purchased The Newhall Land and Farming Company. LandSource and NWHL jointly obtained bank financing which was used for a portion of the acquisition price of Newhall Land.

The most significant property entity contributed to LandSource by both us and Lennar was Lennar Land Partners (“LLP”). LLP is engaged in the acquisition, development and sale of land that is suitable for residential or commercial development, which it sells to homebuilders and commercial developers, including us and Lennar. LLP is also engaged in the development and sale of homes. During 2003, LLP had land sale revenues of $112.2 million of which $68.0 million was from sales to Lennar and $0.0 million was from sales to us. All major decisions with respect to LLP are made on an equal basis between us and Lennar. Our by-laws require that transactions between us and Lennar with respect to LLP be approved by our Transaction Review Committee, which is entirely comprised of members of our Board who are not directors, officers or employees of Lennar. Lennar manages the day-to-day activities of LLP under a management agreement.

The other property entities owned by LandSource include Mare Island, a closed naval shipyard located in California which is being converted to a master planned community, and an office property located in California which is being redeveloped into for-sale residential units. In 2003, Lennar purchased from us a 50% interest in the entity owning the office property for $12.8 million. Also in 2003, a joint venture in which both we and Lennar have a non-controlling interest purchased residential land from a LandSource entity for $71.0 million. As with LLP, all major decisions with respect to these entities are made on an equal basis between us and Lennar, and transactions between us and Lennar related to these ventures are approved by our Transaction Review Committee.

We recorded $55.6 million of pretax earnings, made contributions of $53.9 million and received $57.3 million in cash distributions from the LandSource entities in 2003.

At November 30, 2003, the debt of LandSource and its subsidiaries is non-recourse to us, with the exception of one $1.4 million guarantee. Along with Lennar, we provide limited maintenance guarantees on $35.4 million of LLP debt. These limited maintenance guarantees only apply if the fair value of the collateral (generally land and improvements thereto) is less than a specified multiple of the loan balance and LLP does not have the ability to reduce the loan balance to the appropriate level. We have also provided debt service guarantees which only apply if the partnership defaults on its loan arrangements. If we are required to make a payment under these guarantees, the payment would be accounted for as a capital contribution to the partnership and increase our share of capital distributed upon the dissolution of the partnership.

Other Partnerships with Lennar

We have joint ventured with Lennar in a number of other projects, which require both residential and commercial expertise. As with the LandSource entities, both us and Lennar have equal say on all major decisions and transactions between us and Lennar relating to these ventures are required to be approved by our Transaction Review Committee. These unconsolidated investments, which are accounted for by the equity method, include:

•	The redevelopment of Hunters Point, a closed naval shipyard in California, which is being converted to a master planned community including housing, office, industrial/warehouse, retail, entertainment, etc.

•	The development and disposition of approximately 585 acres of commercial and residential land in Carlsbad, California, of which 429 acres remained at November 30, 2003.

•	The development of 240 residential condominiums within a mixed-use project in San Francisco, California.

The debt on these partnerships is non-recourse to us except for $5.6 million of limited maintenance guarantees.

Our total investment in all partnerships with Lennar (including LandSource and other partnerships) at November 30, 2003 was $163.6 million and we recorded $55.5 million of pretax earnings from the partnerships in 2003. Total assets and liabilities of the partnerships were $589.9 million and $217.0 million, respectively, at November 30, 2003. The debt in these partnerships is non-recourse to us, except for the guarantees discussed above.

Affordable Housing Communities

During 1998, we entered the business of owning, developing and syndicating partnership interests in affordable housing communities. Our ownership interests typically approximate 99% in partnerships we have not yet syndicated. We continue to hold a small interest (typically ranging from less than 1% to 10%) in the communities we have syndicated and continue to manage those communities for which we earn management fees. Our investment in unconsolidated affordable housing partnerships was $48.2 million at November 30, 2003. These partnerships contributed $1.7 million to our after tax earnings for the year ended November 30, 2003. Total unconsolidated affordable housing partnership debt was $360.9 million at November 30, 2003, of which only $39.2 million was with recourse to us. Additionally, we have other commitments and contingent liabilities related to our affordable housing investments, which were previously discussed in the section entitled “Commitments and Contingent Obligations.”

International Partnerships

During 2002, we entered the European commercial real estate market through an investment in an unconsolidated partnership. The assets of this partnership include a note receivable from our partner and an investment in an unconsolidated partnership, which owns a pool of approximately 362 commercial real estate properties located throughout France. Our investment in this partnership was $81.7 million at November 30, 2003. In 2003, we invested in a second real estate partnership in Europe, which owns 14 office and industrial properties located in France, Switzerland, Spain and Belgium. Our investment in this partnership was $7.4 million at November 30, 2003. We recorded $7.1 million in pretax earnings from our international partnerships in 2003. At November 30, 2003, the total assets and liabilities of these partnerships were $263.7 million and $170.9 million respectively. The partnerships underlying our European investments had assets and liabilities of $3.3 billion and $3.1 billion, respectively.

Discounted Portfolios of Commercial Mortgage Loans

In the early to mid 1990’s, we acquired a number of portfolios of non-performing commercial mortgage loans and related pools of owned real estate assets through partnerships with financial institutions or other entities. In late 2003, we entered into a 50%/50% joint venture with a major financial institution to invest in performing, sub-performing and non-performing assets, including owned real estate assets, loans and CMBS. In each of these partnerships, one of our subsidiaries acts as the managing general partner or managing member and conducts the business of the venture. We earn management fees and asset disposition fees from these ventures and have carried interests in cash flows and sales proceeds once the partners have recovered their capital and achieved specified returns. Our investment in these ventures at November 30, 2003 was $2.9 million. The debt of these ventures is non-recourse to us.

Madison Square Company LLC

Formed in March 1999, Madison invests in real estate securities, primarily CMBS. Our investment in Madison as of November 30, 2003 was $81.8 million, representing a 25.8% ownership interest. We maintain a significant ongoing role in the venture for which we earn fees, both as the special servicer for the purchased CMBS transactions and for providing services for the management of the venture. We recorded $2.9 million of pretax losses and received $22.6 million in cash distributions and fees from Madison in 2003. The debt of Madison is non-recourse to us and expires in March 2004. The members of the venture are currently in the process of refinancing through a resecuritization.

CRITICAL ACCOUNTING POLICIES

In the preparation of our financial statements, we follow accounting principles generally accepted in the United States of America. The application of some of these generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying results. The accounting policies that include significant estimates and assumptions are in the areas of investment securities, derivative financial instruments, long-lived assets, income taxes and allowance for loan losses. Management periodically reviews the application and disclosure of these critical accounting policies with our Audit Committee.

Investment Securities

Interest income on our investment securities is recognized on the level yield method, using the yield that equates the future cash flows, estimated by us as described below, to the amortized cost (including any other than temporary impairments recognized to date). To the extent estimated future cash flows change, the yield on the security is increased or decreased prospectively to the revised yield. If the projected cash flows on a particular security become subject to significant uncertainty, the security is accounted for on a cost recovery method. Under the cost recovery method, all cash received is applied to amortized cost until such time as we are able to project cash flows with greater certainty, resulting in no income recognition during the period of uncertainty.

As discussed in Note 3 to the consolidated financial statements, our investment securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive earnings (loss) until realized. We determine fair value through quoted market prices if available. Where quoted market prices are not available, we estimate fair value based on the present value of estimated future cash flows using our best estimate of certain key assumptions including credit losses, prepayment rates and discount rates. Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Changes in the valuations do not affect reported income or cash flows, but impact unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income.

Management must assess whether unrealized losses on securities reflect a decline in fair value that is other than temporary. If the decline is determined to be other than temporary, a loss is recognized in earnings. For investment securities accounted for under the level yield method, a decline in fair value is considered to be other than temporary if the present value of the currently estimated total cash flows related to the security is less than the present value of the previous quarter’s estimated total cash flows of that security, and the decline in the present value is due to adverse changes in the projected cash flows. For these securities a loss is recognized to the extent by which the fair value of the investment security has declined below its amortized cost. For investment securities accounted for under the cost recovery method, a loss is recognized to the extent that the total projected cash flows do not exceed the amortized cost of the security. Significant management judgment is required in this analysis, which includes but is not limited to making assumptions about the collectibility of the principal and interest, net of related expenses, on the underlying loans, and about the amount and timing of projected principal repayments or losses.

Derivative Financial Instruments

In accordance with our risk management policy, we utilize derivative financial instruments, primarily interest rate swaps, to manage our exposure to interest rate risk on variable-rate debt instruments (cash flow hedges) and to changes in fair value due to movements in interest rates on our fixed-rate investments in CMBS (fair value hedges). All derivatives are carried in our balance sheets at fair value, which is determined based on estimated net payments or receipts of interest. Changes in fair value on cash flow hedges are recorded in stockholders’ equity as a component of other comprehensive income to the extent that the hedges are effective, with any ineffectiveness recorded currently in earnings. Changes in fair value on fair value hedges are recorded in earnings, and are offset by changes in fair value on the hedged CMBS that arise due to changes in interest rates. As discussed in Note 5 to our consolidated financial statements, certain of our derivative financial instruments do not qualify for hedge accounting, although they were entered into in accordance with our risk management policy to hedge against cash flow or fair value exposures on financial instruments that we hold. Changes in fair value of these derivatives are recorded currently in earnings.

Changes in short- and long-term interest rates could have a significant impact on the fair value of derivative financial instruments we have entered into. Because these derivative instruments hedge specific exposures, their changes in value should approximately offset the changes in value of the items they hedge.

Long-Lived Assets

We review our operating properties for impairment of value. This includes considering certain indications of impairment such as significant declines in occupancy, other significant changes in property operations, significant deterioration in the surrounding economy or environmental issues. If such indications are present, we estimate the total undiscounted future cash flows from the property and compare the total undiscounted future cash flows to the carrying amount of the property. If the total undiscounted future cash flows are less than the carrying amount, we adjust the carrying amount of the asset down to its estimated fair value. For stabilized operating properties, fair value is determined by applying capitalization rates appropriate for the property’s age, type, condition and market to annualized property net operating income (rental income less cost of rental operations before commissions and non-operating expenses). For operating properties under development or repositioning, fair value is determined using discounted expected future cash flows. The determination of future expected cash flows, discount rates and capitalization rates requires significant judgment and assumptions, including estimates and timing of sales proceeds and operating cash flows. Significant adverse changes in local or regional economic conditions, market capacity, interest rates, or property performance (including occupancy, rent rollovers, rental rates and tenant defaults) could affect these judgments and assumptions in future periods, and could cause a significant decline in the fair value of these assets.

Income Taxes

As part of the process of preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on interpretation of tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Adjustments may be required due to a change in our assessment of our deferred tax assets and liabilities, changes resulting from audit adjustments by Federal and State tax authorities, and changes in tax laws. Adjustments required in any given period would be included within the tax provision in the statements of earnings and/or balance sheets. These adjustments could materially impact our financial position and results of operations.

We record a valuation allowance for deferred income tax assets to reduce the assets to amounts we expect to realize. In determining the required level of the valuation allowance, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the tax provision in the period the change in estimate was made. At November 30, 2003, we believe that it is more likely than not that our deferred tax assets will be realized through future taxable income.

Allowance for Loan Losses

The allowance for loan losses is established and maintained at levels we deem adequate to cover losses resulting from the inability of borrowers to make contractually required loan payments. Management periodically evaluates each loan in our portfolio for impairment by comparing the fair value of the underlying collateral to the carrying value of the loan. The determination of the fair value of the underlying collateral is based on judgments and assumptions about future performance of the asset and market conditions affecting the asset’s value. This evaluation also considers several other factors, including the historical and current performance of the underlying collateral (including loan-to-value ratios, occupancy, debt service coverage and lease terms), the strength of the borrower and current market conditions. If our evaluation indicates that all of the interest or principal on the specific loan may not be collectible, we record an impairment loss in the amount by which book value exceeds our estimate of fair value.

While we have experienced minimal actual losses on investments in loans, management considers it prudent to reflect provisions for loan losses on a portfolio basis based upon our assessment of our historical loss experience, current trends in delinquencies and charge offs, industry loss experience and trends and changes in the size and composition of the loan portfolio. When such assessment indicates that an allowance may be prudent for loans not subject to specific impairment charges as discussed above, an allowance is recorded.

Our assessment of probable loan losses at the specific loan and portfolio levels requires significant judgment in estimating future market conditions and the impact of economic events, the outcomes of which are uncertain. These events may include, but are not limited to, deterioration in general economic conditions, changes in economic conditions affecting our borrowers or tenants, availability and supply of commercial real estate, legislation that directly or indirectly affects the real estate industry, and regional economic conditions affecting specific geographical areas in which our underlying loan collateral is located. At November 30, 2003, our allowance for loan losses was $7.5 million. Actual losses, if any, could ultimately differ significantly from these estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the cost of an acquired enterprise allocated to goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Additionally, SFAS No. 142 requires that the costs of an acquired enterprise be allocated to intangible assets, including above-market, below-market and in-place leases of operating properties, and that such costs be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. We adopted the provisions of SFAS No. 142 in 2003. The adoption of SFAS No. 142 did not have a material effect on our results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized as an asset with an offsetting liability in the period in which it is incurred if a reasonable estimate of fair value can be made. We adopted the provisions of SFAS No. 143 in 2003. The adoption of SFAS No. 143 did not have a material effect on our results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. As indicated in Note 20 to the consolidated financial statements, we adopted the provisions of SFAS No. 144 effective December 1, 2002. SFAS No. 144 requires us to present all operating properties classified as held for sale after November 30, 2002, separately on our consolidated balance sheets, and the earnings from all properties sold or classified as held for sale after November 30, 2002, as results of discontinued operations in our consolidated statements of earnings. Prior periods are to be restated for comparative purposes. The adoption of this statement did not impact our net earnings. It did, however, impact the presentation of our financial position and operating results. Specifically, each time we sell a property or classify it as held for sale, which is a frequent occurrence since selling properties is a regular part of our business, we are required to restate our consolidated statements of earnings for the current year, as well as prior years, for comparability purposes. Our expectation is that each year we will continue to report a significant portion of our earnings as discontinued operations, and accordingly each year we will be required to reclassify prior years for comparative purposes because selling properties is a regular part of our business.

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

In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others.” FIN No. 45 requires certain guarantees to be recorded at fair value and also requires significant new disclosures related to guarantees, even when the likelihood of making any payments under the guarantees is remote. FIN No. 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, a liability, or an equity security of the guaranteed party. We adopted the new disclosure requirements of FIN No. 45 in 2003 (see Note 17 to the consolidated financial statements). The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of FIN No. 45 did not have a material effect on our results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which is intended to clarify the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In December 2003, the FASB issued a revision to FIN No. 46. FIN No. 46 requires us to consolidate variable interest entities (“VIEs”) of which we are the primary beneficiary – those in which we have a variable interest or a combination of variable interests that will absorb a majority of each entity’s expected losses, receive a majority of each entity’s expected residual returns, or both, based on an assessment performed at the time we become involved with each entity. Reconsideration of this assessment is required under certain circumstances, which are outlined in Note 1 to the consolidated financial statements. An entity is considered to be a VIE subject to consolidation if either (i) the total equity investment at risk is not greater than the expected losses of the entity or (ii) as a group, the equity holders lack (a) the ability to participate in decisions about the entity’s activities through voting or similar rights, including proportionate voting and economic rights, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the residual returns of the entity. We have adopted the provisions of FIN No. 46 for variable interests in VIEs created after January 31, 2003. The adoption of FIN No. 46 for variable interests in VIEs created after January 31, 2003 did not have a material effect on our results of operations or financial position. The FASB has deferred the effective date for variable interests in VIEs created before February 1, 2003, to our quarter ending May 31, 2004. We have made certain transitional disclosures required by FIN No. 46 in Note 19 to our consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This Statement is effective for financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB indefinitely deferred the effective date for the classification and measurement provisions of certain mandatorily redeemable noncontrolling interests under SFAS No. 150. We have adopted the provisions of SFAS No. 150 that are effective for the year ending November 30, 2003. The adoption of SFAS No. 150 did not have a material effect on our results of operations or financial position.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on the disclosure provisions of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 requires that certain quantitative and qualitative disclosures be made for certain debt securities classified as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Debt securities within the scope of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” are not subject to these disclosure provisions. The disclosures are required for fiscal years ending after December 15, 2003, and accordingly we plan to adopt the disclosure provisions of EITF No. 03-1 for the year ending November 30, 2004.

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

The first three risk factors noted above are affected primarily by general economic conditions and to some extent by the interest rate environment. Because these factors are not under our control, our attempts to minimize these risks may not always be effective. We attempt to manage these market risks (i) through our exhaustive underwriting program, (ii) through hands-on management of the underlying assets and (iii) by maintaining a portfolio of assets that is diverse by segment, geographic area and property type. We do not make any investment before extensive hands-on property level due diligence is performed. For each asset, we evaluate the local market, rental rates, vacancy rates and, if applicable, loan and borrower characteristics. Cash flows are evaluated at the property level and loan levels, if applicable, and downside scenario assumptions are stressed. Before any investment is made, it must be approved by corporate senior management through a formal process. We do not make passive investments, only investing when we have control over the development and implementation of the strategy for enhancing the value of the underlying assets. We do not invest in disproportionately large assets. No single asset we own at November 30, 2003 accounted for more than 3% of our total assets.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. We have an interest rate risk management policy with the objective of (i) managing our interest costs and (ii) reducing the effect of unpredictable changes in asset values related to movements in interest rates on our available-for-sale securities. As more fully discussed in Note 5 to our consolidated financial statements, we employ hedging strategies to limit the effects of changes in interest rates on our income and cash flows and on the value of our available-for-sale securities.

Our approach to managing interest rate risk is based primarily on match funding, with the objective that variable-rate assets be primarily financed by variable-rate liabilities and fixed-rate assets be primarily financed by fixed-rate liabilities. Most of our variable-rate assets are financed with variable-rate debt. To the extent that we have fixed-rate assets financed with variable-rate debt, we periodically enter into derivative financial instruments, primarily interest rate swap agreements, to manage our interest costs and hedge against risks associated with changing interest rates. At November 30, 2003, 24% of our existing consolidated indebtedness had interest at variable rates. Approximately 3% of our debt was match-funded against variable-rate assets and 13% was swapped to fixed-rate. As a result, at year-end, because our variable-rate assets exceeded our variable-rate debt, we estimate that a 100 basis point increase in LIBOR would have increased our net earnings by $2.6 million, or $0.08 per share diluted.

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of LNR Property Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of LNR Property Corporation and subsidiaries (the “Company”) as of November 30, 2003 and 2002 and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended November 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNR Property Corporation and subsidiaries at November 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20 to the consolidated financial statements, in connection with the adoption of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective December 1, 2002, the accompanying consolidated financial statements have been reclassified to conform to the provisions of such standard.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 25, 2004

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of November 30,
	2003	2002
Assets
Cash and cash equivalents	$29,667	5,711
Restricted cash	23,732	2,524
Investment securities	900,334	1,127,313
Mortgage loans, net	462,545	430,255
Operating properties and equipment, net	640,942	585,086
Land held for investment	58,578	56,980
Investments in unconsolidated partnerships	426,576	360,981
Assets held for sale	—	195,363
Deferred income taxes	20,686	—
Other assets	69,954	70,661

Total assets	$2,633,014	2,834,874

Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$11,249	13,276
Accrued expenses and other liabilities	187,056	158,750
Deferred income taxes	—	43,032
Liabilities related to assets held for sale	—	151,976
Mortgage notes and other debts payable	1,382,786	1,339,962

Total liabilities	1,581,091	1,706,996

Minority interests	1,056	1,722

Commitments and contingent liabilities (Note 16)

Stockholders’ equity:
Common stock, $.10 par value, 150,000 shares authorized, 19,941 and 23,189 shares issued and outstanding in 2003 and 2002, respectively	1,994	2,319
Class B common stock, $.10 par value, 40,000 shares authorized, 9,775 and 9,784 shares issued and outstanding in 2003 and 2002, respectively	977	978
Additional paid-in capital	459,378	489,948
Retained earnings	538,799	510,204
Unamortized value of restricted stock grants	(28,890)	(7,077)
Accumulated other comprehensive earnings	78,609	129,784

Total stockholders’ equity	1,050,867	1,126,156

Total liabilities and stockholders’ equity	$2,633,014	2,834,874

See accompanying notes to consolidated financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Years Ended November 30,
	2003	2002	2001
Revenues
Rental income	$100,058	93,708	105,806
Management and servicing fees	41,227	31,982	36,324

Total revenues	141,285	125,690	142,130

Other operating income
Equity in earnings of unconsolidated partnerships	51,974	46,361	75,152
Interest income	157,893	180,776	181,325
Gains on sales of:
Real estate	13,174	48,088	63,535
Unconsolidated partnership interests	3,568	3,428	746
Investment securities	52,667	47,221	9,717
Lease termination fee	15,115	—	—
Other, net	(1,038)	(1,258)	(818)

Total other operating income	293,353	324,616	329,657

Costs and expenses
Cost of rental operations	60,431	51,243	57,028
General and administrative	87,747	77,281	74,398
Depreciation	21,256	21,395	24,545
Impairment of long-lived asset	15,050	—	—
Minority interests	(226)	1,223	2,536
Interest	102,254	92,054	109,742
Loss on early extinguishment of debt	28,672	—	—

Total costs and expenses	315,184	243,196	268,249

Earnings from continuing operations before income taxes	119,454	207,110	203,538
Income taxes	38,285	66,918	70,136

Earnings from continuing operations	81,169	140,192	133,402

Discontinued operations:
Earnings from operating properties sold or held for sale, net of tax	1,829	3,686	1,711
Gains on sales of operating properties, net of tax	26,584	—	—

Earnings from discontinued operations	28,413	3,686	1,711

Net earnings	$109,582	143,878	135,113

(continued)

See accompanying notes to consolidated financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—Continued

(In thousands, except per share amounts)

	Years Ended November 30,
	2003	2002	2001
Weighted average shares outstanding:
Basic	29,289	33,460	33,364

Diluted	30,718	34,649	34,916

Earnings per share from continuing operations:
Basic	$2.77	4.19	4.00

Diluted	$2.64	4.04	3.82

Earnings per share from discontinued operations:
Basic	$0.97	0.11	0.05

Diluted	$0.93	0.11	0.05

Net earnings per share:
Basic	$3.74	4.30	4.05

Diluted	$3.57	4.15	3.87

See accompanying notes to consolidated financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

	Years Ended November 30,
	2003	2002	2001
Net earnings	$109,582	143,878	135,113

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during the period	(42,099)	(50,088)	213,513
Less: reclassification adjustment for gains on available-for-sale securities included in net earnings	(21,919)	(33,586)	(4,436)
Unrealized gains (losses) on foreign currency translation	10,951	4,543	(120)
Unrealized gains (losses) on derivative financial instruments	1,892	1,500	(4,859)
Transition adjustment related to accounting for derivative financial instruments and hedging activities	—	—	4,388

Other comprehensive earnings (loss), net of tax	(51,175)	(77,631)	208,486

Comprehensive earnings	$58,407	66,247	343,599

See accompanying notes to consolidated financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Unamortized Value of Restricted Stock Grants	Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at November 30, 2000	24,215	$2,422	9,999	$1,000	$516,516	$272,772	$(13,195)	$(1,071)	$ 778,444
Purchase and retirement of treasury stock	(300)	(30)	—	—	(4,509)	(1,611)	—	—	(6,150)
Restricted stock grants	15	1	—	—	267	—	(268)	—	—
Stock option exercises	465	46	—	—	1,703	—	—	—	1,749
Conversion of Class B common stock to common stock	50	5	(50)	(5)	—	—	—	—	—
Cash dividends - common stock	—	—	—	—	—	(1,214)	—	—	(1,214)
Cash dividends - Class B common stock	—	—	—	—	—	(449)	—	—	(449)
Amortization of unamortized value of restricted stock grants	—	—	—	—	—	—	3,190	—	3,190
Net earnings	—	—	—	—	—	135,113	—	—	135,113
Change in accumulated other comprehensive earnings (loss), net	—	—	—	—	—	—	—	208,486	208,486

Balance at November 30, 2001	24,445	2,444	9,949	995	513,977	404,611	(10,273)	207,415	1,119,169
Purchase and retirement of treasury stock	(1,909)	(191)	—	—	(28,355)	(36,628)	—	—	(65,174)
Restricted stock grants	—	—	—	—	—	—	—	—	—
Stock option exercises	442	44	—	—	2,999	—	—	—	3,043
Stock issued under Senior Officers Stock Purchase Plan	46	5	—	—	1,327	—	—	—	1,332
Conversion of Class B common stock to common stock	165	17	(165)	(17)	—	—	—	—	—
Cash dividends - common stock	—	—	—	—	—	(1,215)	—	—	(1,215)
Cash dividends - Class B common stock	—	—	—	—	—	(442)	—	—	(442)
Amortization of unamortized value of restricted stock grants	—	—	—	—	—	—	3,196	—	3,196
Net earnings	—	—	—	—	—	143,878	—	—	143,878
Change in accumulated other comprehensive earnings (loss), net	—	—	—	—	—	—	—	(77,631)	(77,631)

Balance at November 30, 2002	23,189	2,319	9,784	978	489,948	510,204	(7,077)	129,784	1,126,156
Purchase and retirement of treasury stock	(4,358)	(436)	—	—	(64,768)	(79,559)	—	—	(144,763)
Restricted stock grants	825	82	—	—	28,628	—	(28,710)	—	—
Stock option exercises	219	22	—	—	3,808	—	—	—	3,830
Stock issued under Senior Officers Stock Purchase Plan	57	6	—	—	1,762	—	—	—	1,768
Conversion of Class B common stock to common stock	9	1	(9)	(1)	—	—	—	—	—
Cash dividends - common stock	—	—	—	—	—	(988)	—	—	(988)
Cash dividends - Class B common stock	—	—	—	—	—	(440)	—	—	(440)
Amortization of unamortized value of restricted stock grants	—	—	—	—	—	—	6,897	—	6,897
Net earnings	—	—	—	—	—	109,582	—	—	109,582
Change in accumulated other comprehensive earnings (loss), net	—	—	—	—	—	—	—	(51,175)	(51,175)

Balance at November 30, 2003	19,941	$1,994	9,775	$977	$459,378	$538,799	$(28,890)	$78,609	$1,050,867

See accompanying notes to consolidated financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended November 30,
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$109,582	143,878	135,113
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	23,723	24,986	25,267
Deferred income tax provision (benefit)	(37,434)	3,989	(24,575)
Minority interests	(245)	1,222	2,536
Accretion of discount on investment securities and mortgage loans, net of writedowns	(1,856)	(35,653)	(23,618)
Amortization of deferred costs	9,954	6,237	5,744
Equity in earnings of unconsolidated partnerships	(51,974)	(46,361)	(75,152)
Distributions of earnings from unconsolidated partnerships	63,298	74,601	90,478
Interest received on investment securities in excess of income recognized	29,181	21,383	25,192
Impairment of long-lived asset	15,050	—	—
Loss on early extinguishment of debt	28,672	—	—
Deferred lease costs charged against lease termination fee	8,885	—	—
Gains on sales of real estate	(56,754)	(48,088)	(63,535)
Gains on sales of unconsolidated partnership interests	(3,568)	(3,428)	(746)
Gains on sales of investment securities	(52,667)	(47,221)	(9,717)
(Gains) losses on derivative financial instruments	(1,834)	1,053	954
Changes in assets and liabilities:
Decrease (increase) in other assets	(8,426)	31	(7,812)
(Decrease) increase in accounts payable and accrued liabilities	5,051	(25,498)	35,778

Net cash provided by operating activities	78,638	71,131	115,907

Cash flows from investing activities:
Operating properties and equipment:
Additions	(126,805)	(181,410)	(159,521)
Sales	127,872	209,943	158,445
Land held for investment:
Additions	(11,859)	(53,902)	(5,046)
Sales	13,284	34,594	29,662
Investments in unconsolidated partnerships	(84,397)	(124,834)	(84,870)
Proceeds from sales of unconsolidated partnership interests	15,224	—	—
Distributions of capital from unconsolidated partnerships	31,936	56,383	61,624
Purchase of mortgage loans held for investment	(293,921)	(113,203)	(72,062)
Proceeds from principal collections on mortgage loans held for investment	388,127	87,770	108,969
Purchase of investment securities	(380,713)	(412,678)	(271,584)
Proceeds from principal collections on and sales of investment securities	573,781	444,051	86,994
(Increase) decrease in restricted cash	(21,208)	79,431	(107)
Proceeds from sales and syndications of affordable housing partnership interests	33,840	37,229	63,653

Net cash provided by (used in) investing activities	265,161	63,374	(83,843)

(Continued)

See accompanying notes to consolidated financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

(In thousands)

	Years Ended November 30,
	2003	2002	2001
Cash flows from financing activities:
Proceeds from stock option exercises and stock purchase plan sales	5,598	4,375	1,749
Purchase and retirement of treasury stock	(144,763)	(65,174)	(6,150)
Payment of dividends	(1,428)	(1,657)	(1,663)
Net distributions to minority partners in consolidated entities	(421)	(25,188)	(3,224)
Repurchase agreements and revolving credit lines	(456,600)	(11,177)	(211,704)
Senior subordinated notes:
Proceeds from borrowings	919,938	—	150,000
Principal and prepayment premium payments	(429,181)	—	—
Mortgage notes and other debts payable:
Proceeds from borrowings	37,662	114,017	202,230
Principal payments	(250,648)	(150,568)	(158,710)

Net cash used in financing activities	(319,843)	(135,372)	(27,472)

Net increase (decrease) in cash and cash equivalents	23,956	(867)	4,592
Cash and cash equivalents at beginning of year	5,711	6,578	1,986

Cash and cash equivalents at end of year	$ 29,667	5,711	6,578

(Continued)

See accompanying notes to consolidated financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—Continued

(In thousands)

	Years Ended November 30,
	2003	2002	2001
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$94,036	90,385	103,488
Cash paid for taxes	$87,693	80,569	68,564
(Sale) purchase of partnership interests and (deconsolidation) consolidation of entities (currently) previously accounted for under the equity method:
Operating properties	$(25,363)	60,504	—
Land held for investment	(275)	—	—
Other assets	—	4,173	—
Other liabilities	88	—	—
Mortgage notes and other debts payable	—	(48,187)	—
Investments in unconsolidated partnerships	12,775	(6,560)	—

Cash (received) paid	$(12,775)	9,930	—

Supplemental disclosure of non-cash investing and financing activities:
Purchases of investment securities financed by seller	$20,873	—	28,508
Purchases of mortgage loans financed by seller	$18,255	55,375	73,280
Mortgage loans received on sales of operating properties	$101,688	12,190	50,488
Note receivable on sale of unconsolidated partnership interest	$—	8,685	—
Mortgage note assumed on purchase of operating property	$—	6,479	—

Supplemental disclosure of non-cash transfers:
Transfer of certain assets and liabilities to investments in unconsolidated partnerships:
Investment securities	$—	—	49,169
Mortgage notes and other debts payable	—	—	(39,490)
Other liabilities, net	—	—	(2,987)

Total net transfers to investments in unconsolidated partnerships	$—	—	6,692

See accompanying notes to consolidated financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Organization, Business and Significant Accounting Policies

Description of Business

LNR Property Corporation, a Delaware corporation, was formed in June 1997. Including our subsidiaries, we operate a real estate investment, finance and management business which engages primarily in (i) acquiring, developing, repositioning, managing and selling commercial and multi-family residential real estate, (ii) investing in high-yielding real estate loans and acquiring at a discount portfolios of loans backed by commercial and multi-family residential real estate and (iii) investing in unrated and non-investment grade rated commercial mortgage-backed securities (“CMBS”) as to which we have the right to be the special servicer (i.e., to oversee workouts of under-performing and non-performing loans).

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include our accounts, those of our wholly-owned subsidiaries and certain other entities we are required to consolidate. We consolidate the assets, liabilities, and results of operations of entities (both corporations and partnerships) in accordance with Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries – an amendment of ARB No. 51, with related amendments of Accounting Principles Board (“APB”) Opinion No. 18 and ARB No. 43, Chapter 12,” and the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised.

Variable interest entities (“VIEs”) are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with FIN No. 46, we consolidate VIEs created after January 31, 2003, of which we are the primary beneficiary – those in which we have a variable interest or a combination of variable interests that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time we become involved with the entity. We reconsider this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses.

For entities not deemed to be VIEs and for VIEs created before February 1, 2003, we consolidate those entities in which we own a majority of the voting securities or interests, except in those instances in which the minority voting interest owner effectively participates through substantive participative rights, as discussed in Emerging Issues Task Force (“EITF”) No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Substantive participative rights include the ability to select, terminate, and set compensation of the investee’s management, if applicable, and the ability to participate in capital and operating decisions of the investee, including budgets, in the ordinary course of business.

We invest in organizations with varying structures, many of which do not have voting securities or interests, such as general partnerships, limited partnerships, and limited liability companies. In many of these structures, control of the entity rests with the general partners or managing members, while other members hold passive interests. The general partner or managing member may hold anywhere from a relatively small percentage of the total financial interests to a majority of the financial interests. For entities not deemed to be VIEs, where we serve as the sole general partner or managing member, we are considered to have the controlling financial interest and therefore the entity is consolidated, regardless of our financial interest percentage, unless there are other limited partners or investing members that effectively participate through substantive participative rights as outlined in EITF No. 96-16. In those circumstances where we, as majority owner, cannot cause the entity to take actions that are significant in the ordinary course of business, because such actions could be vetoed by the minority owner, we do not consolidate the entity.

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

Earnings Per Share

We report earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Under SFAS No. 128, basic earnings per share is computed by dividing our earnings attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing our earnings attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares reflect the dilution that would occur if the issuance of common stock shared in our earnings for the following: incremental common stock issuable upon the exercise of stock options and the issuance of stock under stock purchase plans, unvested restricted common stock and common stock issuable upon the conversion of convertible debt obligations under certain conditions. The dilutive impact of common stock equivalents is determined by applying the treasury stock method. See Note 8 for the reconciliation of the numerator and denominator of the basic and diluted earnings per share calculations for the years ended November 30, 2003, 2002 and 2001.

Comprehensive Earnings

We report our comprehensive earnings in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and presenting comprehensive earnings and its components in a full set of financial statements. Comprehensive earnings consist of net income and other comprehensive earnings (loss), which are primarily unrealized gains and losses on available-for-sale securities, foreign currency translation and derivative financial instruments. Comprehensive earnings are presented separately in our consolidated statements of comprehensive earnings, net of taxes. The change in accumulated other comprehensive earnings (loss) is reflected in our consolidated statements of stockholders’ equity. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect our results of operations or financial position.

Business Segments

We report business segment information under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement establishes standards for reporting information about our operating segments and related disclosures about our products, services, geographic areas of operations and major customers. See Note 18 which provides further information.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amount of these instruments approximates fair value.

Investment Securities

Investment securities, which consist principally of CMBS, are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This standard requires that debt and equity securities be classified as either trading, available-for-sale or held-to-maturity. At November 30, 2003 and 2002, none of our securities were held for trading purposes or held-to-maturity; all were classified as available-for-sale. Although we have the financial ability to hold our securities to their stated maturities, it is often advantageous for us to sell our securities as they get upgraded, or as the CMBS pools to which they relate pay down significantly and the securities get closer to economic maturity. Because we may choose to sell our securities prior to stated maturity, SFAS No. 115 requires that they be classified as available-for-sale. The cost of securities sold is based on the specific identification method.

Securities classified as available-for-sale are recorded at fair value. Certain of our securities are hedged for changes in fair value due to movements in interest rates through the use of interest rate swaps. Changes in fair value on available-for-sale securities that are due to interest rate movements on such hedged securities are recognized currently in income, and are offset against changes in fair value of the associated interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in fair value on available-for-sale securities that are not hedged are excluded from earnings and are reported in stockholders’ equity, net of the related tax effects, as a component of accumulated other comprehensive earnings (loss) until realized.

We account for interest income on securities using a level yield method in accordance with EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” See further discussion of revenue recognition under Revenue and Other Operating Income Recognition. Changes in cash flow projections adjust the yield recognized on a prospective basis. If the projected cash flows on a particular security become subject to significant uncertainty, the security is accounted for using the cost recovery method in accordance with Practice Bulletin (“PB”) No. 6, “Amortization of Discounts on Certain Acquired Loans.” Under the cost recovery method, we record no interest income and apply all cash received to reduce the amortized cost of such securities until such time as we are able to project cash flows with greater certainty.

Unrealized losses that are other than temporary are recognized in earnings. For investment securities accounted for in accordance with EITF No. 99-20, unrealized losses are considered to be other than temporary if the present value of the currently estimated total cash flows related to the security is less than the present value of the previous quarter’s estimated total cash flows of that security, and the decline in the present value is due to adverse changes in the projected cash flows. For these securities, a loss is recognized to the extent by which the fair value of the security has declined below its amortized cost. For investment securities accounted for in accordance with PB No. 6, a loss is recognized to the extent that the total projected cash flows do not exceed the amortized cost of the security.

We typically seek to be the special servicer on CMBS transactions in which we invest. When we are called on to serve in this capacity, we earn special servicing fees from the related activities performed (primarily overseeing the workout of under-performing and non-performing loans). Special servicing fees are recognized when services have been rendered. We do not pay any consideration for the right to act as special servicer and we purchase the related CMBS at their fair value. Accordingly, we have not assigned a value to our special servicing rights. Consistent with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” these servicing rights are reflected in our consolidated financial statements at a zero basis. On an ongoing basis, we monitor the level of fees related to these special servicing rights to ascertain that a liability is not created.

Mortgage Loans, Net

Mortgage loans are accounted for in accordance with Statement of Position (“SOP”) No. 01-06, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.” Under the provisions of SOP No. 01-06, loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff should be recorded on the balance sheets as held for investment at outstanding principal adjusted for any chargeoffs, allowances, deferred fees or costs on originated loans and any unamortized premiums or discounts on purchased loans. Loans held for sale should be separately classified on the balance sheets and carried at the lower of cost or fair value. Since we have the intent and ability to hold our loans for the foreseeable future, we classify all of our mortgage loans as held for investment. These mortgage loans are accordingly carried at outstanding principal net of unaccreted discounts, which are accreted to income utilizing a methodology that results in a level yield. In the event that we decide to sell a loan previously classified as held for investment, that loan is reclassified to held for sale at the lower of cost or fair value, with the excess of cost over fair value, if any, recorded as a valuation allowance. If loans are reclassified to held for sale in the future, the determination of fair value will be based on discounting future cash flows using the current interest rates at which similar loans would be made, or will be estimated by us on the basis of financial or other information.

We provide an allowance for credit losses for mortgage loans that are considered to be impaired in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The allowance for losses is based on our evaluation of various factors, including our historical loss experience, fair value of the collateral, operating performance of the collateral, strength of the borrower, and other factors, and is charged to interest income. Realized credit losses on loans are deducted from the allowance when they occur. Any loan recoveries are recorded in earnings as a component of interest income when received. Loan acquisition costs, such as costs incurred in conducting our due diligence, are capitalized and amortized to earnings over the life of the loan.

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

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, we adjust the carrying amount of the asset to its estimated fair value. For stabilized operating properties, fair value is determined by applying capitalization rates appropriate for the property’s age, type, condition and market to annualized property net operating income (rental income less cost of rental operations before commissions and non-operating expenses). For operating properties under development or repositioning, fair value is determined using discounted expected future cash flows. Due to uncertainties inherent in the valuation process and in the markets in which we operate, actual results could be materially different than those which were currently expected in determining fair value.

Allocation of Purchase Price to Acquired Assets

Effective December 1, 2002, we allocate the purchase price of acquired real estate properties in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The purchase price of acquired real estate property is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, including above-market, below-market, and in-place leases, based on their relative fair values. Our estimates of fair value are made using methods similar to those used by independent appraisers (e.g., discounted cash flows).

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Factors we consider in determining fair value include an estimate of carrying costs during the hypothetical expected lease-up periods and costs to execute similar leases, including commissions, legal and other related costs. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses. We will also consider information obtained about each property as a result of our pre-acquisition due diligence activities.

The fair value of the intangible assets and liabilities for above-market and below-market in-place leases is based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of the market lease rates measured over a period equal to the remaining non-cancelable term of each lease. The fair value of the intangible assets for in-place leases considers lost rentals at market rates during the hypothetical expected lease-up periods and avoided leasing costs to execute similar leases.

We amortize the capitalized above-market lease values (classified as “Other Assets”) as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize the below-market lease values (classified as “Accrued Expenses and Other Liabilities”) as an increase to rental income over the non-cancelable terms and any fixed-rate renewal periods of the respective leases. We amortize the value of in-place leases to expense over the non-cancelable terms of the respective leases. In no event does the amortization period for intangible assets and liabilities exceed the remaining depreciable life of the building. For leases terminated prior to their stated expiration, all unamortized amounts relating to such leases are written off. As of November 30, 2003, we have recorded no intangibles related to the acquisition of real estate properties. See additional discussion below under New Accounting Pronouncements.

Assets Held for Sale

In the normal course of our business, we acquire, develop, redevelop, or reposition real estate properties, and then dispose of those properties when we believe they have reached optimal values. In accordance with SFAS No. 144, after November 30, 2002, we reflect the historical operating results of properties sold or held for sale as well as our gain on sale from these properties as discontinued operations in our consolidated statements of earnings and their assets and liabilities as “held for sale” in our consolidated balance sheets for periods prior to their sale. The activities related to these real estate properties are reported in our real estate properties segment. See New Accounting Pronouncements and Note 20 for additional discussion.

We generally classify properties as held for sale when, among other things, management commits to a plan to sell a property that is available for immediate sale in its present condition and the completion of the sale of the asset is probable within one year. Assets held for sale are reported at the lower of their carrying amount or fair value less costs to sell, and are not depreciated once they have been specifically identified as held for sale.

Derivative Financial Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, we record each derivative instrument as either an asset or liability on the consolidated balance sheets at its fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.

We periodically enter into derivative financial instruments, primarily interest rate swap agreements, to hedge unpredictable changes in asset values related to movements in interest rates on a portion of our available-for-sale securities. These derivative instruments are reported on the consolidated balance sheets at fair value, and changes in the fair value of these derivative instruments are recognized in earnings. Changes in the fair value of the hedged available-for-sale securities attributable to movements in interest rates are also recognized in earnings.

We also periodically enter into interest rate swap agreements to manage our interest costs and hedge against risks associated with changing interest rates on certain of our debt obligations. These derivative instruments are reported on the consolidated balance sheets at fair value. The effective portion of the unrealized gain or loss on these derivatives is reported in stockholders’ equity, net of the related tax effect, as a component of accumulated other comprehensive earnings (loss), and the ineffective portion is recognized as other operating income in the consolidated statements of earnings.

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

Foreign Currency

The assets and liabilities held by our foreign investments with a functional currency other than U.S. dollars are translated into U.S. dollars at exchange rates in effect at the end of each reporting period. Foreign entity revenue and expenses are translated into U.S. dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments, net of the related tax effect, in stockholders’ equity as a component of accumulated other comprehensive earnings (loss). Realized foreign currency gains and losses and changes in the value of foreign currency monetary assets and liabilities are included in the determination of net earnings and are reported as other operating income.

Revenue and Other Operating Income Recognition

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

In accordance with EITF No. 99-20, we estimate all cash flows attributable to an investment security on the date the security is acquired. The amount by which estimated cash flows exceed the initial investment is recognized as interest income over the life of the security using the effective interest method. Changes in expected cash flows result in prospective adjustments to interest income, in accordance with APB Opinion No. 20, “Accounting Changes.”

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

Transfers of investment securities are accounted for as sales under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” providing that we have surrendered control over the transferred securities and to the extent that we received consideration other than beneficial interests in the transferred securities.

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

Stock-Based Compensation

At November 30, 2003, we had one stock-based employee compensation plan and one senior officer stock purchase plan, which are described more fully in Note 14. We grant stock options and restricted stock to certain officers, employees and directors. Stock options are granted for a fixed number of shares with an exercise price not less than the fair value of the shares at the dates of grant. In addition, the Board of Directors may authorize us to enter into agreements with senior officers to sell shares of our common stock to the senior officers in installments over a period of time for the market price of the common stock when the agreements are entered into. As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” and SFAS No. 123, “Accounting for Stock-Based Compensation,” we continue to apply the accounting provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with regard to our equity compensation plan and stock purchase plan. No stock-based employee compensation cost relative to these plans is reflected in net income as all options granted and stock purchase agreements entered into under these plans had an exercise/purchase price not less than the market value of the underlying common stock on the date of grant/agreement. Upon the issuance of restricted stock, we record deferred compensation expense as a reduction of stockholders’ equity equal to the number of shares granted multiplied by the fair value of the stock at the date of grant. The deferred compensation expense is amortized to earnings over the vesting period. An illustration of the effect on net income and net earnings per share if we had applied the fair value recognition provisions of SFAS No. 148 and SFAS No. 123 is presented in Note 14.

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

We follow the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” when accounting for syndications of partnership interests related to affordable housing communities. Interests in these partnerships are syndicated either while the property is in development, or after it is fully developed and leased. The total proceeds from the syndication of partnership interests related to fully developed properties are received at the time of syndication, and therefore profit is recognized at that time to the extent that proceeds exceed our basis in the partnership interests sold plus any required reserves for guarantees. Proceeds from the syndication of partnership interests related to properties in development may be subject to minor modification after the date of syndication. Proceeds to be received generally depend on the amount of tax credits granted, which is only determined once the property is fully developed. Since the total proceeds to be received by us for these partnership interests are not definite at the date of syndication but ownership of the interests has transferred, we apply the cost recovery method in accounting for these sales. Gains are recognized to the extent that cash receipts exceed our basis in the partnership interests syndicated plus any required reserves for guarantees.

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

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the cost of an acquired enterprise allocated to goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Additionally, SFAS No. 142 requires that the costs of an acquired enterprise be allocated to intangible assets, including above-market, below-market, and in-place leases of operating properties, and that such costs be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. We adopted the provisions of SFAS No. 142 in 2003. The adoption of SFAS No. 142 did not have a material effect on our results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized as an asset with an offsetting liability in the period in which it is incurred if a reasonable estimate of fair value can be made. We adopted the provisions of SFAS No. 143 in 2003. The adoption of SFAS No. 143 did not have a material effect on our results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. As indicated in Note 20, we adopted the provisions of SFAS No. 144 effective December 1, 2002. SFAS No. 144 requires us to present all operating properties classified as held for sale after November 30, 2002, separately on our consolidated balance sheets, and the earnings from all properties sold or classified as held for sale after November 30, 2002, as results of discontinued operations in our consolidated statements of earnings. Prior periods are to be restated for comparative purposes. The adoption of this statement did not impact our net earnings. It did, however, impact the presentation of our financial position and operating results. Specifically, each time we sell a property or classify it as held for sale, we are required to reclassify our consolidated statements of earnings to reflect the application of SFAS No. 144 for the current year, as well as prior years, for comparability purposes.

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

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others.” FIN No. 45 requires certain guarantees to be recorded at fair value and also requires significant new disclosures related to guarantees, even when the likelihood of making any payments under the guarantees is remote. FIN No. 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, a liability, or an equity security of the guaranteed party. We adopted the new disclosure requirements of FIN No. 45 in 2003 (see Note 17). The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of FIN No. 45 did not have a material effect on our results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which is intended to clarify the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In December 2003, the FASB issued a revision to FIN No. 46. FIN No. 46 requires us to consolidate variable interest entities (“VIEs”) of which we are the primary beneficiary – those in which we have a variable interest or a combination of variable interests that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time we become involved with the entity. Reconsideration of this assessment is required under certain circumstances, which are outlined above in Basis of Presentation and Consolidation. An entity is considered to be a VIE subject to consolidation if either (i) the total equity investment at risk is not greater than the expected losses of the entity or (ii) as a group, the equity holders lack (a) the ability to participate in decisions about the entity’s activities through voting or similar rights, including proportionate voting and economic rights, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the residual returns of the entity. We have adopted the provisions of FIN No. 46 for variable interests in VIEs created after January 31, 2003. The adoption of FIN No. 46 for variable interests in VIEs created after January 31, 2003 did not have a material effect on our results of operations or financial position. The FASB has deferred the effective date for variable interests in VIEs created before February 1, 2003, to our quarter ending May 31, 2004. We have made certain transitional disclosures required by FIN No. 46 in Note 19.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this Statement generally are to be applied prospectively only. We have adopted the provisions of SFAS No. 149 effective July 1, 2003. The adoption of SFAS No. 149 did not have a material effect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This Statement is effective for financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB indefinitely deferred the effective date for the classification and measurement provisions of certain mandatorily redeemable noncontrolling interests under SFAS No. 150. We have adopted the provisions of SFAS No. 150 that are effective for the year ending November 30, 2003. The adoption of those provisions of SFAS No. 150 did not have a material effect on our results of operations or financial position.

In November 2003, the EITF reached a consensus on the disclosure provisions of EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 requires that certain quantitative and qualitative disclosures be made for certain debt securities classified as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Debt securities within the scope of EITF No. 99-20, are not subject to these disclosure provisions. The disclosures are required for fiscal years ending after December

15, 2003, and accordingly we plan to adopt the disclosure provisions of EITF No. 03-1 for the year ending November 30, 2004.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

2. Restricted Cash

	November 30,
	2003	2002
	(In thousands)

Funds held in trust for asset purchases and development	$22,973	1,757
Tenant security deposits	759	767

	$23,732	2,524

Funds held in trust for asset purchases and development primarily represent bond proceeds to be used to fund future development costs, monies resulting from property exchange transactions under Section 1031 of the Internal Revenue Code to be used for future acquisitions, and escrow accounts.

3. Investment Securities

Investment securities consist of investments in unrated and non-investment grade rated portions of various issues of CMBS. In general, principal payments on each class of security are made in the order of the stated maturities of each class so that no payment of principal will be made on any class until all classes having an earlier maturity date have been paid in full. Each class of security is, in effect, subordinate to all classes with earlier maturities. The principal repayments on a particular class are dependent upon collections on the underlying mortgages, which are affected by prepayments, extensions and defaults. As a result, the actual maturity of any class of securities may differ from its stated maturity. We have already begun to receive principal payments from some of our securities, and some have matured entirely. At November 30, 2003, the stated maturities of our CMBS investments extended through 2062 and their weighted average coupon rates ranged from 1.85% to 20.60%. Our potential yield, however, may be substantially greater than the coupon rates, because we purchase our CMBS investments at substantial discounts from the face amounts.

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

Because we may choose to sell our securities prior to stated maturity, SFAS No. 115 requires that they be classified as available-for-sale. SFAS No. 115 also requires that securities classified as available-for-sale be recorded at fair value with unrealized gains or losses, net of the related tax effects, reported in stockholders’ equity as a component of accumulated other comprehensive earnings (loss) until realized. At November 30, 2003 and 2002, the excess of fair value over amortized cost on our available-for-sale securities was $113.9 million and $213.1 million, respectively.

During the years ended November 30, 2003, 2002, and 2001, we wrote down our amortized cost by $0.9 million, $1.7 million, and $0.0 million, respectively, for other than temporary losses on securities accounted for in accordance with EITF No. 99-20. During the years ended November 30, 2003, 2002, and 2001, we wrote down our amortized cost by $17.8 million, $0.0 million, and $0.0 million, respectively, due to cash flow projections where we utilized the highest level of loss severity among possible outcomes on securities accounted for in accordance with PB No. 6.

Total fair value of our investment securities at November 30, 2003 and 2002 includes $373.0 million and $497.3 million, respectively, of investment securities pledged to creditors which can be repledged or sold by creditors under repurchase agreements (see Note 10 for description of repurchase agreements). Of the $527.4 million and $630.0 million of other investment securities at November 30, 2003 and 2002, respectively, $87.9 million and $116.1 million, respectively, have been pledged to creditors, but the counterparty does not have the right by contract or custom to repledge the securities. At November 30, 2003, the debt balance outstanding against which these assets were pledged was $98.8 million.

4. Securitization Transactions

During 2003, we sold $762.7 million in face amount of non-investment grade CMBS to a qualifying special purpose entity (the “2003 QSPE”). These CMBS were securitized into various classes of non-recourse bonds comprised of $419.5 million face amount of investment grade rated bonds, $74.0 million face amount of non-investment grade rated bonds and $269.2 million face amount of preferred shares in the issuing entity. The 2003 QSPE sold the investment grade rated bonds to unrelated third parties for net proceeds of $412.0 million which was used to pay us for the CMBS collateral securities. We used the proceeds to repay senior secured and unsecured debt, the majority of which can be re-borrowed. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we recognized a total pretax gain of $47.7 million in 2003 on the sale of the collateral CMBS to the 2003 QSPE. We retained the non-investment grade rated bonds and the preferred equity in the 2003 QSPE (the “2003 retained interests”). The aggregate face amount of the 2003 retained interests at the date of transfer was $343.2 million, the fair value of which is carried on our balance sheet classified as available-for-sale securities.

During 2002, we sold $800.6 million in face value of non-investment grade rated CMBS to a qualifying special purpose entity (the “2002 QSPE”). Those CMBS were securitized into various classes of non-recourse bonds comprised of $416.3 million face value of investment grade rated bonds, $94.1 million face value of non-investment grade rated bonds, and $290.2 million face value of preferred shares in the issuing entity. The 2002 QSPE sold the investment grade rated bonds to unrelated third parties for net proceeds of $402.3 million, which was used to pay us for the CMBS collateral securities. We used the proceeds to repay short-term debt, the majority of which could be re-borrowed. We recognized a pretax gain of $45.6 million in 2002 on the sale of the CMBS collateral securities to the 2002 QSPE. We retained the non-investment grade rated bonds and the preferred equity in the 2002 QSPE (the “2002 retained interests”). The aggregate face amount of the 2002 retained interests at the date of transfer was $384.3 million, the fair value of which is carried on our balance sheets classified as available-for-sale securities.

We are acting as the collateral manager for both of the qualifying special purpose entities, a service for which we receive a fee of 0.05% per annum of the outstanding face value. We are also the special servicer on all of the underlying CMBS transactions.

The table below summarizes the cash flows received from securitization trusts structured by us during the years ended November 30, 2003 and November 30, 2002:

	2003	2002
	(In thousands)

Proceeds from new securitizations	$412,040	402,286
Collateral management fees received	$552	133
Cash flow on retained interests	$27,291	6,746

We measure our retained interests at their estimated fair value based on the present value of the expected future cash flows, which are determined based on the expected future cash flows from the underlying CMBS and from expected changes in LIBOR. Expected future cash flows from the underlying CMBS are determined using our best estimate of certain key assumptions, primarily including anticipated losses and the timing of losses. Expected future cash flows are discounted at market yields for the rated retained interests, depending on the rating of the security, and at a fixed discount rate for the preferred equity considering the related risk. The difference between the amortized cost of the retained interests and their fair values is recorded, net of the related tax effect, in stockholders’ equity as a component of accumulated other comprehensive earnings (loss).

At the time of any transfer, we apply certain key assumptions to pre-loss cash flows, in accordance with industry standards, to determine fair value. The fair value of our retained interests at the date of our securitizations (July 2003 and July 2002) was determined based on key economic assumptions used in measuring the fair value as follows:

	2003	2002
Weighted average life in years	11.4	16.1
Residual pre-loss cash flows blended discount rate	26.3%	26.5%

When subsequently measuring the fair value of our retained interests, we apply certain key assumptions to after-loss cash flows. We estimate credit losses and the timing of losses for each loan underlying the CMBS collateral, and accordingly do not apply a constant default rate to the portfolio. At November 30, 2003 and 2002, the amortized costs of our total retained interests were $141.3 million and $78.7 million, respectively, with a combined estimated fair value of $169.6 million and $99.7 million at November 30, 2003 and 2002, respectively, based on key economic assumptions. The sensitivity of the current fair value of our retained interests to immediate adverse changes in those assumptions follows:

	2003	2002
	(In thousands, except statistics)

Weighted average life in years	14.1	15.6
Estimated credit losses (in total over the life of the trust)	$448,175	250,857
Impact on fair value of 10% adverse change	$(15,941)	(11,435)
Impact on fair value of 20% adverse change	$(26,937)	(20,866)
Residual after-loss cash flows blended discount rate	15.9%	15.6%
Impact on fair value of 100 basis points adverse change	$(8,879)	(4,998)
Impact on fair value of 200 basis points adverse change	$(16,952)	(9,535)

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

At November 30, 2003, the total principal outstanding in the two securitization structures was $1,556.2 million, of which $835.8 million has been de-recognized in our financial statements in accordance with the provisions of SFAS No. 140. During the year ended November 30, 2003, the CMBS underlying the CDOs experienced $7.1 million in realized losses, net of recoveries.

5. Derivative Financial Instruments and Hedging Activities

In accordance with SFAS No.133, and related interpretations, we record each derivative instrument as either an asset or a liability on our balance sheets at its fair value. At November 30, 2003 and 2002, we had a derivative liability of $31.6 million and $29.3 million, respectively, which is included in accrued expenses and other liabilities on our balance sheets. At November 30, 2003 and 2002, we had a derivative asset of $1.9 million and $0.0 million, respectively, which is included in other assets on our balance sheets. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.

Hedging Objectives and Strategies

With regard to risk management in general, and interest rate risk in particular, our fundamental philosophy is centered on a desire to tolerate only a relatively small amount of risk. We have an interest rate risk management policy with the objective of: (i) managing our interest costs and (ii) reducing the impact of unpredictable changes in the values of our available-for-sale securities due to movements in interest rates. To meet these objectives, we employ hedging strategies to limit the effects of changes in interest rates on our income and cash flows and on the value of our available-for-sale securities.

We do not enter into derivative instruments for any purpose other than cash flow and fair value hedging purposes. That is, we do not enter into derivative instruments for speculative purposes. However, the securitization transaction that we completed in July 2002 was structured in such a way that it gave rise to an embedded derivative. Since this embedded derivative was not entered into for hedging purposes, changes in its fair value are recorded in earnings in accordance with SFAS No. 133 and related interpretations. In order to hedge the potential cash flow and earnings volatility of this embedded derivative, we entered into an offsetting derivative instrument in 2003. Because the offsetting derivative is not specifically designated to assets or liabilities, the changes in its fair value and net interest payments are also recorded in earnings. While not a hedge for accounting purposes, this derivative is an effective economic hedge of the embedded derivative from the 2002 securitization transaction, and greatly minimizes the income and cash flow volatility of the embedded derivative that arises due to changes in interest rates.

Due to the sale of hedged CMBS bonds into the 2003 QSPE, discussed in Note 4, we had a large interest rate swap in a net liability position that was no longer required for hedging purposes. In accordance with our risk management policy, we did two things related to this interest rate swap to minimize volatility in future earnings and cash flow while minimizing our current cash outflow: (i) entered into a derivative transaction (the “reverse swap”) to fully offset the changes in value of the existing interest rate swap; and (ii) set up a repayment schedule to compensate the counterparty for the value of the reverse swap. Because the two offsetting swaps are not specifically designated to assets or liabilities, changes in their respective fair values are recorded currently in earnings. The terms of the two swaps are perfectly matched and offset, so that no impact to our cash flow or earnings will occur as interest rates change. The repayment schedule for the reverse swap is considered to be a variable liability for accounting purposes, and accordingly changes in its value impact our earnings. However, the repayment schedule is much less volatile than the derivative to which it relates, and therefore changes in its value are not expected to be material.

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

We periodically enter into derivative financial arrangements, primarily interest rate swap agreements, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively change the variable-rate cash flows on debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, we receive payments equal to interest at variable rates on specified notional amounts and make payments equal to interest at fixed rates on the same notional amounts, thereby generating variable-rate income to offset variable-rate interest obligations and creating the equivalent of fixed-rate debt. At November 30, 2003, we had seven such interest rate swap agreements hedging changes in interest costs with a notional amount of $172.6 million, which mature through December 2004. At November 30, 2002, we had ten such interest rate swap agreements hedging changes in interest costs with a notional amount of $242.9 million.

We record the fair value of each interest rate swap agreement designated as a hedging instrument for variable-rate debt obligations as a derivative asset or liability. Changes in the fair value of the interest rate swap agreements designated as hedges are reported as unrealized gains or losses in stockholders’ equity as a component of accumulated other comprehensive earnings (loss). If a derivative instrument is not designated as a hedge, the gain or loss resulting from a change in fair value is recognized in earnings in the period of change. If a derivative instrument is designated as a hedge but the derivative instrument is not fully effective in hedging the designated risk, the ineffective portion of the gain or loss is reported in earnings immediately.

If the cash flow hedge is terminated, the net gain or loss remains in accumulated other comprehensive earnings (loss), and is reclassified into earnings in the same periods during which the cash flows on the hedged item affect earnings. If the hedged item matures, is terminated, or is disposed of, the corresponding hedge is either terminated or designated to a similar instrument.

At November 30, 2003 and 2002, $2.1 million and $4.3 million, respectively, of our derivative liability related to interest rate swap agreements hedging changes in interest costs, was reported as an unrealized loss, net of the related tax effect, in accumulated other comprehensive earnings (loss). Unrealized gains and losses held in accumulated other comprehensive earnings (loss) are reclassified to earnings in the same period or periods that the hedged cash flows affect earnings. We estimate that approximately $1.3 million of the unrealized loss, currently reflected in other comprehensive earnings (loss), net of the related tax effect, will be reclassified to earnings within the next twelve months, resulting in an additional before tax interest expense of $2.1 million.

Interest expense for the years ended November 30, 2003, 2002 and 2001 includes no net gains or losses representing cash flow hedge ineffectiveness arising from differences between the critical terms of the interest rate swap agreements and the hedged debt obligations, since the terms of our swap agreements and debt obligations were matched.

Fair Value Hedging Instruments

To manage the risk associated with unpredictable changes in asset values related to the effect of movements in interest rates on our fixed-rate available-for-sale securities, we periodically use derivative financial instruments, primarily interest rate swap agreements. Under the terms of these swap agreements, we receive variable interest rate payments and make fixed interest rate payments. At November 30, 2003, we had five such interest rate swap agreements hedging changes in asset values with a notional amount of $84.3 million, which mature through December 2011. At November 30, 2002, we had three such interest rate swap agreements hedging changes in asset values with a notional amount of $213.6 million.

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

If a derivative instrument designated as a fair value hedge is terminated, changes in the value of the hedged available-for-sale securities are reported prospectively in accumulated other comprehensive earnings (loss). If a hedged available-for-sale security matures or is disposed of, we may designate the derivative instrument to other similar assets, or may terminate the related portion of the derivative instrument.

We recorded income of $1.8 million and losses of $1.1 million and $1.0 million during the years ended November 30, 2003, 2002 and 2001, respectively, for ineffectiveness of hedges against changes in asset values. These amounts are included in other operating income, net in our consolidated statements of earnings.

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

6. Mortgage Loans, Net

	November 30,
	2003	2002
	(In thousands)

Mortgage loans	$477,905	439,892
Allowance for losses	(7,548)	(3,477)
Unaccreted discounts	(7,812)	(6,160)

	$462,545	430,255

Most of our mortgage loans are structured junior participations in institutional quality short- to medium-term variable-rate real estate loans (“B-notes”). The total carrying amount of mortgage loans at November 30, 2003 and 2002 that served as collateral for our borrowings was $215.3 million and $285.2 million, respectively. Included in these amounts were $46.2 million and $12.8 million of mortgage loans at November 30, 2003 and 2002, respectively, which were pledged to creditors which can be repledged or sold by creditors under reverse repurchase agreements. At November 30, 2003, the debt balance outstanding against which the mortgage loans were pledged was $8.1 million.

7. Operating Properties and Equipment, Net

	November 30,
	2003	2002
	(In thousands)

Office buildings	$373,530	365,820
Apartment communities	66,035	60,088
Retail centers	127,997	76,888
Industrial/warehouse facilities	45,699	36,128
Hotels	82,772	82,049
Ground leases	4,585	4,585

Total operating properties	700,618	625,558
Furniture, fixtures and equipment	34,951	33,600

	735,569	659,158
Accumulated depreciation	(94,627)	(74,072)

	$640,942	585,086

At November 30, 2003 and 2002, $514.6 million and $485.6 million, respectively, of operating properties and equipment served as collateral for our borrowings. At November 30, 2003, the debt balance outstanding against which these assets were pledged was $296.0 million.

We lease as lessor our office, retail, industrial/warehouse and other facilities under non-cancelable operating leases with terms in excess of twelve months. The future minimum rental revenues under these leases subsequent to November 30, 2003 are as follows (in millions): 2004 - $47.5; 2005 - $42.7; 2006 - $35.8; 2007 - $30.7; 2008 - $26.6 and thereafter - $117.3.

During 2003, we received a $24.0 million lease termination fee from a tenant that had originally leased 100% of one of our office buildings for ten years. Approximately $8.9 million of that fee was a recovery of capitalized and deferred costs associated with the lease. The remaining $15.1 million was recorded as other operating income. In accordance with SFAS No. 144, a loss provision in the amount of $15.1 million was recorded in 2003 for the impairment of this property to reflect the current market value of the building without the tenant. The fair value of this property was determined based on the discounted expected future cash flows from the property.

8. Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share calculations for the years ended November 30, 2003, 2002 and 2001, respectively:

	Years Ended November 30,
	2003	2002	2001
	(In thousands, except per share amounts)
Numerator
Numerator for basic and diluted earnings per share:
Earnings from continuing operations	$81,169	140,192	133,402
Earnings from discontinued operations	28,413	3,686	1,711

Net earnings	$109,582	143,878	135,113

Denominator
Denominator for basic earnings per share - weighted average shares	29,289	33,460	33,364
Effect of dilutive securities:
Stock options	393	476	666
Restricted stock	1,004	691	879
Other	32	22	7

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	30,718	34,649	34,916

In 2003, we issued $235.0 million principal amount of 5.5% convertible senior subordinated notes due 2023. The notes are convertible into our common stock if the market price of our common stock exceeds certain thresholds or in other specified instances, at a rate of 22.0848 shares per $1,000 principal amount, which totals 5.2 million shares. These shares were not included in the calculation of diluted earnings per share in 2003, because such conditions were not met.

9. Investments in Unconsolidated Partnerships

Summarized financial information on a combined 100% basis related to our partnerships accounted for by the equity method at November 30, 2003 and 2002 follows:

	November 30,
	2003	2002
	(In thousands)
Assets
Cash	$125,047	42,335
Portfolio investments	2,352,768	2,316,624
Other assets	122,571	125,111

	$2,600,386	2,484,070

Liabilities and equity
Accounts payable and other liabilities	$159,467	160,679
Notes and mortgages payable	1,404,118	1,455,024
Equity of:
LNR	435,050	356,367
Others	601,751	512,000

	$2,600,386	2,484,070

For 2003, our equity in the partnerships’ financial statements shown above is higher than our recorded investment in unconsolidated partnerships by $8.5 million, primarily due to deferred profits we have yet to recognize on sales of partnership assets in 2003 between non-consolidated partnerships. For 2002, our equity in the partnerships’ financial statements shown above is less than our recorded investment in unconsolidated partnerships by $4.6 million, primarily due to a partnership which had distributed cash in excess of our investment, which we have reflected in other liabilities. The partnerships’ portfolio investments consist primarily of CMBS, commercial and multi-family residential real estate, mortgage loans collateralized by real estate, land and other investments.

Summarized operating results on a combined 100% basis related to our partnerships accounted for by the equity method for the years ended November 30, 2003, 2002 and 2001 follows:

	Years Ended November 30,
	2003	2002	2001
	(In thousands)

Revenues and other income	$351,680	343,181	442,638
Costs and expenses	254,342	230,873	236,280

Earnings of partnerships	$97,338	112,308	206,358

Our share of earnings	$51,974	46,361	75,152

The following are the three most significant partnerships we have investments accounted for on the equity method. In total they represent 11% of total assets and 65% of our partnership interests.

LandSource

In November 2003, we and Lennar each contributed our 50% interests in all the jointly owned entities that had significant assets to a new limited liability company named LandSource Communities Development LLC (“LandSource”), in exchange for 50% interest in LandSource. In addition, in July 2003, Lennar and we formed, and obtained 50% interests in, NWHL Investment LLC (“NWHL”), which in January 2004 purchased The Newhall Land and Farming Company (see Note 21).

The most significant property entity contributed to LandSource by both us and Lennar was Lennar Land Partners (“LLP”), which had been transferred to us at the time of the spin-off from Lennar in 1997. LLP is engaged in the acquisition, development and sale of land that is suitable for residential or commercial development, which it sells to homebuilders and commercial developers, including us and Lennar. LLP is also engaged in the development and sale of homes. The other property entities owned by LandSource include a closed military facility located in California which is being converted to a master planned community and an office property located in California which is being redeveloped into for-sale residential units. Both us and Lennar have equal voting rights on all major decisions with respect to LandSource and its subsidiaries. Our by-laws require that transactions between us and Lennar with respect to these entities be approved by our Transaction Review Committee, which is entirely comprised of members of our Board who are not directors, officers or employees of Lennar. The assets, liabilities and earnings of LandSource at and for the year ended November 30, 2003 were $347.5 million, $122.3 million and $125.1 million, respectively. Our investment in LandSource was $112.6 million at November 30, 2003.

At November 30, 2003, the debt of LandSource and its subsidiaries is non-recourse to us, with the exception of one $1.4 million guarantee. Along with Lennar, we were providing limited maintenance guarantees on $35.4 million of LLP’s debt. These limited guarantees only apply if the fair value of the collateral (generally land and improvements thereto) is less than a specified multiple of the loan balance and LLP does not have the ability to pay down the loan balance to the appropriate level. We have also provided debt service guarantees which only apply if the partnership defaults on its loan arrangements. If we are required to make a payment under these guarantees, the payment would be accounted for as a capital contribution to the partnership and increase our share of capital distributed upon the dissolution of the partnership.

Madison

Formed in March 1999, Madison Square Company LLC (“Madison”) invests in real estate securities, primarily CMBS. Our investment in Madison as of November 30, 2003 was $81.8 million, representing a 25.8% ownership interest. We maintain a significant ongoing role in the venture for which we earn fees, both as the special servicer for the purchased CMBS transactions and for providing services for the management of the venture. The assets, liabilities and loss of Madison at and for the year ended November 30, 2003 were $826.7 million, $506.6 million and $14.6 million, respectively. The debt of the partnership is non-recourse to us.

International Partnership

During 2002, we entered the European commercial real estate market through an investment in an unconsolidated partnership. The assets of this partnership include a note receivable from our partner and an investment in an unconsolidated partnership, which owns a pool of 362 commercial real estate properties located throughout France. Our investment in this partnership was $81.7 million at November 30, 2003. The assets, liabilities and earnings for this international partnership at and for the year ended November 30, 2003 were $83.1 million, $2.3 million and $6.8 million, respectively.

10. Mortgage Notes and Other Debts Payable

	November 30,
	2003	2002
	(In thousands)
Secured debt without recourse to us:
Mortgage notes on operating properties and land with fixed interest rates (2.00% to 11.00% at November 30, 2003), due through March 2043	$77,434	98,682
Mortgage notes on operating properties and land with floating interest rates (2.92% to 4.17% at November 30, 2003), due through June 2008	68,045	110,822
Repurchase agreements with floating interest rates (2.71% to 3.23% at November 30, 2003), secured by CMBS and B-notes, due through April 2007	98,786	108,034
Term loans with floating interest rates, secured by CMBS, due through June 2004	—	25,104
Secured debt with recourse to us:
Mortgage notes on operating properties and land with floating interest rates (2.27% to 3.67% at November 30, 2003), due through June 2008	150,562	159,495
Repurchase agreements with floating interest rates, secured by CMBS and B-notes, due through January 2006	—	90,462
Revolving credit line with a floating interest rate, secured by CMBS and mortgage loans, due through November 2007	—	201,455
Term loan with a floating interest rate (2.42% at November 30, 2003), secured by a mortgage loan, due July 2004	8,122	9,625
Unsecured debt with recourse to us:
Revolving credit line with a floating interest rate, due through July 2006	—	89,700
Convertible senior subordinated notes with a fixed interest rate of 5.5%, due March 2023	235,000	—
Senior subordinated notes with a fixed interest rate of 7.25%, due October 2013	350,000	—
Senior subordinated notes with a fixed interest rate of 7.625%, due July 2013	350,000	—
Senior subordinated notes with a fixed interest rate of 9.38%, due March 2008	—	199,526
Senior subordinated notes with a fixed interest rate of 10.50%, due January 2009	44,837	247,057

	$1,382,786	1,339,962

Information concerning our more significant debt instruments follows:

Secured Bank Lines

Through certain subsidiaries, we have four secured revolving credit lines with an aggregate commitment of $366.3 million of which there were no borrowings outstanding at November 30, 2003. Interest is variable and is based on a range of LIBOR plus 75 - LIBOR plus 250. The lines are collateralized by CMBS and mortgage loans and mature through November 2007. The agreements contain certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities. We have guaranteed the obligations of our subsidiaries under all of these agreements. We expect to refinance or extend these facilities on substantially the same terms as the existing agreements.

Repurchase Agreements and Term Loans

Through certain subsidiaries, we have nine reverse repurchase obligation facilities (“repos”) through which we finance selected CMBS and B-notes. The repo agreements contain provisions which may require us to repay amounts or post additional collateral prior to the scheduled maturity dates under certain circumstances. For example, if the market value of the collateral falls significantly, we could be required either to use cash flow we need to operate and grow our business, or sell assets at a time when it may not be most appropriate for us to do so, to generate cash needed to repay amounts under repo obligations. Our repos are summarized below:

Commitment Amount	Outstanding Amount	Collateral Type	Interest Rate	Maturity Date	Recourse
(In thousands)

$100,000	$45,970	CMBS	LIBOR + 150-250	April 2007	Non-recourse
150,000	52,816	CMBS	LIBOR + 125-225	April 2005	Non-recourse
37,906	—	CMBS	LIBOR + 125-175	January 2004 - August 2004	Recourse(1)
50,000	—	CMBS	LIBOR + 150	June 2004	Recourse
430,000	—	CMBS	LIBOR + 150-300	January 2006	Limited Recourse(2)
120,000	—	CMBS	LIBOR + 150-190	January 2005	Recourse
75,000	—	B-notes	LIBOR + 150-225	February 2006	Non-recourse
100,000	—	B-notes	LIBOR + 150-225	February 2007	Recourse
100,000	—	B-notes	LIBOR + 175-275	November 2007	Recourse

$1,162,906	$98,786

(1)	Except for $3.7 million of the commitment, which is non-recourse.

(2)	$8.2 million of the commitment is recourse.

We have a non-recourse term loan for one specific CMBS transaction through which we finance BB, B and unrated bonds. The commitment amount is $11.7 million and there was no balance outstanding as of November 30, 2003. This facility matures in June 2004. Interest is calculated using a range of LIBOR plus 25 – LIBOR plus 150, which varies based on the rating of the collateral pledged to the facility.

Through a subsidiary, we have seller financing in the form of a term loan for one mortgage loan investment, which we have guaranteed. This facility had an outstanding balance of $8.1 million at November 30, 2003 and matures in July 2004, which matches the maturity date of the mortgage loan securing the facility. Interest on this term loan is variable at LIBOR plus 125.

We expect to refinance or extend these facilities on substantially the same terms as the existing agreements. If we are not able to fully replace these repos and/or term loans, we can repay them using availability under other existing facilities or from cash flow generated from operations or asset sales.

Unsecured Revolving Credit Facility

We and certain of our subsidiaries have entered into an unsecured revolving credit facility, with a maximum commitment of $400.0 million and a maturity date of July 2006, assuming a one-year extension option is exercised. At November 30, 2003, there were no borrowings outstanding and we had $15.5 million of outstanding standby letters of credit utilizing the facility. Interest is calculated using a range of LIBOR plus 175 – LIBOR plus 325, which varies based on our leverage. At November 30, 2003, interest was LIBOR plus 200. The facility contains certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities.

Unsecured Senior Subordinated Notes

In March 2003, we issued $235.0 million principal amount of 5.5% convertible senior subordinated notes due March 2023. The proceeds from the sale were used to repurchase shares of our common stock, to repay senior secured and unsecured revolving debt, and for general corporate purposes. The notes can be converted into our common stock at a conversion price per share of $45.28 under certain circumstances, including when the market price of the common stock is more than 120% of the conversion price. We will have the right to redeem the notes beginning in 2008. Holders will have the right to require us to repurchase the notes in 2010 and 2017. If holders require us to repurchase the notes, we will be able to pay the repurchase price in cash or with shares of our common stock. If this were to occur, we currently expect to pay the repurchase price in cash.

In July 2003, we issued $350.0 million principal amount of 7.625% senior subordinated notes due July 2013. A portion of the proceeds from the sale were used to redeem $200.0 million principal amount of 9.375% senior subordinated notes due 2008 at a redemption price equal to 104.688% of principal plus accrued interest to the redemption date. The remainder of the proceeds were used to repay senior secured and unsecured debt and for general corporate purposes. Primarily as a result of the redemption of the notes at a premium, we recorded a pretax loss of $10.3 million in 2003.

Prior to 2002, we issued at a discount $250 million principal amount of unsecured senior subordinated notes due January 15, 2009, with a stated interest rate of 10.5%, payable semi-annually. During October and November 2003, we retired $204.7 million principal amount of these notes at a premium, including $73.1 million principal amount tendered in response to a tender offer and $131.6 million principal amount purchased in the open market, which resulted in a pretax loss of $18.3 million in 2003. Approximately $45.3 million principal amount of the notes, with an unamortized discount of $0.5 million, remained outstanding as of November 30, 2003 and was redeemed in January 2004 at a price equal to 105.375%.

In October 2003, we issued $350.0 million principal amount of 7.25% senior subordinated notes due October 2013. A portion of the proceeds from the sale were used to retire the $204.7 million principal amount of 10.5% notes and redeem the $45.3 million principal amount of 10.5% notes discussed above. The remainder of the proceeds were used to repay senior secured debt. In December 2003, we issued an additional $50.0 million principal amount of these 7.25% notes as an add-on to these existing senior subordinated notes, bringing the total principal amount of 7.25% senior subordinated notes due 2013 to $400.0 million.

The subordinated notes contain certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities.

Maturities

The aggregate principal maturities of mortgage notes and other debts payable subsequent to November 30, 2003, assuming extensions which are exercisable at our option, are as follows (in millions): 2004—$29.1; 2005—$197.5; 2006—$40.6; 2007—$84.9; 2008—$25.0 and thereafter—$1,005.7. All of the notes secured by land contain collateral release provisions.

11. Income Taxes

The provision for income taxes on earnings from continuing operations consisted of the following for the years ended November 30, 2003, 2002 and 2001:

	Years Ended November 30,
	2003	2002	2001
	(In thousands)
Current
Federal	$80,659	69,248	68,804
Federal Low-Income Housing Tax Credits	(7,511)	(10,089)	(11,635)
State	3,141	3,556	37,479

	76,289	62,715	94,648

Deferred
Federal	(40,900)	948	(3,118)
State	2,896	3,255	(21,394)

	(38,004)	4,203	(24,512)

Total income tax expense from continuing operations	$38,285	66,918	70,136

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences of our deferred tax assets and liabilities at November 30, 2003 and 2002 follow:

	November 30,
	2003	2002
	(In thousands)
Deferred tax assets
Investment securities and mortgage loans	$39,940	1,814
Reserves and accruals	35,862	34,759
Investments in unconsolidated partnerships	14,471	3,165
Other	2,033	5,391

Total deferred tax assets	92,306	45,129

Deferred tax liabilities
Operating properties, equipment and land	11,403	20,689
Deferred income	60,217	67,472

Total deferred tax liabilities	71,620	88,161

Net deferred tax asset (liability)	$20,686	(43,032)

Based on our assessment, it is more likely than not that the deferred tax assets will be realized through future taxable income.

A reconciliation of the statutory rate to the effective tax rate from continuing operations for the years ended November 30, 2003, 2002 and 2001 follows:

	% of Pre-tax Income Years Ended November 30,
	2003	2002	2001
Federal statutory rate	35.0	35.0	35.0
Low-Income Housing Tax Credits	(6.3)	(4.9)	(5.7)
State income taxes, net of federal income tax benefit	3.3	2.2	5.1

Effective tax rate	32.0	32.3	34.4

12. Minority Interests

Minority interests relate to the third-party ownership interests in entities (both corporations and partnerships) we consolidate (see Note 1). For financial reporting purposes, the entities’ assets, liabilities and results of operations are consolidated with those of ours, and the third parties’ interests in the entities are included in our consolidated financial statements as minority interests. As of November 30, 2003, we have no mandatorily redeemable minority interests subject to the disclosure provisions of SFAS No. 150.

13. Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by us at November 30, 2003 and 2002, using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, other assets and accounts payable, which had fair values approximating their carrying values.

	November 30,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets
Mortgage loans	$462,545	470,229	430,255	446,955
Investment securities available-for-sale	$900,334	900,334	1,127,313	1,127,313
Liabilities
Mortgage notes and other debts payable	$1,382,786	1,456,404	1,339,962	1,354,692
Liabilities related to assets held for sale - mortgage notes and other debts payable	$—	—	145,502	145,502
Net derivative liability	$31,551	31,551	29,251	29,251

We used the following methods and assumptions in estimating fair values:

Mortgage loans: The fair values are based on discounting future cash flows using the current interest rates at which similar loans would be made or are estimated by us on the basis of financial or other information.

Investment securities available-for-sale: We classify all of our CMBS securities as available-for-sale. In 2003 and 2002, the fair values of the investment securities are based on quoted market prices, or where quoted market prices are not available, are estimated by us based on discounted expected future cash flows.

The fair value of available-for-sale securities of $900.3 million and $1,127.3 million at November 30, 2003 and 2002, respectively, includes unrealized gains of $136.7 million and $224.1 million and unrealized losses of $37.2 million and $26.0 million, respectively.

Mortgage notes and other debts payable and Liabilities related to assets held for sale - mortgage notes and other debts payable: The fair value of fixed-rate borrowings is based on quoted market prices, if available, or discounting future cash flows using our incremental borrowing rate. Variable-rate borrowings are tied to market indices, and thereby approximate fair value.

Net derivative liability: The fair value of derivatives is based on prices obtained from independent third parties, which represents an estimate of the amounts we would pay or receive to terminate the agreement.

14. Capital Stock

Preferred Stock

We have 500,000 shares of authorized preferred stock, $10 par value. At November 30, 2003 and 2002, no shares of preferred stock were issued or outstanding. The preferred stock may be issued in series with any rights, powers and preferences which may be authorized by our Board of Directors.

Common Stock

We have two classes of common stock. The common stockholders have one vote for each share owned in matters requiring stockholder approval and during the years ended 2003, 2002 and 2001 received quarterly dividends of $.0125 per share. Class B common stockholders have ten votes for each share owned and during the years ended 2003, 2002 and 2001 received quarterly dividends of $.01125 per share. Class B common stock cannot be transferred, except to family members of the current holder or trusts or entities for their benefit or which they own. Class B common stock can be converted into common stock at any time. Common stock cannot be converted into Class B common stock. As of November 30, 2003, Mr. Stuart Miller, the Chairman of our Board of Directors, owned or controlled 9.7 million shares of Class B common stock, which represented over 99% of the Class B common stock outstanding and 83% of the voting power of both classes combined.

Our Board of Directors approved a stock repurchase plan authorizing us to buy back up to 12.5 million shares of our common stock, including 3.0 million shares of common stock authorized in 2003. During the years ended November 30, 2003, 2002 and 2001, we purchased 4.1 million shares, 1.7 million shares and 0.3 million shares, respectively, under this program, bringing the inception-to-date total number of shares we have purchased under this program through November 30, 2003 to 9.1 million shares.

Stock Option Plans

The 2000 Stock Option and Restricted Stock Plan (the “2000 Plan”) provides for the granting of options and restricted stock to certain of our officers, employees and directors. The aggregate maximum number of shares, approved by the stockholders, which may be exercised as options and/or issued as restricted stock is 6,000,000.

Options granted under the 2000 Plan will expire not more than 10 years after the date of grant, except that incentive stock options granted to a key employee who is a 10% stockholder or a member of a 10% stockholder’s family will expire not more than five years after the date of grant. The exercise price of each stock option granted under the 2000 Plan will be 100% of the fair market value of the common stock on the date the stock option is granted, except in the case of a key employee who is a 10% stockholder or a member of a 10% stockholder’s family, in which case the incentive stock option price may not be less than 110% of the fair market value of the common stock on the date the stock option is granted, and except as to stock options granted to replace Lennar stock options held by Lennar employees who became our employees at the time our Company was spun off from Lennar Corporation (the “Spin-off”), which have exercise prices based on the exercise prices of the Lennar stock options which they replaced.

If we are required to pay withholding taxes as a result of the exercise of an option, we may at our discretion, either reduce the number of shares of common stock to be issuable upon exercise of the stock option or require that the grantee remit to us the amount of withholding tax required as a result of the exercise. During the year ended November 30, 2003, 18,135 shares of common stock were relinquished to us, at a weighted average price of $33.62, for the payment of withholding taxes resulting from the exercise of options.

Under the 2000 Plan, the aggregate number of shares of restricted stock granted to an officer, employee or director in any fiscal year cannot exceed 500,000 shares. During the year ended November 30, 2003, 825,000 shares of restricted stock were granted, with a weighted average fair value on date of grant of $34.80 per share. We did not grant restricted stock during the year ended November 30, 2002. During the year ended November 30, 2001, 10,000 shares of restricted stock were granted, with a weighted average fair value on date of grant of $26.84 per share. We recorded deferred compensation expense relating to these shares of $28.7 million in 2003, $0.0 million in 2002 and $0.3 million in 2001 as a separate component of stockholders’ equity. These deferred expenses are being amortized to earnings over a five-year vesting period. Amortization expense related to deferred compensation for restricted stock was $6.9 million, $3.2 million and $3.2 million for the years ended November 30, 2003, 2002 and 2001, respectively.

A summary of our stock option activity under the 2000 Plan for the years ended November 30, 2003, 2002 and 2001 follows:

	Years Ended November 30,
	2003		2002		2001
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,631,270	$22.77	1,664,049	$20.83	1,743,559	$18.34
Granted	354,000	$37.84	184,923	$32.08	167,500	$27.37
Forfeited	(9,515)	$31.14	(17,666)	$23.69	(11,450)	$27.12
Exercised	(210,046)	$18.23	(200,036)	$15.21	(235,560)	$6.79

Outstanding, end of year	1,765,709	$26.28	1,631,270	$22.77	1,664,049	$20.83

Exercisable, end of year	680,194	$22.89	618,788	$21.44	562,736	$19.39

The following table summarizes information about stock options outstanding at November 30, 2003:

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at November 30, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at November 30, 2003	Weighted Average Exercise Price
$ 9.92–$14.88	34,527	2.36	$11.28	14,589	$11.37
$14.89–$22.33	465,184	5.06	$18.05	232,471	$18.31
$22.34–$33.51	884,008	5.13	$26.28	423,641	$25.52
$33.52–$41.67	381,990	6.18	$37.68	9,493	$35.93

We have elected to account for our employee stock options under APB Opinion No. 25 and related Interpretations. No compensation expense is recorded under APB Opinion No. 25 because the exercise price of our employee common stock options equaled the market price for the underlying common stock on the grant date.

Under the terms of the Lennar 1991 Stock Option Plan (the “Lennar Option Plan”), participants in the Lennar Option Plan who exercise after the Spin-off options they held at the time of the Spin-off (and who did not amend the terms of their options prior to the Spin-off to provide otherwise) will receive upon exercise of Lennar stock options one share of our common stock for each share of Lennar stock received. In connection with the Spin-off, we agreed to deliver shares of our common stock to participants in the Lennar Option Plan who exercise options and are entitled to our common stock. There were Lennar stock options outstanding at the time of the Spin-off which could entitle the holders to purchase up to 615,600 shares of our common stock. Of these options, 9,000 and 241,500 were exercised during the years ended November 30, 2003 and 2002, respectively. There were 3,750 Lennar stock options outstanding as of November 30, 2003, of which none were exercisable. We do not receive any portion of the exercise price of the Lennar stock options.

Senior Officers Stock Purchase Plan

In January 2001, we adopted the 2001 Senior Officers Stock Purchase Plan (the “2001 Plan”). Under the 2001 Plan, the Board of Directors may authorize us to enter into agreements with senior officers to sell shares of our common stock to the senior officers in installments over a period of time for the market price of the common stock when the agreements are entered into. Purchases are timed to correspond to scheduled receipts of deferred compensation payments, but the senior officers’ obligations to purchase and pay for stock are not subject to the deferred compensation payments being received. The agreements bind us to sell shares, and the senior officers to purchase shares, for the agreed price, except that the agreement with a senior officer will terminate if the senior officer ceases to be employed by us. The maximum number of shares we may agree to sell under the 2001 Plan is 500,000. During 2003, senior officers entered into agreements to purchase 49,880 shares during 2004 through 2008 at a weighted average exercise price of $34.83 per share. During 2002, senior officers entered into agreements to purchase 62,298 shares during 2003 through 2007 at a weighted average exercise price of $36.09 per share. During 2001, senior officers entered into agreements to purchase 160,335 shares during 2002 through 2006 at a weighted average exercise price of $29.23 per share. During 2003 and 2002, 57,212 and 45,792 shares, respectively, were purchased by senior officers under the 2001 Plan at a weighted average exercise price of $30.90 and $29.11 per share, respectively.

We have elected to account for the 2001 Plan under APB Opinion No. 25 and related Interpretations. No compensation expense was recorded under APB Opinion No. 25 because the purchase price determined for the common stock equaled the market price of the common stock when the agreement was entered into and the deferred compensation payment amount was already recorded as compensation expense when it was earned.

“Pro forma” Information

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” and SFAS No. 123, “Accounting for Stock-Based Compensation,” we continue to apply the accounting provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, with regard to the measurement of employee compensation cost for stock options and stock under the 2001 Plan. We determined this information using the fair value method of SFAS No. 123. The fair value of these options and stock granted under the 2001 Plan was determined at the date of grant using the Black-Scholes option-pricing model. The weighted average fair value per share of grants under these plans was $10.70, $11.77 and $11.52 as of November 30, 2003, 2002 and 2001, respectively.

The significant weighted average assumptions used for the years ended November 30, 2003, 2002 and 2001 follows:

	Years Ended November 30,
	2003	2002	2001
Dividend yield	0.13%	0.15%	0.18%
Volatility rate	0.33	0.36	0.45
Risk-free interest rate	2.48%	3.85%	4.88%
Expected option life (years)	2–7	2–7	2–7

The estimated fair value of the stock options, stock under the 2001 Plan and restricted stock is recognized in expense over the vesting periods for “pro forma” disclosures. The earnings per share “pro forma” for the effects of SFAS No. 123 is not indicative of the effects on reported net earnings for future years. For purposes of these calculations, we have excluded shares which may be delivered to participants in the Lennar Option Plan who exercise Lennar stock options, who are not employees and do not otherwise receive compensation from us. Our reported “pro forma” information for the years ended November 30, 2003, 2002 and 2001 follows:

	Years Ended November 30,
	2003	2002	2001
	(In thousands, except per share amounts)

Net earnings, as reported	$109,582	143,878	135,113
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	4,552	2,158	2,089
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(7,120)	(4,603)	(4,467)

Pro forma net earnings	$107,014	141,433	132,735

Earnings per share:
Basic–as reported	$3.74	4.30	4.05

Basic–pro forma	$3.65	4.23	3.98

Diluted–as reported	$3.57	4.15	3.87

Diluted–pro forma	$3.48	4.08	3.80

In our opinion, existing stock-based compensation valuation models do not provide a reliable single measure of the fair value of stock-based compensation awards that have vesting provisions and are not transferable. In addition, these models require the input of highly subjective assumptions, including expected stock price volatility.

Savings Plan

The LNR Property Corporation Savings Plan (the “Savings Plan”) allows employees to participate and make contributions to our Savings Plan which are invested on their behalf. We may also make contributions to the Savings Plan for the benefit of employees. Participants in the plan self direct both salary deferral and employer matching contributions. We have 11 different options for participants to direct their contributions, one of which is LNR common stock. We record as compensation expense our contributions to the Savings Plan. We contributed $0.8 million, $0.6 million and $0.6 million to the Savings Plan during each of the years ended November 30, 2003, 2002 and 2001, respectively.

Employee Share Repurchase Plan

In January 2001, our Board of Directors approved the Employee Share Repurchase Plan (the “Repurchase Plan”). Under the Repurchase Plan, employees can request that we consider purchasing shares of common stock that the employees acquired through the exercise of stock options or whose common stock became non-forfeitable on a restricted stock vesting date. The Repurchase Plan was amended in 2002 to include Lennar Options (under the Lennar Option Plan) and stock purchased under the 2001 Plan. If the purchase is approved by the Board of Directors or a committee designated by the Board of Directors, we will purchase the shares at the market price on the applicable option exercise date, restricted share vesting date or stock purchase date. During 2003 and 2002, we repurchased 195,000 shares and 150,000 shares, respectively, of LNR common stock at a weighted average price per share of $34.01 and $34.98, respectively, under the Repurchase Plan.

Restrictions on Payments of Dividends

Our senior subordinated debt indenture and various credit agreements restrict our payment of dividends on both our common stock and Class B common stock. These restrictions limit dividends to a percentage of our cumulative net earnings and currently do not impact our ability to declare and pay dividends.

15. Related Party Transactions

A member of our Board of Directors who has voting control of us is also the President and Chief Executive Officer of Lennar. Our by-laws require that transactions between us and Lennar be approved by a Transaction Review Committee, which is entirely comprised of members of our Board, who are not directors, officers or employees of Lennar. Lennar is a partner with us in LandSource (see Note 9) and several other smaller partnerships.

Management Fees paid to LNR

During the years ended November 30, 2003, 2002 and 2001, we received management fees from the partnerships totaling $0.7 million, $1.8 million and $1.1 million, respectively, from managing these partnerships.

Management Fees paid to Lennar

During the years ended November 30, 2003, 2002 and 2001, Lennar received management fees and general contractor fees from the partnerships totaling $10.2 million, $10.5 million and $7.4 million, respectively, from managing these partnerships.

Purchases by LNR

In 2003 and 2001, we made no acquisitions of assets from Lennar or these partnerships. In 2002, we purchased land from one of these partnerships for $12.4 million and we purchased from Lennar a 50% interest in one of these partnerships for $8.1 million. In 2003, a joint venture in which both we and Lennar have a non-controlling interest purchased residential land from a LandSource entity for $71.0 million. All of these acquisitions approximated fair value.

Purchases by Lennar

In 2003, 2002 and 2001 Lennar purchased land from our jointly owned partnerships for $68.0 million, $83.0 million and $104.2 million, respectively. In 2003, Lennar purchased from us a 50% interest in one of our entities which owned an office building in California for $12.8 million. All of these acquisitions approximated fair value.

16. Commitments and Contingent Liabilities

We are subject to various claims, legal actions and complaints arising in the ordinary course of business. In our opinion, the disposition of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate, as well as the management of partnerships and special servicing of CMBS and B-notes in the routine conduct of our business.

We are obligated, under various types of agreements, to provide certain guarantees and other commitments, which totaled $193.7 million and $203.1 million at November 30, 2003 and 2002, respectively, none of which is reflected in our financial statements. Included in these amounts are commitments to fund capital contributions to unconsolidated partnerships required by partnership agreements or pursuant to approved annual business plans or tax credit applications related to our affordable housing business, which amounted to $26.1 million and $21.8 million at November 30, 2003 and 2002, respectively. Also included are guarantees, which totaled $167.6 million and $181.3 million at November 30, 2003 and 2002, respectively, which are discussed in Note 17.

We lease certain premises and equipment under non-cancelable operating leases with terms expiring through August 2010, exclusive of renewal option periods. Rent expense for the years ended November 30, 2003, 2002 and 2001 was $1.8 million, $2.1 million and $1.7 million, respectively. The annual aggregate minimum rental commitments under these leases are summarized as follows (in thousands): 2004—$2,186; 2005—$1,597; 2006—$1,423; 2007—$1,233; 2008—$1,019 and thereafter—$1,764.

17. Guarantees

In the ordinary course of business, we provide various guarantees which are included under the recognition, measurement and disclosure provisions of FIN No. 45, including: (i) standby letters of credit, generally to enhance credit or guarantee our performance under contractual obligations; (ii) guarantees of debt, generally in order for unconsolidated partnerships in which we own interests to obtain financing for the acquisition and development of their properties; (iii) limited maintenance guarantees, generally to certain of our partnerships’ lenders, which may require us to provide funds to partnerships to maintain a required loan-to-value ratio or upon default by the borrower; (iv) surety bond reimbursement guarantees, generally related to our affordable housing syndications or to support our development obligations under development agreements with municipalities, and (v) guarantees in connection with our syndication of affordable housing tax credits, generally to provide additional funding to cover operating cash flow deficiencies, maintain specified debt service coverage ratios and cover financing shortfalls to projects upon completion if the projects’ permanent financing is insufficient to repay the projects’ construction loans. These guarantees have varying expiration dates ranging from less than one year to 38 years, and total $167.6 million at November 30, 2003. The fair value of these types of guarantees issued after December 31, 2002, was not material. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have recorded $1.7 million of liabilities related to obligations under certain guarantees at November 30, 2003, where payments are considered both probable and reasonably estimable. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” we have also recorded $3.8 million of liabilities representing our maximum exposure to loss under non-operating guarantees and operating guarantees of an extended duration which we provided at the time of sale of certain partnership interests in affordable housing communities, even though we do not expect to be required to perform under these guarantees.

18. Segment Reporting

We assess our performance and allocate capital principally on the basis of three lines of business: (i) real estate properties, (ii) real estate loans and (iii) real estate securities.

Real estate properties include rental office buildings, apartment communities, industrial/warehouse facilities, hotels, retail centers and land that we acquire, develop, redevelop or reposition. Our primary sources of earnings from real estate properties are our rental revenue and gains on sales of those properties. Additionally, we recognize equity in earnings of unconsolidated partnerships that own, manage and sell real estate properties and in some cases, earn fees from managing those partnerships. Operating expenses include the direct costs of operating the real estate properties, the related depreciation and the overhead associated with managing the properties and partnerships. In the normal course of our business, we acquire, develop, redevelop, or reposition real estate properties, and then dispose of those properties when we believe they have reached optimal values. In accordance with SFAS No. 144, we reflect the historical operating results of properties sold or held for sale after November 30, 2002 as discontinued operations in our consolidated statements of earnings and their assets and liabilities as “held for sale” in our consolidated balance sheets for periods prior to their sale. See Note 20 for further discussion of assets held for sale.

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

Real estate securities include unrated and non-investment grade rated subordinated CMBS, which are collateralized by pools of mortgage loans on commercial and multi-family residential real estate properties. We perform “special servicing” for the loans underlying such investments. Special servicing is the business of managing and working out the problem assets in a pool of commercial mortgage loans. Our primary source of earnings from real estate securities is the interest income earned on our CMBS investments and gains on sales of such investments. Additionally, we recognize equity in earnings of unconsolidated partnerships that own CMBS. We also earn special servicing fees from acting as special servicer for CMBS transactions, and earn management fees for managing the partnerships. Operating expenses include the overhead associated with managing the investments and the partnerships and costs of the special servicing activities.

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

The following tables detail our financial performance by these three lines of business for the years ended November 30, 2003, 2002 and 2001:

	Year Ended November 30, 2003
	Real Estate Properties	Real Estate Loans	Real Estate Securities	Corporate and Interest	Total
	(In thousands)
Revenues
Rental income	$100,058	—	—	—	100,058
Management and servicing fees	3,732	1,836	35,659	—	41,227

Total revenues	103,790	1,836	35,659	—	141,285

Other operating income
Equity in earnings of unconsolidated partnerships	54,055	101	(2,182)	—	51,974
Interest income	1,144	49,438	107,311	—	157,893
Gains on sales	16,742	—	52,667	—	69,409
Lease termination fee	15,115	—	—	—	15,115
Other, net	33	452	(1,523)	—	(1,038)

Total other operating income	87,089	49,991	156,273	—	293,353

Costs and expenses
Cost of rental operations	60,431	—	—	—	60,431
General and administrative	30,387	4,329	24,074	28,957	87,747
Depreciation	21,256	—	—	—	21,256
Impairment of long-lived assets	15,050	—	—	—	15,050
Minority interests	(233)	—	7	—	(226)
Interest	—	—	—	102,254	102,254
Loss on early extinguishment of debt	—	—	—	28,672	28,672

Total costs and expenses	126,891	4,329	24,081	159,883	315,184

Earnings from continuing operations before income taxes	63,988	47,498	167,851	(159,883)	119,454
Earnings from discontinued operations before income taxes	49,672	—	—	(3,093)	46,579

Earnings before income taxes	$113,660	47,498	167,851	(162,976)	166,033

Total assets	$1,053,839	468,394	1,015,113	95,668	2,633,014

	Year Ended November 30, 2002
	Real Estate Properties	Real Estate Loans	Real Estate Securities	Corporate and Interest	Total
	(In thousands)
Revenues
Rental income	$93,708	—	—	—	93,708
Management and servicing fees	4,042	1,347	26,593	—	31,982

Total revenues	97,750	1,347	26,593	—	125,690

Other operating income
Equity in earnings of unconsolidated partnerships	29,383	3,861	13,117	—	46,361
Interest income	1,528	39,594	139,654	—	180,776
Gains on sales	51,516	—	47,221	—	98,737
Other, net	75	46	(1,379)	—	(1,258)

Total other operating income	82,502	43,501	198,613	—	324,616

Costs and expenses
Cost of rental operations	51,243	—	—	—	51,243
General and administrative	26,860	4,504	20,575	25,342	77,281
Depreciation	21,395	—	—	—	21,395
Minority interests	98	1,110	15	—	1,223
Interest	—	—	—	92,054	92,054

Total costs and expenses	99,596	5,614	20,590	117,396	243,196

Earnings from continuing operations before income taxes	80,656	39,234	204,616	(117,396)	207,110
Earnings from discontinued operations before income taxes	10,599	—	—	(4,556)	6,043

Earnings before income taxes	$91,255	39,234	204,616	(121,952)	213,153

Total assets	$1,123,214	441,652	1,248,709	21,299	2,834,874

	Year Ended November 30, 2001
	Real Estate Properties	Real Estate Loans	Real Estate Securities	Corporate and Interest	Total
	(In thousands)
Revenues
Rental income	$105,806	—	—	—	105,806
Management and servicing fees	7,461	3,732	25,131	—	36,324

Total revenues	113,267	3,732	25,131	—	142,130

Other operating income
Equity in earnings of unconsolidated partnerships	25,796	4,554	44,802	—	75,152
Interest income	2,003	43,728	135,594	—	181,325
Gains on sales	64,281	—	9,717	—	73,998
Other, net	—	136	(954)	—	(818)

Total other operating income	92,080	48,418	189,159	—	329,657

Costs and expenses
Cost of rental operations	57,028	—	—	—	57,028
General and administrative	29,998	5,167	15,210	24,023	74,398
Depreciation	24,545	—	—	—	24,545
Minority interests	243	2,232	61	—	2,536
Interest	—	—	—	109,742	109,742

Total costs and expenses	111,814	7,399	15,271	133,765	268,249

Earnings from continuing operations before income taxes	93,533	44,751	199,019	(133,765)	203,538
Earnings from discontinued operations before income taxes	3,557	—	—	(752)	2,805

Earnings before income taxes	$97,090	44,751	199,019	(134,517)	206,343

Total assets	$1,037,098	398,614	1,355,923	45,012	2,836,647

All of our operations and long-lived assets are geographically located in the United States and Europe at November 30, 2003. At November 30, 2003 and 2002, our total long-lived assets located in Europe were $125.1 million and $81.2 million, respectively.

19. Transition Disclosures for Variable Interest Entities

We have evaluated all of our investments and other interests in entities created before February 1, 2003, that may be deemed VIEs under the provisions of FIN No. 46. These included interests in CMBS, investments in certain mezzanine loans and investments in real estate joint ventures. The interests we own in CMBS are with qualifying special-purpose entities, which are exempted from consolidation under the provisions of FIN No. 46. Therefore, none of our interests in CMBS require consolidation. Our investments in mezzanine loans did not constitute VIEs, except for one mezzanine loan which is a VIE due to disproportionate voting and economic rights. For this loan, however, because we did not absorb the majority of the expected losses, we were not the primary beneficiary and therefore consolidation was not required. Twenty-one of our real estate joint ventures are VIEs due to disproportionate voting and economic rights. Based on our current understanding of FIN No. 46, we expect to consolidate these twenty-one real estate joint ventures into our financial statements as of May 31, 2004. Their assets and liabilities will be measured at their carrying values. As of November 30, 2003, these twenty-one real estate joint ventures have total assets of approximately $288.9 million and total mortgage notes and other debts payable of approximately

$142.6 million. Our maximum exposure to loss in these real estate joint ventures represents our recorded investment in these assets of approximately $111.3 million and the guarantees we provided to these entities of approximately $25.9 million, at November 30, 2003. The adoption of FIN No. 46 will not impact our net earnings.

20. Assets Held for Sale

In the normal course of our business, we acquire, develop, redevelop, or reposition real estate properties, and then dispose of those properties when we believe they have reached optimal values. In accordance with SFAS No. 144, after November 30, 2002, we reflect the historical operating results of properties sold or held for sale as well as our gain on sale from these properties as discontinued operations in our consolidated statements of earnings and their assets and liabilities as held for sale in our consolidated balance sheets for periods prior to their sale. During the year ended November 30, 2003, we sold several such properties and have reflected these properties’ assets and liabilities as held for sale in our consolidated balance sheets prior to their sale date, and their historical operating results, as well as the gain on sale, as discontinued operations in our consolidated statements of earnings for periods prior to their sale. At November 30, 2003, none of our real estate operating properties was considered held for sale as defined by SFAS No. 144.

Assets held for sale and liabilities related to assets held for sale were comprised of the following at November 30, 2003 and 2002:

	November 30,
	2003	2002
	(In thousands)
Assets
Operating properties and equipment, net	$—	180,541
Other assets	—	14,822

Total assets	$—	195,363

Liabilities
Accounts payable	$—	811
Accrued expenses and other liabilities	—	5,663
Mortgage notes and other debts payable	—	145,502

Total liabilities	$—	151,976

The results of discontinued operations for the years ended November 30, 2003, 2002 and 2001 related to assets that had been sold or were held for sale after November 30, 2002, were as follows:

	Years Ended November 30,
	2003	2002	2001
	(In thousands)

Rental income	$13,295	21,718	5,863
Management fees	—	—	16
Interest income	43	43	14
Gains on sales of real estate	43,580	—	—
Other, net	(2)	1	—

Total revenues and other operating income	56,916	21,762	5,893

Cost of rental operations	4,796	7,573	1,614
Depreciation	2,467	3,591	722
Minority interests	(19)	(1)	—
Interest	3,093	4,556	752

Total costs and expenses	10,337	15,719	3,088

Earnings before income taxes	46,579	6,043	2,805
Income taxes	18,166	2,357	1,094

Net earnings	$28,413	3,686	1,711

21. Subsequent Event

In November 2003, we and Lennar each contributed our 50% interests in jointly owned entities that had significant assets to a new limited liability company named LandSource Communities Development LLC (“LandSource”), in exchange for 50% interests in LandSource. In addition, in July 2003, we and Lennar formed, and obtained 50% interests in, NWHL Investment LLC (“NWHL”), which in January 2004 purchased The Newhall Land and Farming Company for approximately $1.0 billion. In order to enable NWHL to pay the acquisition price of Newhall Land, Lennar and we each contributed $200 million, and LandSource and NWHL jointly obtained $600 million of bank financing commitments, of which $400 million was used by NWHL to pay part of the acquisition price of Newhall Land. The remainder of the acquisition price was paid with proceeds from a sale of income producing properties from Newhall Land to us for $217 million. We are not obligated with regard to the borrowings of LandSource and NWHL, except that we and Lennar have committed to complete any property development commitments on which LandSource and NWHL default and have guaranteed that, in the event of fraud or similar unlawful activities by the borrowers, or distributions by the borrowers that are not permitted by the loan documents, we will pay the lenders the amount of any resulting damages they suffer and we will pay anything that is required to reduce the loan balances to specified percentages of the appraised values of the properties that secure the borrowings.

22. Quarterly Data (Unaudited)

The following table represents unaudited supplemental quarterly financial information for the years ended November 30, 2003 and 2002:

	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2003
Revenues and other operating income	$109,307	82,944	133,156	109,231
Earnings before income taxes	$45,348	14,695	37,538	21,873
Earnings from continuing operations, net of taxes	$29,550	11,592	25,196	14,831
Earnings from discontinued operations, net of taxes	5,243	13,225	5,134	4,811

Net earnings	$34,793	24,817	30,330	19,642

Earnings per share–basic:
Continuing operations	$0.93	0.41	0.89	0.52
Discontinued operations	0.16	0.46	0.18	0.17

Net earnings per share – basic	$1.09	0.87	1.07	0.69

Earnings per share–diluted:
Continuing operations	$0.90	0.39	0.84	0.49
Discontinued operations	0.16	0.45	0.17	0.16

Net earnings per share – diluted	$1.06	0.84	1.01	0.65

2002
Revenues and other operating income	$98,671	104,394	138,801	108,440
Earnings before income taxes	$40,809	44,792	77,925	43,584
Earnings from continuing operations, net of taxes	$27,619	30,356	52,703	29,514
Earnings from discontinued operations, net of taxes	681	1,138	976	891

Net earnings	$28,300	31,494	53,679	30,405

Earnings per share–basic:
Continuing operations	$0.82	0.90	1.56	0.91
Discontinued operations	0.02	0.03	0.03	0.03

Net earnings per share – basic	$0.84	0.93	1.59	0.94

Earnings per share–diluted:
Continuing operations	$0.79	0.86	1.51	0.88
Discontinued operations	0.02	0.03	0.03	0.03

Net earnings per share – diluted	$0.81	0.89	1.54	0.91

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

The quarterly financial data has been restated in accordance with SFAS No. 144 to reflect the historical results of operating properties sold or held for sale as discontinued operations for periods prior to their sale (see Note 20).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9a.	Controls and Procedures

For many years we have had procedures in place for gathering the information that is needed to enable us to file required quarterly and annual reports with the Securities and Exchange Commission (“SEC”). However, because of additional disclosure requirements imposed by the SEC in August 2002, as required by the Sarbanes-Oxley Act of 2002, we formed a committee consisting of the people who are primarily responsible for preparation of those reports, including our General Counsel and Principal Accounting Officer, to review and formalize our procedures, and to have ongoing responsibility for designing and implementing our disclosure controls and procedures (i.e., the controls and procedures by which we ensure that information we are required to disclose in the annual and quarterly reports we file with the SEC is processed, summarized and reported within the required time periods). On December 18, 2003, our Chief Executive Officer and Chief Financial Officer participated in an evaluation by that committee of our disclosure controls and procedures. Based upon their participation in that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2003, our disclosure controls and procedures were adequately designed to ensure that all the required information was disclosed on a timely basis in our reports filed under the Securities and Exchange Act.

Our Chief Executive Officer and Chief Financial Officer also participated in an evaluation on December 18, 2003, by our management of any changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2003. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information about our directors is incorporated by reference to the definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2004 (120 days after the end of our fiscal year). The following individuals were LNR’s executive officers at the date of this report:

Name/Position	Age	Year of Election
Stuart A. Miller	46	1997
Chairman of the Board and Director

Jeffrey P. Krasnoff	48	1997
President, Chief Executive Officer, and Director

Ronald E. Schrager	42	1997
Vice President and Chief Operating Officer

Shelly Rubin	41	1997
Vice President and Chief Financial Officer

Zena M. Dickstein	46	2000
Vice President, General Counsel and Secretary

Robert B. Cherry	41	1997
Vice President and Chief Investment Officer

Mark A. Griffith	47	1997
Vice President

David G. Levin	48	1997
Vice President

David O. Team	43	1997
Vice President

Steven N. Bjerke	42	2000
Controller

Michael J. Sherman	55	2004
Treasurer

Stuart A. Miller is the Chairman of our Board of Directors. He became our Chairman when we were formed in June 1997. Mr. Miller has been the President and Chief Executive Officer of Lennar since April 1997. For more than five years prior to April 1997, Mr. Miller was a Vice President of Lennar and held various executive positions with Lennar and its subsidiaries, including President of its principal homebuilding subsidiary from December 1991 to April 1997, and President of its principal Real Estate Investment and Management Division (the predecessor to a substantial portion of our business) from April 1995 to April 1997. Mr. Miller is currently a director of Lennar and of Union Bank of Florida. Mr. Miller joined Lennar after graduating from the University of Miami Law School in 1982. He received his undergraduate degree from Harvard University.

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

Ronald E. Schrager is our Vice President and Chief Operating Officer, a position he has held since June 1, 2003. As COO, he is responsible for the operations and management of our various divisions. Prior to that, he was the President of our Real Estate Finance and Servicing Division, which is primarily focused on special servicing, CMBS investment and joint venture activities. During his career with us and our predecessor, Lennar, Mr. Schrager has also directed the Real Estate Asset Management Department, managed due diligence efforts for new acquisitions, assisted in portfolio financing and securitization efforts and negotiated loan workouts and restructuring. In addition, Mr. Schrager opened and managed our Western Regional Office in Los Angeles in 1995 and assisted in the establishment of operations in Tokyo in 1997. Mr. Schrager came to Lennar’s Real Estate Investment and Management Division (the predecessor to a substantial portion of our business) in 1992 from Chemical Bank (now J. P. Morgan Chase) in New York, where he served as Vice President restructuring troubled loans. Mr. Schrager received a Masters Degree in Business Administration from Harvard Business School in 1988. He graduated in 1983 with a Bachelor of Arts from the University of Pennsylvania and was elected to Phi Beta Kappa.

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

Zena M. Dickstein is our Vice President, General Counsel and Secretary. She assumed the position of General Counsel when she joined us in June 2000, and was elected Vice President in 2003. Ms. Dickstein has approximately 23 years of legal experience in all types of commercial real estate and finance transactions. Prior to joining LNR, Ms. Dickstein enjoyed a diverse transactional practice at the law firm of Steel Hector & Davis LLP from 1980 through 1983 and 1987 through June 2000. While at Steel Hector & Davis, Ms. Dickstein was Deputy Chair of the firm’s Real Estate Department, headed the firm’s Commercial Leasing and Real Estate Health Care teams, and served on various management committees. During the years 1984 to 1986, she was the Vice President and General Counsel of Ameco Capital Corporation, an investment management venture capital company with diverse real estate holdings throughout the United States. Ms. Dickstein graduated with a BA from the University of Florida in 1977 and a JD from the University of Florida School of Law in 1980. She was admitted to the Florida Bar in 1980.

Robert B. Cherry is our Vice President and Chief Investment Officer, responsible for establishing our investment strategy and approving specific investments. He is also responsible for sourcing and evaluating (i) new investment opportunities in debt products (i.e. CMBS, B-notes, distressed debt), (ii) repo and structured financings collateralized by these debt products and (iii) third party joint venture partners in these debt products. Prior to joining Lennar in March 1995, Mr. Cherry was a Vice President of G. Soros Realty Advisors/Quantum North America Realty Fund, a $500 million offshore hedge fund specializing in opportunistic real estate investments, where he was responsible for equity and securitized debt underwriting. Prior to that, Mr. Cherry was a senior analyst in the Structured Finance Group at Moody’s Investor Service, where he was responsible for rating debt backed by commercial real estate. Before joining Moody’s, Mr. Cherry was an associate with Sullivan & Cromwell, specializing in real estate and securitized commercial real estate financings. Previously, Mr. Cherry was with EQK Partners, a joint venture between Equitable and Kravco, where he analyzed commercial real estate investments for placement into a NYSE-listed partnership. Mr. Cherry is a graduate of the Wharton School of Business at the University of Pennsylvania and UCLA School of Law.

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

Steven N. Bjerke is our Controller. He assumed this position in January 2000. Mr. Bjerke joined us in April 1999 as Vice President of Strategic Planning. Mr. Bjerke has over twenty years of finance and accounting experience. Mr. Bjerke is currently responsible for our accounting, financial reporting and tax areas. From February 1990 to March 1999, Mr. Bjerke was employed by Ryder System, Inc., where he held various positions in the accounting and finance functions, including directing the business planning area, serving as Controller of Ryder’s largest operating division and managing the financial reporting area. Mr. Bjerke also was an audit manager at Price Waterhouse in Detroit, Michigan, where he managed several large SEC audit engagements and also served in their National Office’s Retail Services Group. Mr. Bjerke graduated with highest honors from Michigan State University with a Bachelor of Science degree in accounting in 1983. He became a Certified Public Accountant in 1985.

Michael J. Sherman is our Treasurer. Mr. Sherman joined us in January 2004 and has over 20 years experience in finance including securitization, risk management, investments, bank lines, cash management and debt issuance. From July 2000 to October 2003, Mr. Sherman was Senior Vice President – Finance and Treasurer of Captec Financial Group, Inc., a commercial mortgage lender to the franchise restaurant industry. He also ran the loan servicing and special servicing group at Captec. From March 1995 to May 2000, he was the Vice President and Treasurer of Arcadia Financial Ltd., a $5 billion auto finance company. Prior to 1995, Mr. Sherman held various management positions at Household International, Leaseway Transportation and Gulf Oil Corporation. Mr. Sherman graduated from the Wharton School in 1981 with a Masters of Business Administration degree.

Audit Committee Expert

Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Charles E. Cobb, Jr., Edward Thaddeus Foote II and Stephen E. Frank. The Board has determined that Charles E. Cobb, Jr. and Stephen E. Frank are audit committee financial experts, as that term is defined in Item 401(h) of SEC Regulation S-K, and that they are independent, as that term is defined in Item 7(d)(3)(iv) of SEC Schedule 14A.

Code of Ethics

We have a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and controller. This Code is available on our website at http://www.lnrproperty.com. Stockholders may obtain a free copy of the Code by addressing a request to:

LNR Property Corporation

Attention: Investor Relations

1601 Washington Avenue, Suite 800

Miami Beach, Florida 33139

Corporate Governance Guidelines and Charters

Our Corporate Governance Guidelines, and the charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of our Board of Directors, all are available on our website at http://www.lnrproperty.com. Stockholders may obtain a free copy of the Corporate Governance Guidelines or any of the charters by addressing a request to:

LNR Property Corporation

Attention: Investor Relations

1601 Washington Avenue, Suite 800

Miami Beach, Florida 33139

NYSE Annual Certification

Jeffrey P. Krasnoff, our President and Chief Executive Officer, has certified to the New York Stock Exchange (“NYSE”) that, as of February 26, 2004 (the date of the certification), he was not aware of any violation by us of the NYSE’s corporate governance listing standards.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference from our 2004 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2004 (120 days after the end of our fiscal year).

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Other information required by Item 12 is incorporated by reference from our 2004 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2004 (120 days after the end of our fiscal year).

Item 13.	Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference from our 2004 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2004 (120 days after the end of our fiscal year).

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our 2004 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2004 (120 days after the end of our fiscal year).

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(A)	1.	Financial Statements—Our Financial Statements are included in Item 8.

Combined financial statements of LandSource Communities Development LLC as of November 30, 2003 and 2002 and for the years ended November 30, 2003, 2002 and 2001

	2.	Consolidated Financial Statement Schedules

		Report of Independent Auditors
		Schedule II—Valuation and Qualifying Accounts
		Schedule III—Real Estate and Accumulated Depreciation
		Schedule IV—Mortgage Loans on Real Estate

(B)	1.	Reports on Form 8-K

On September 15, 2003, we filed a report on Form 8-K that reported information under Item 5.

On October 14, 2003, we filed a report on Form 8-K that reported information under Item 5.

On October 15, 2003, we filed a report on Form 8-K that reported information under Item 5.

On October 23, 2003, we filed a report on Form 8-K that reported information under Item 5.

On September 9, 2003, we furnished a report on Form 8-K that reported information under Item 9.

On September 24, 2003, we furnished a report on Form 8-K that reported information under Item 9.

On November 26, 2003, we furnished a report on Form 8-K that reported information under Item 9.

(C)	1.	Index to Exhibits

1.1	Purchase Agreement, dated June 27, 2003 by and among LNR Property Corporation (the “Company”), Citigroup Global Markets Inc., Credit Suisse First Boston LLC and Bear, Stearns & Co. Inc. (the “Initial Purchasers”).*

3.1	Certificate of Incorporation and Amendment.*

3.2	Amended and restated by-laws of the Company, as amended.*

4.1	Indenture dated July 9, 2002, Collateralized Debt Obligations among LNR CDO 2002-1 Ltd., issuer and LNR CDO 2002-1 Corporation, co-issuer and LaSalle Bank National Association, trustee.*

4.2	Indenture, dated July 2, 2003, Collaterized Debt Obligations among LNR CDO 2003-1 Ltd., issuer, and LNR CDO 2003-1 Corporation, co-issuer, and LaSalle Bank National Association, trustee.*

4.3	Indenture, dated as of July 2, 2003, by and among the Company and US Bank Trust National Association (the “Trustee”), including Form of 7.625% Series A Senior Subordinated Notes due 2013 and Form of 7.625% Series B Senior Subordinated Notes due 2013.*

4.4	Registration Rights Agreement, dated as of July 2, 2003, by and among the Company and the Initial Purchasers.*

4.5	Indenture, dated as of October 29, 2003, by and among LNR Property Corporation and U.S. Bank Trust National Association (the “Trustee”), including Form of 7.25% Series A Senior Subordinated Notes due 2013 and Form of 7.25% Series B Senior Subordinated Notes due 2013.

4.6	Registration Rights Agreement, dated as of October 29, 2003, by and among the Company, as Issuer, and Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Banc of America Securities LLC and Fleet Securities, Inc. as Initial Purchasers.

4.7	Registration Rights Agreement, dated as of October 29, 2003, by and between LNR Property Corporation, as Issuer, and Deutsche Bank Securities Inc., as Initial Purchaser.

4.8	Registration Rights Agreement, dated as of December 2, 2003, by and between LNR Property Corporation, as Issuer, and Deutsche Bank Securities Inc., as Initial Purchaser.

10.1	Separation and Distribution Agreement between the Company and Lennar Corporation, dated June 10, 1997.*

10.2	LNR Property Corporation Employee Stock Ownership/401(k) Plan.*

10.3	Shared Facilities Agreement between LNR Property Corporation and Lennar Corporation.*

10.4	Partnership Agreement by and between Lennar Land Partners Sub, Inc. and LNR Land Partners Sub, Inc.*

10.5	Reverse Repurchase Agreement dated as of June 7, 1996, between CS First Boston (Hong Kong) Limited and Lennar Financial Services, Lennar MBS, Inc., Lennar Securities Holdings, Inc., and LFS Asset Corp.*

10.6	Amended and Restated Credit Agreement dated as of October 4, 1999, by and between LNR Florida Funding, Inc., and German American Capital Corporation.*

10.7	LNR Property Corporation Savings Plan.*

10.8	Partnership Agreement by and between Lennar Land Partners Sub II, Inc. and LNR Land Partners Sub II, Inc.*

10.9	Second Amended and Restated Revolving Credit Agreement dated as of July 14, 2000, between LNR Property Corporation and certain subsidiaries, the lenders and Bank of America, N.A., as administrative agent, U.S. Bank, National Association, as syndication agent, Fleet National Bank, as documentation agent and Guaranty Federal Bank, F.S.B., as managing agent with Banc of America Securities LLC, as sole lead arranger and sole book manager.*

10.10	Supplement and Amendment to Annex 1-A of the Master Repurchase Agreement dated August 17, 2000 and the Master Repurchase Agreement dated as of March 31, 2000 between Bear Stearns International Limited and LNR CMBS Holding Corp.*

10.11	Second Supplemental Indenture dated as of February 8, 2001, between LNR Property Corporation and US Bank Trust National Association, as successor trustee (relating to LNR’s 10½% Senior Subordinated Notes Due 2009.)*

10.12	LNR Property Corporation 2000 Stock Option and Restricted Stock Plan.*

10.13	LNR Property Corporation 2001 Senior Officers Stock Purchase Plan.*

10.14	Annex I to Master Repurchase Agreement Supplemental Terms and Conditions dated as of January 29, 2002 between Delaware Bonds Holdings, Inc., as seller and Deutsche Bank AG, New York Branch, as buyer.*

10.15	Master Repurchase Agreement dated as of March 20, 2002 between Liquid Funding, Ltd. and LNR CMBS Holdings, Corp.*

10.16	Annex I to Master Repurchase Agreement, Supplemental Terms and Conditions, dated as of March 20, 2002 between Liquid Funding, Ltd., as buyer and LNR CBMS Holdings Corp. as seller.*

10.17	Annex I-A to Master Repurchase Agreement, Definitions, dated as of March 20, 2002 between Liquid Funding, Ltd., as buyer and LNR CMBS Holdings Corp. as seller.*

10.18	Annex II to Master Repurchase Agreement, Names and Addresses for Communications Between Parties, dated as of March 20, 2002 between Liquid Funding Ltd., as buyer and LNR CMBS Holdings Corp. as seller.*

10.19	Terms Annex 2002-A to Master Repurchase Agreement dated as of March 20, 2002 between Liquid Funding, Ltd., as buyer and LNR CMBS Holdings Corp. as seller.*

10.20	Terms Annex 2002-B to Master Repurchase Agreement dated as of March 20, 2002 between Liquid Funding, Ltd., as buyer and LNR CMBS Holdings Corp. as seller.*

10.21	Seller Transfer Agreement dated July 9, 2002, among Delaware Securities Holdings, Inc., as sponsor, Delaware Bonds Holdings, Inc., as seller and Debi Equity, Inc., as depositor.*

10.22	Third Amended and Restated Revolving Credit Agreement dated as of November 27, 2002 among LNR Property Corporation and certain of its subsidiaries, the lenders named therein, and Bank of America, N.A., as administrative agent, Guaranty Bank, as syndication agent, and Fleet National Bank and U.S. Bank, National Association, as co-documentation agents with Banc of America Securities LLC, as sole lead arranger and sole book manager.*

10.23	Employee Share Repurchase Plan.*

10.24	Master Repurchase Agreement between Bear Stearns Commercial Mortgage, Inc., as Buyer and DSHI Beebe, Inc., as Seller dated as of February 12, 2003.*

10.25	Master Repurchase Agreement by and among DSHI Commercial Investment, Inc., as Seller, LNR Property Corporation, as Guarantor and Banc of America Mortgage Capital Corporation, as Buyer dated as of January 30, 2003.*

10.26	Master Repurchase Agreement by and between DSHI Green, Inc., as Seller and Greenwich Capital Financial Products, Inc., as Buyer, as of February 28, 2003, LNR Property Corporation, as Guarantor.*

10.27	Seller Transfer Agreement dated July 2, 2003, among Delaware Securities Holdings, Inc., as sponsor, Delaware Bonds Holdings, Inc., as seller, and DEBI Equity, Inc., as depositor.*

10.28	Agreement and Plan of Merger dated July 21, 2003, by and among The Newhall Land and Farming Company, Lennar Corporation, the Company, NWHL Investment LLC and NWHL Acquisition, L.P.*

10.29	Joint Ownership Agreement dated July 21, 2003, by and among Lennar Corporation and the Company.*

10.30	Parent Company Guaranty, dated as of January 27, 2004, by Lennar Corporation and LNR Property Corporation, in favor of Bank One, NA, as Administrative Agent, for the benefit of the Lenders under the Credit Agreement.

10.31	Master Repurchase Agreement by and among DSHI Blue, as Seller, LNR Property Corporation, as Guarantor and Wachovia Capital Investments, Inc., as Buyer dated as of November 26, 2003.

10.32	Extension Agreement dated as of August 26, 2003, between Lennar Corporation and LNR Property Corporation.

11.1	Statement Regarding Computation of Earnings Per Share.

12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended November 30, 2003, 2002, 2001, 2000 and 1999.

14.1	Code of Business Conduct and Ethics.

21.1	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNR PROPERTY CORPORATION

By:	/s/ JEFFREY P. KRASNOFF

Jeffrey P. Krasnoff
President, Chief Executive Officer and Director (Principal Executive Officer)
February 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name and Signature	Title	Date

/s/ STUART A. MILLER Stuart A. Miller	Chairman of the Board and Director	February 26, 2004

/s/ JEFFREY P. KRASNOFF Jeffrey P. Krasnoff	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2004

/s/ SHELLY RUBIN Shelly Rubin	Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2004

/s/ STEVEN N. BJERKE Steven N. Bjerke	Controller (Principal Accounting Officer)	February 26, 2004

/s/ BRIAN L. BILZIN Brian L. Bilzin	Director	February 25, 2004

/s/ CHARLES E. COBB, JR. Charles E. Cobb, Jr.	Director	February 24, 2004

/s/ EDWARD THADDEUS FOOTE II Edward Thaddeus Foote II	Director	February 23, 2004

/s/ STEPHEN E. FRANK Stephen E. Frank	Director	February 23, 2004

/s/ CONNIE MACK Connie Mack	Director	February 26, 2004

/s/ STEVEN J. SAIONTZ Steven J. Saiontz	Director	February 26, 2004

REPORT OF INDEPENDENT AUDITORS

To the Members of LandSource Communities Development LLC:

We have audited the accompanying consolidated balance sheets of LandSource Communities Development LLC (the “Company”) as of November 30, 2003 and 2002 and the related consolidated statements of earnings, members’ capital and cash flows for each of the three years in the period ended November 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LandSource Communities Development LLC as of November 30, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 25, 2004

LANDSOURCE COMMUNITIES DEVELOPMENT LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of November 30,
	2003	2002
Assets
Cash	$85,042	2,170
Inventories	137,981	201,756
Operating properties and equipment, net	88,048	50,515
Investments in unconsolidated partnerships	16,545	11,458
Other assets	19,925	19,833

Total assets	$347,541	285,732

Liabilities and members’ capital
Accounts payable and other liabilities	$21,292	35,258
Deferred revenue	41,960	52,430
Revolving credit facilities and other debt	59,033	91,186

Total liabilities	122,285	178,874

Members’ capital	225,256	106,858

Total liabilities and members’ capital	$347,541	285,732

See accompanying notes to consolidated financial statements.

LANDSOURCE COMMUNITIES DEVELOPMENT LLC

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands)

	Years ended November 30,
	2003	2002	2001
Revenues
Land sales:
Land sales to related parties	$138,977	95,378	104,201
Land sales to third parties	61,125	71,045	70,755

Total land sales	200,102	166,423	174,956
Sales of homes	53,075	27,569	—

Total revenues	253,177	193,992	174,956

Costs and expenses
Cost of land sales:
Land sales to related parties	63,037	51,393	68,584
Land sales to third parties	35,339	50,336	51,903

Total cost of land sales	98,376	101,729	120,487
Cost of homes sold	47,847	22,335	—
Selling, general and administrative	21,565	15,908	20,177
Management fees paid to related parties	6,894	7,378	7,370

Total costs and expenses	174,682	147,350	148,034

Equity in earnings from unconsolidated partnerships	24,176	17,552	21,794
Other income, net	22,399	11,076	8,194

Net earnings	$125,070	75,270	56,910

See accompanying notes to consolidated financial statements.

LANDSOURCE COMMUNITIES DEVELOPMENT LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL

(In thousands)

	Years ended November 30,
	Lennar Corporation	LNR Property Corporation	Total
Balance at November 30, 2000	$ 87,591	87,591	175,182
Net earnings	28,455	28,455	56,910
Contributions	7,975	7,975	15,950
Distributions	(46,882)	(46,882)	(93,764)

Balance at November 30, 2001	77,139	77,139	154,278
Net earnings	37,635	37,635	75,270
Contributions	15,025	15,025	30,050
Distributions	(76,370)	(76,370)	(152,740)

Balance at November 30, 2002	53,429	53,429	106,858
Net earnings	62,535	62,535	125,070
Contributions	53,934	53,934	107,868
Distributions	(57,270)	(57,270)	(114,540)

Balance at November 30, 2003	$112,628	112,628	225,256

See accompanying notes to consolidated financial statements.

LANDSOURCE COMMUNITIES DEVELOPMENT LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended November 30,
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$125,070	75,270	56,910
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,266	2,235	2,284
Equity in earnings from unconsolidated partnerships	(24,176)	(17,552)	(21,794)
Gain on sales of operating properties and equipment	(7)	(183)	—
Changes in assets and liabilities:
Decrease in inventories	61,280	11,731	38,424
(Increase) decrease in other assets	(92)	5,550	(8,310)
Increase (decrease) in accounts payable and other liabilities	(13,966)	17,100	(5,646)
Increase (decrease) in deferred revenue	(10,470)	8,540	1,830

Net cash provided by operating activities	139,905	102,691	63,698

Cash flows from investing activities:
Net additions to operating properties and equipment	(37,297)	(3,579)	(1,654)
Contributions to unconsolidated partnerships	—	—	(3,000)
Distributions from unconsolidated partnerships	19,089	25,523	28,542

Net cash provided by (used in) investing activities	(18,208)	21,944	23,888

Cash flows from financing activities:
Net repayments under revolving credit facilities	(31,753)	(8,884)	(7,562)
Repayments for mortgage notes and other debt	(400)	(200)	(8,006)
Contributions received from members	107,868	30,050	15,950
Distributions paid to members	(114,540)	(152,740)	(93,764)

Net cash used in financing activities	(38,825)	(131,774)	(93,382)

Net increase (decrease) in cash	82,872	(7,139)	(5,796)
Cash at beginning of year	2,170	9,309	15,105

Cash at end of year	$ 85,042	2,170	9,309

See accompanying notes to consolidated financial statements.

LANDSOURCE COMMUNITIES DEVELOPMENT LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

LandSource Communities Development LLC (a Delaware limited liability company) was formed in November 2003 by Lennar Corporation and subsidiaries (“Lennar”) and LNR Property Corporation and subsidiaries (“LNR”) (collectively known as the “Members”). LandSource Communities Development LLC was formed to acquire and act as a holding company for the following six property companies that had been each 50% owned by Lennar subsidiaries and by LNR subsidiaries (collectively, “LandSource”): Lennar Land Partners, Lennar Land Partners II, Lennar Bressi Carlsbad, LLC, Lennar Huntington Beach, LLC, Lennar Mare Island, LLC, and LNR-Lennar Washington Square, LLC. Each of these property companies owns, directly or through subsidiaries or joint ventures, land that is suitable for residential or commercial development.

In November 2003, Lennar and LNR each purchased 50% of LandSource’s Class B Units, which have voting rights, and Lennar and LNR transferred their interests in the six jointly owned property companies to us in exchange for Class A Units, which do not have voting rights. Accordingly, Lennar and LNR each own, directly or through subsidiaries, 50% each of LandSource’s Class A and B Units and we own 100% of the six property companies.

These transactions were accounted for as a reorganization of entities under common control, and accordingly, the assets, liabilities and operating results of the property companies have been recorded in the accompanying consolidated financial statements based on historical carrying values and amounts. The accompanying consolidated financial statements have been presented as if these transactions had occurred on December 1, 2000.

We operate in one operating and reporting segment—real estate. Real estate operations include the acquisition, development and sale of land, and the sale of homes. Additionally, we own and operate recreational facilities in several of the communities we develop. We also invest in partnerships which primarily acquire, develop, and sell land.

Basis of Consolidation

The accompanying consolidated financial statements include our accounts and all subsidiaries, partnerships and other entities in which we have a controlling interest and variable interest entities created after January 31, 2003 in which we are deemed the primary beneficiary. Our investments in unconsolidated partnerships in which a significant, but less than controlling, interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

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

We lease our commercial property under noncancelable operating leases. Certain leases provide concessions and/or periods of escalating or free rent. Lease income is recognized on a straight-line basis over the life of the related leases when collectibility is reasonably assured. The excess of lease income recognized over contractual lease payments received totaled $0.3 million at both November 30, 2003 and 2002 and is included in other assets in the consolidated balance sheets.

Equipment sales revenue is recorded at the close of the respective transaction. In accordance with an acquisition agreement between us and the city of Vallejo, California (the “City”), we must pay 25% of the net proceeds received from equipment sales related to the Mare Island development to the City. This amount is netted against equipment sales revenue and is included in other income, net in the consolidated statements of operations.

Cash

All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.

Inventories

Inventories include primarily land held for development and sale. The cost of land held for development and sale includes direct and indirect costs, capitalized interest and property taxes. The cost of land, major infrastructure, amenities, and other common costs are apportioned among the parcels within a real estate community. Homes held for sale are classified as inventories until delivered. Housing start-up costs, construction overhead and selling expenses are expensed as incurred.

Inventories are stated at cost, unless the inventory is determined to be impaired, in which case the impaired inventory is written down to fair value. We evaluate long-lived assets for impairment based on the undiscounted future cash flows of the assets. Write-downs of inventories deemed to be impaired are recorded as adjustments to the cost basis of the respective inventories. As of November 30, 2003 and 2002, there were no assets considered impaired.

Interest and Real Estate Taxes

Interest and real estate taxes attributable to land, homes, and operating properties are capitalized while they are being actively developed. During the years ended November 30, 2003, 2002 and 2001, interest incurred was $3.5 million, $5.3 million and $8.1 million, respectively. Interest incurred that is capitalized is charged to cost of sales when the related assets are sold. Total interest charged to earnings during the years ended November 30, 2003, 2002 and 2001 was $6.3 million, $6.9 million and $7.4 million, respectively, and was included in both cost of sales and selling, general and administrative expenses in the consolidated statements of operations.

Operating Properties and Equipment

Operating properties and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. At the time operating properties and equipment are disposed of, the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to earnings. The estimated useful life for land improvements and buildings is primarily 27 to 39 years and for furniture, fixtures and equipment is 2 to 15 years. As of November 30, 2003 and 2002, there were no assets considered impaired.

Other Assets

Other assets are comprised primarily of notes and accounts receivable related to land sales and prepaid impact fees. At November 30, 2003 and 2002, other assets included notes receivable of $11.1 million and $9.3 million, respectively.

Income Taxes

No provision for income taxes has been included in our consolidated financial statements since the payment of such taxes is the obligation of the Members.

Fair Value of Financial Instruments

Financial instruments include cash, notes and accounts receivable, accounts payable, and the revolving credit facilities. The fair values of cash, notes, and accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments. Since the revolving credit facilities have variable interest rates, the revolving credit facilities are tied to market indices and therefore approximate fair value.

Insurance

There are certain insurable risks for our general liability and property which are self-insured by us up to certain limits. The insurable risks over these limits are covered under a Member’s insurance policies and are fully reimbursable by those policies. We pay premiums to the Member for this insurance coverage.

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121. The implementation of SFAS No. 144 did not have a material impact on our financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Certain provisions of this statement were effective for financial instruments entered into or modified after May 31, 2003 and otherwise were effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred indefinitely certain provisions of this statement pertaining to non-controlling interests in limited life entities. We do not believe that the implementation of SFAS No. 150 had, or will have, a material impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In accordance with the provisions of FIN No. 45, we adopted the initial recognition and measurement provisions on a prospective basis with regard to guarantees issued after December 31, 2002. The implementation of FIN No. 45 did not have a material impact on our financial condition, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” as further clarified and amended by the FASB’s issuance of a revision to FIN No. 46 in December 2003. FIN No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN No. 46, entities were generally consolidated by an enterprise when it had a controlling interest through ownership of a majority voting interest in the entity. FIN No. 46 applied immediately to variable interests created after January 31, 2003, and with respect to variable interests created before February 1, 2003, FIN No. 46 will apply in our second quarter ending May 31, 2004, as deferred by the FASB in December 2003.

We have determined that we are the primary beneficiary of one partnership that was created after January 31, 2003, and, accordingly, included the accounts of that partnership in the consolidated financial statements. We are in the process of evaluating our investments in unconsolidated partnerships that existed as of January 31, 2003 that may be deemed variable interest entities under the provisions of FIN No. 46. At November 30, 2003, our estimated maximum exposure to loss with regard to unconsolidated partnerships was the recorded investment in these partnerships totaling $16.5 million. Although we do not believe the full adoption of FIN No. 46 will have a material impact on net earnings, we cannot make any definitive determination until we complete our evaluation.

2.	Inventories

Inventories consist of land held for development and sale and of housing inventories. Land held for development and sale consists of individual homesites and land parcels for sale to homebuilders and commercial developers, including Lennar and LNR, as well as other national and local homebuilders. These properties are located in California, Florida, and Texas. Inventories are in various stages of development and consisted of the following:

	November 30,
	2003	2002
	(In thousands)

Land held for development and sale	$111,135	165,413
Housing	26,846	36,343

	$137,981	201,756

3.	Operating Properties and Equipment

Operating properties and equipment consisted of the following:

	November 30,
	2003	2002
	(In thousands)

Community recreational facilities	$53,958	53,602
Office property to be redeveloped	26,001	—
Rental property	13,414	—
Other	1,164	1,164

Total land and buildings	94,537	54,766
Furniture, fixtures, and equipment	3,354	3,374

	97,891	58,140
Accumulated depreciation	(9,843)	(7,625)

	$88,048	50,515

4.	Investments in Unconsolidated Partnerships

Summarized condensed financial information on a combined 100% basis related to our investments in unconsolidated partnerships and similar entities accounted for by the equity method was as follows:

	November 30,
	2003	2002
	(In thousands)
Assets:
Cash	$17,917	8,986
Inventories	51,280	78,419
Other assets	2,353	1,249

	$71,550	88,654

Liabilities and equity:
Accounts payable and other liabilities	$13,433	19,099
Notes and mortgages payable	24,670	44,239
Equity of:
LandSource	16,545	11,458
Others	16,902	13,858

	$71,550	88,654

	Years Ended November 30,
	2003	2002	2001
	(In thousands)

Revenues	$119,585	99,455	122,006
Costs and expenses	69,766	66,111	79,086

Net earnings from unconsolidated partnerships	$49,819	33,344	42,920

LandSource’s share of net earnings	$24,176	17,552	21,794

At November 30, 2003 and 2002, our equity interests in these partnerships did not exceed 50%. The partnerships follow accounting principles generally accepted in the United States of America. These partnerships are primarily involved in the acquisition, development, and sale of residential land. We share in the profits and losses of these partnerships and, when appointed the manager of the partnerships, receive fees for the management of the assets. The debt of these partnerships is not guaranteed by us. At November 30, 2003, Lennar and LNR each provided a 50% limited maintenance guarantee on $20.9 million of the debt of one of our unconsolidated partnerships and a 50% payment guarantee on $2.8 million of the debt of one of our unconsolidated partnerships. The limited maintenance guarantees only apply if a partnership defaults on its loan arrangements and the carrying value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance.

5.	Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

	November 30,
	2003	2002
	(In thousands)

Accounts payable	$9,179	5,999
Accrued impact fees	2,831	2,831
Accrued property taxes	1,646	2,127
Due to related party	1,731	—
Refundable deposit	—	14,535
Other liabilities	5,905	9,766

	$21,292	35,258

On October 31, 2002, we entered into an agreement to sell a portion of our residential land to an affiliated joint venture. Pursuant to the agreement, we received a deposit of $14.5 million, which was included in accounts payable and other liabilities in the consolidated balance sheet as of November 30, 2002. The sale transaction closed during 2003.

6.	Deferred Revenue

We entered into a Club Option Agreement whereby we granted to a private equity membership club (the “Club”) the right and option to purchase certain recreational facilities (the “Club Facilities”). Pursuant to the Club Option Agreement, all membership contributions received by the Club are paid to us as a nonrefundable option deposit and shall be applied toward the purchase price of the Club Facilities. The purchase price is based on the lesser of a formula-driven amount, as defined in the Club Option Agreement, or $115 million, as amended. Option deposits recorded as deferred revenue of $38.8 million and $33.4 million had been collected as of November 30, 2003 and 2002, respectively.

In fiscal 1999, we sold unentitled land to a commercial real estate developer for $19 million. As part of the sales agreement, we were responsible to incur certain future development costs and complete certain entitlement activities related to the land. If we had failed to perform our obligations, as defined, the buyer had the right to require us to repurchase the property at any time during the sixth year following the close of escrow. The sales proceeds of $19 million had been deferred. During fiscal 2003, the sales agreement was amended to remove our repurchase obligation and to acknowledge the completion of the entitlement process. During 2003, we recognized a portion of the deferred revenue as income based on the stage of completion of our development responsibilities with the remainder classified as deferred revenue in the consolidated balance sheet as of November 30, 2003.

7.	Revolving Credit Facilities and Other Debt

Amounts outstanding under our revolving credit facilities and other debt consisted of the following:

	November 30,
	2003	2002
	(In thousands)
Revolving credit facilities with floating interest rates (ranging from 2.8% to 4.0% at November 30, 2003), collateralized by certain real estate, due through 2005	$59,033	90,786
Other debt payable	—	400

	$59,033	91,186

At November 30, 2003, we had a revolving credit facility with a financial institution for a maximum commitment of $65.0 million. Borrowings under this credit facility are limited by certain borrowing base calculations and are collateralized by real estate in the borrowing base. The borrowing amount available was $28.8 million and no amounts were outstanding under this facility at November 30, 2003. At November 30, 2002, we had outstanding borrowings of $45.8 million. This credit facility is used to acquire land, finance land development and for other general purposes, including distributions to the Members. Interest is payable monthly and is tied to the Prime Rate. The interest rate was 4.0% at November 30, 2003. We terminated this credit facility in January 2004.

We had a revolving credit facility with a financial institution that provided for borrowings of up to $45.0 million at November 30, 2002 subject to certain borrowing base limitations which was collateralized by real estate. In August 2003, the credit facility was amended to provide for borrowings of up to $50.0 million subject to certain borrowing base limitations and is collateralized by certain real estate. The maximum commitment under this credit facility is scheduled to be reduced to $35.0 million and $25.0 million in fiscal 2004 and 2005, respectively, maturing in August 2005. At November 30, 2003 and 2002, we had outstanding borrowings of $50.0 million and $45.0 million, respectively, under this credit facility. Interest is payable monthly and is based on LIBOR. The interest rate at November 30, 2003 was 3.6%. Lennar and LNR provide limited maintenance guarantees on this obligation.

At November 30, 2003, we had outstanding borrowings of $9.0 million pursuant to a revolving line of credit agreement with a financial institution, maturing in August 2005. This credit facility provides for borrowings of up to $21.9 million and is collateralized by real estate. Interest is payable monthly and is based on LIBOR. The interest rate at November 30, 2003 was 2.8%.

Our debt arrangements contain certain financial covenants. At November 30, 2003, we were in compliance with these covenants.

As of November 30, 2003, the minimum aggregate principal maturities of the revolving credit facilities for our fiscal years ending November 30 are as follows (in millions): 2004 - $15.0 and 2005 - $44.0.

8.	Leasing Activities

We have certain facilities that are being leased to several tenants under operating leases that expire at various dates over the next ten years. We expect that the leases will be renewed or replaced by other leases in the normal course of business. Future minimal rental revenues under non-cancelable operating leases with initial terms in excess of one year in effect as of November 30, 2003 are as follows (in millions): 2004 - $1.8; 2005 - $1.7; 2006 - $1.5; 2007 - $1.2; 2008 - $0.8 and thereafter - $3.3. Three tenants account for approximately 82% of future minimum rentals.

In addition to the leases discussed above, in June 2003, we acquired office property to be redeveloped. It is our intent to have all of the tenants vacated from this property in fiscal 2005. Future minimal rental revenues under non-cancelable operating leases with initial terms in excess of one year in effect as of November 30, 2003 for this property are as follows (in millions): 2004 - $1.3; 2005 - $0.6; 2006 - $0.3 and 2007 - $0.1.

Future minimum rentals exclude amounts that may be received from tenants for reimbursement of operating costs and real estate taxes.

9.	Related Party Transactions

The Members are paid a monthly fee for managing our day-to-day operations. These fees are reflected as management fees paid to related parties in the consolidated statements of operations. Additionally, Lennar is the general contractor for homes being built and sold by us and receives a fee for the general contractor services. General contractor fees paid to Lennar were $2.6 million in both fiscal 2003 and 2002. General contractor fees are recorded in inventories and expensed to cost of homes sold when the homes are delivered to a third-party homebuyer.

In the ordinary course of business, we sell land to the Members. The bylaws of each Member require that all significant decisions with regard to these land sales be approved by their respective review committee, which is comprised of independent representatives. For the years ended November 30, 2003, 2002 and 2001, land sales to Lennar amounted to $68.0 million, $83.0 million and $104.2 million, respectively, and generated gains totaling $28.4 million, $40.7 million and $35.6 million, respectively. Additionally, during the year ended November 30, 2003, we sold a portion of our residential land for $71.0 million to an affiliated joint venture in which the Members have a non-controlling equity interest. During the year ended November 30, 2002, a land sale to LNR amounted to $12.4 million and generated a gain of $3.3 million. Our land sales to the Members and affiliates approximate fair value.

Lennar and LNR provided limited maintenance guarantees on certain of our indebtedness totaling $50.0 million at November 30, 2003. Additionally, at November 30, 2003, Lennar and LNR each provided a 50% limited maintenance guarantee on $20.9 million of the debt of one of our unconsolidated partnerships and a 50% payment guarantee on $2.8 million of the debt of one of our unconsolidated partnerships.

Lennar funds the deficits of the community recreational facilities of its nonmaster-planned communities. During the year ended November 30, 2001, we received deficit funding from Lennar of $0.3 million, which has been recorded as a reduction to costs and expenses of club operations in other income, net in the consolidated statements of operations. No deficit funding was received in the years ended November 30, 2003 and 2002.

In July 2003, the Members formed, and obtained 50% interests in, NWHL Investment, LLC (“NWHL”), which in January 2004 purchased The Newhall Land and Farming Company (“Newhall Land”) for approximately $1 billion. Newhall Land’s primary business is developing two master-planned communities in Los Angeles County, California. In order to enable NWHL to pay the acquisition price of Newhall Land, the Members each contributed approximately $200 million, and we and NWHL jointly obtained $600 million of bank financing commitments, of which $400 million was used in connection with the acquisition of Newhall Land. The remainder of the purchase price was paid with proceeds of a sale of income-producing properties from Newhall Land to LNR for $217 million at the closing of the transaction. Lennar agreed to purchase 687 homesites and obtained options to purchase 623 homesites from Newhall Land. The Members are not obligated with regard to the borrowings by us and NWHL, except that the Members have made limited maintenance guarantees and have committed to complete any property development commitments on which we and NWHL default.

10.	Commitments and Contingent Liabilities

We are subject to the usual obligations associated with entering into contracts for the purchase, development, and sale of real estate which we do in the routine conduct of our business.

We are party to various claims, legal actions and complaints arising in the ordinary course of business. In our opinion, the disposition of these matters will not have a material adverse effect on our financial condition, results of operations, or cash flows.

Through an arrangement with Lennar, we are committed, under various letters of credits, to perform certain development activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under this arrangement totaled approximately $17.6 million at November 30, 2003.

We build, manage and sell the land and buildings located on the Mare Island property (the “Project”) located in the City. The Project was previously operated as a United States naval base and was deeded to the City and then to us on March 26, 2002 for $1. The project will be developed into a commercial and residential community. Currently, commercial tenants are leasing certain buildings previously used by the United States Navy. On December 21, 1999, we and the City entered into an acquisition agreement (the “Acquisition Agreement”) whereby we are required to pay to the City a certain percentage of gross rental revenues collected in addition to a portion of the profits (as defined) generated from the development, sale, and leasing activities of the Project after we have achieved a specified return on our invested capital.

According to the terms of the Acquisition Agreement, we are responsible for our portion of the City’s operating deficit resulting from providing municipal services to the Project. During fiscal 2003, the City determined that our share of such deficit was approximately $1.5 million. We are disputing the calculation of the deficit and have deposited $1.5 million in an escrow account pending the resolution of this matter. This deposit has been recorded as inventories in the consolidated balance sheet at November 30, 2003.

The Project is subject to an environmental clean up effort in which the United States Navy is responsible for funding the associated clean up costs as outlined by the Environmental Services Cooperative Agreement dated April 16, 2001. The United States Navy has funded approximately $77.4 million into an escrow account for the purpose of providing funding for the clean up activities. Additionally, the United States Navy has funded the premiums on an insurance policy to cover expenditures for unknown (or unquantifiable) conditions that are in excess of the $77.4 million stated above that were present when the Project transferred from the United States Navy to the City.

In January 2004, we entered into an agreement with a third party who had an interest in the future profits of one of our consolidated partnerships. The third party’s interest in the partnership’s future profits resulted from a transaction whereby assets were purchased by the partnership from the third party in a prior year. The agreement provides that we pay the third party a total of $13.0 million in annual installments through fiscal 2009. This agreement will be accounted for as an increase to the basis of certain assets of the partnership in fiscal 2004. Lennar and LNR each severally guarantee 50% of this debt payable.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of LNR Property Corporation and Subsidiaries:

We have audited the consolidated financial statements of LNR Property Corporation and subsidiaries (the “Company”) as of November 30, 2003 and 2002, and for each of the three years in the period ended November 30, 2003, and have issued our report thereon dated February 25, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets); such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company, listed in Item 15(A)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 25, 2004

LNR PROPERTY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended November 30, 2003, 2002, and 2001

(In thousands)

Description	Beginning Balance	Additions		Deductions		Ending Balance
		Charged to Costs and Expenses	Charged to Other Accounts
Year ended November 30, 2003
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$3,271	1,687	453	(790)		4,621

Deferred income and unaccreted discounts	$6,160	—	6,281	(4,629	) (A)	7,812

Allowance for losses	$3,477	2,861	1,918	(708)		7,548

Year ended November 30, 2002
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$2,341	1,599	51	(720)		3,271

Deferred income and unaccreted discounts	$3,961	801	3,301	(1,903	) (A)	6,160

Allowance for losses	$2,490	—	1,135	(148)		3,477

Year ended November 30, 2001
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$1,555	1,718	224	(1,156)		2,341

Deferred income and unaccreted discounts	$4,183	—	1,455	(1,677	) (A)	3,961

Allowance for losses	$2,038	—	588	(136)		2,490

Notes:

(A)	Includes accretion of discounts.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (D)(E)

Year Ended November 30, 2003

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building and Improvements	Improvements	Carrying Costs	Land(A)	Buildings (A)	Total (C)(F)	Accumulated Depreciation (B)(F)	Date of Completion of Construction	Date Acquired
	(In thousands)
Rental Office Property:
GA	$ 1,420	$ 5,238	$ 20,020	$ 36,883	$ 2,525	$ 5,238	$ 59,428	$ 64,666	$13,190	1999	1996
FL	24,859	7,721	31,180	5,789	—	7,721	36,969	44,690	5,195	Completed when acquired	1999
NC	33,066	4,480	40,320	549	—	4,480	40,869	45,349	4,451	Completed when acquired	2000
CA	33,548	16,654	15,104	43,273	1,897	17,412	59,516	76,928	9,872	Under construction	1998
Shopping/Retail Center:
NY	6,372	42,000	15,146	801	—	42,000	15,947	57,947	325	Under redevelopment	2003
CA	—	42,131	7,619	2,883	19	42,131	10,521	52,652	358	Under redevelopment	2002
Other miscellaneous properties which are individually less than 5% of total	196,738	57,442	133,333	160,603	7,007	75,823	282,563	358,386	37,835	Various	Various

	$296,003	$175,666	$262,722	$250,781	$11,448	$194,805	$505,813	$700,618	$71,226

Notes:

(A)	Includes related improvements and capitalized carrying costs.

(B)	Depreciation is calculated using the straight-line method over the estimated useful lives which vary from 10 to 30 years.

(C)	The aggregate gross cost of the listed property for Federal income tax purposes was $672,506,000 at November 30, 2003.

(D)	The listed real estate includes operating properties completed or under construction.

(E)	Reference is made to Notes 1, 7 and 11 of the consolidated financial statements.

(Continued)

LNR PROPERTY CORPORATION AND SUBSIDIARIES

SCHEDULE III-Continued

REAL ESTATE AND ACCUMULATED DEPRECIATION (D)(E)

Year Ended November 30, 2003

(F)	The changes in the total cost of real estate properties and accumulated depreciation (including amounts related to assets held for sale) for the three years ended November 30, 2003 are as follows (in thousands):

	2003	2002	2001
	(In thousands)
Cost:
Balance at beginning of year	$811,208	764,238	859,267
Additions, at cost	125,690	173,371	159,040
Cost of real estate sold	(212,626)	(189,359)	(238,873)
Transfers	(23,654)	62,958	(15,196)

Balance at end of year	$700,618	811,208	764,238

Accumulated depreciation:
Balance at beginning of year	$60,524	49,578	47,826
Depreciation and amortization charged against earnings	19,030	20,620	20,837
Depreciation on real estate sold	(7,947)	(11,085)	(17,674)
Transfers	(381)	1,411	(1,411)

Balance at end of year	$71,226	60,524	49,578

LNR PROPERTY CORPORATION AND SUBSIDIARIES

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

November 30, 2003

Description	Interest Rate	Index Floor	Current Maturity Date	Periodic Payment Terms		Prior Liens	Principal Amount of Mortgages	Carrying Amount of Mortgages (A)(B)(E)	Principal Amount of Loans Subject to Delinquent Principal or Interest
							(In thousands)

B-Notes secured by real estate:
Retail center - NY	Libor + 875		2008	Interest Only			$40,000	40,051
Office building - NY	Libor + 660	2.75%	2008	Interest Only			38,500	38,545
Mixed use - MA	Libor + 675	3.00%	2006	Interest Only			34,500	34,508
Office building - IL	Libor + 650	1.87%	2007	Interest Only			32,000	32,010
Retail center - MA	Libor + 696		2008	Interest Only			26,000	26,033
Multifamily - WA	Libor + 713	2.50%	2008	Interest Only			23,350	23,402
Mixed use - NY	Libor + 625	1.50%	2007	Interest Only			19,000	19,011
Hotel - TX	Libor + 800	2.00%	2008	Interest Only	(C)		18,550	18,582
Office building / Industrial - AL, FL, GA, IL, KY, TN, WI	Libor + 987	3.00%	2005	Interest Only			17,500	17,500
Industrial - MI	Libor + 700		2007	Principal and Interest			15,753	15,792
Office building - NY	Libor + 737	2.75%	2007	Interest Only			15,000	15,025
Convention center - VA	Libor + 700		2004	Interest Only			14,600	14,600
Office building - CA	Libor + 426		2006	Interest Only			13,000	6,500
Office building - CA	Libor + 739		2008	Interest Only			12,100	12,110
Hotel - CA, FL, NC, NY, OH, TN	Libor + 555		2005	Interest Only			10,830	10,830
Office building - NY	Libor + 1100	3.00%	2008	Interest Only			10,500	10,512
Office building - CA	Libor + 530		2006	Interest Only			10,000	9,577
Office building - MO	Libor + 481		2006	Interest Only			9,600	9,116
Hotel - TX	Libor + 600		2008	Interest Only	(C)		9,500	9,517
Retail center - UT	11.75%		2008	Interest Only			9,500	9,539
Office building - NY	Libor + 580		2004	Interest Only			9,000	9,000
Office building - NY	Libor + 650	2.55%	2006	Interest Only			9,000	9,000
Retail center - MN	Libor + 775		2008	Interest Only			8,000	8,079
Office building - CA	Libor + 700	2.00%	2006	Interest Only			7,950	7,874
Multifamily - MO	Libor + 656		2007	Interest Only			7,100	7,110
Office building - TX	Libor + 1050	2.00%	2008	Interest Only			6,893	6,944
Office building - FL	Libor + 951	2.50%	2007	Interest Only			5,000	5,041
Office building - CA	11.00%		2005	Principal and Interest			4,605	4,620
Mobile home - FL, TX, CA	7.15%		2007	Principal and Interest			3,510	2,965
Retail center - MN, MO, NV	17.00%		2005	Principal and Interest			2,173	2,184

							443,014	435,577

Other first mortgage loans secured by real estate:
Office/Industrial/Warehouse - Europe	6.8%		2007	Interest Only			6,936	6,936
Other	6.00% .50%		2000-2020	Principal and Interest			669	295	28

							7,605	7,231	28

Mezzanine loans secured by real estate:
Office building / Land - VA	15%		2008	Interest Only			6,259	6,259
Apartment communities - TX	Prime + 550		2005	Interest Only			4,696	4,696
Residential development - CA	Prime + 300+500		2001	Varying Payment			4,335	4,335	4,335
Residential development - CA	9%		2007	Varying Payment			3,846	3,846
Apartment communities - TX	Prime + 550		2005	Interest Only			3,323	3,323
Residential development - CA	Prime + 200	(D )	2005	Varying Payment			2,777	2,777
Residential development - CA	9%		2007	Varying Payment			1,790	1,790
Residential development - CA	Prime + 200	(D )	2004	Varying Payment			260	260

							27,286	27,286	4,335

							477,905	470,093	4,363
Allowance for losses								(7,548)

							$477,905	462,545	4,363

(Continued)

LNR PROPERTY CORPORATION AND SUBSIDIARIES

SCHEDULE IV-Continued

MORTGAGE LOANS ON REAL ESTATE

November 30, 2003

Notes:

(A)	For Federal income tax purposes, the aggregate basis of the listed mortgages was $470,790,442 at November 30, 2003.

(B)	Carrying amounts are net of accreted discounts.

(C)	Both loans paid off in December 2003.

(D)	There is an interest rate floor provision of 9% currently in effect for these loans.

(E)	The changes in the carrying amounts of mortgages for the years ended November 30, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Balance at beginning of year	$430,255	331,517	243,987
Additions (deductions):
New mortgage loans, net	413,864	180,768	195,830
Collections of principal	(388,127)	(87,770)	(108,969)
Accretion of discount	(463)	(320)	846
Change in allowance for losses	(4,071)	(987)	(452)
Transfers and other	11,087	7,047	275

Balance at end of year	$462,545	430,255	331,517

EXHIBIT INDEX

Exhibit Number	Description

4.5	Indenture, dated as of October 29, 2003, by and among LNR Property Corporation and U.S. Bank Trust National Association (the “Trustee”), including Form of 7.25% Series A Senior Subordinated Notes due 2013 and Form of 7.25% Series B Senior Subordinated Notes due 2013.

4.6	Registration Rights Agreement, dated as of October 29, 2003, by LNR Property Corporation, as Issuer, and Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Banc of America Securities LLC and Fleet Securities, Inc., as Initial Purchasers.

4.7	Registration Rights Agreement, dated as of October 29, 2003, by and between LNR Property Corporation, as Issuer, and Deutsche Bank Securities Inc., as Initial Purchaser.

4.8	Registration Rights Agreement, dated as of December 2, 2003, by and between LNR Property Corporation, as Issuer, and Deutsche Bank Securities Inc., as Initial Purchaser.

10.30	Parent Company Guaranty, dated as of January 27, 2004, by Lennar Corporation and LNR Property, in favor of Bank One, NA, as Administrative Agent, for the benefit of the Lenders under the Credit Agreement.

10.31	Master Repurchase Agreement by and among DSHI Blue, as Seller, LNR Property Corporation, as Guarantor and Wachovia Capital Investments, Inc., as Buyer dated as of November 26, 2003.

10.32	Extension Agreement dated as of August 26, 2003, between Lennar Corporation and LNR Property Corporation.

11.1	Statement Regarding Computation of Earnings Per Share.

12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended November 30, 2003, 2002, 2001, 2000 and 1999.

14.1	Code of Business Conduct and Ethics.

21.1	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

31	Rule 13a – 14(a) Certifications.

32	Section 1350 Certifications.