Form 10-Q
period 2004-02-29
LNR PROPERTY CORP
filed 2004-04-14
CIK 1043044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐

Common shares outstanding as of the end of the current fiscal quarter:

Common	19,952,871
Class B Common	9,772,848

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited)
	February 29, 2004	November 30, 2003
Assets

Cash and cash equivalents	$34,855	29,667
Restricted cash	7,421	23,732
Investment securities	915,732	900,334
Mortgage loans, net	564,978	462,545
Operating properties and equipment, net	795,370	583,321
Land held for investment	62,542	58,578
Investments in unconsolidated entities	576,832	426,576
Assets held for sale	—	58,104
Other assets	145,879	90,157

Total assets	$3,103,609	2,633,014

Liabilities and stockholders’ equity

Liabilities:
Accounts payable	$7,883	10,853
Accrued expenses and other liabilities	200,062	180,341
Liabilities related to assets held for sale	—	13,483
Mortgage notes and other debts payable	1,823,656	1,376,414

Total liabilities	2,031,601	1,581,091

Minority interests	806	1,056

Commitments and contingent liabilities (Notes 8 and 9)

Stockholders’ equity:
Common stock, $.10 par value, 150,000 shares authorized, 19,953 and 19,941 shares issued and outstanding in 2004 and 2003, respectively	1,995	1,994
Class B common stock, $.10 par value, 40,000 shares authorized, 9,773 and 9,775 shares issued and outstanding in 2004 and 2003, respectively	977	977
Additional paid-in capital	462,240	459,378
Retained earnings	563,518	538,799
Unamortized value of restricted stock grants	(30,456)	(28,890)
Accumulated other comprehensive earnings	72,928	78,609

Total stockholders’ equity	1,071,202	1,050,867

Total liabilities and stockholders’ equity	$3,103,609	2,633,014

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	(Unaudited)
	Three Months Ended
	February 29, 2004	February 28, 2003
Revenues
Rental income	$27,181	25,463
Management and servicing fees	9,497	9,476

Total revenues	36,678	34,939

Other operating income
Equity in earnings of unconsolidated entities	2,817	20,863
Interest income	39,571	44,432
Gains on sales of:
Real estate	950	7,544
Investment securities	17,336	—
Other, net	(195)	1,335

Total other operating income	60,479	74,174

Costs and expenses
Cost of rental operations	16,364	14,107
General and administrative	23,320	21,507
Depreciation	5,719	5,178
Minority interests	(85)	236
Interest	26,542	22,304
Loss on early extinguishment of debt	3,440	—

Total costs and expenses	75,300	63,332

Earnings from continuing operations before income taxes	21,857	45,781
Income taxes	6,977	16,374

Earnings from continuing operations	14,880	29,407

Discontinued operations:
Earnings from operating properties sold or held for sale, net of tax	247	1,045
Gains on sales of operating properties, net of tax	13,386	4,341

Earnings from discontinued operations	13,633	5,386

Net earnings	$28,513	34,793

(continued)

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS - CONTINUED

(In thousands, except per share amounts)

	(Unaudited)
	Three Months Ended
	February 29, 2004	February 28, 2003
Weighted average shares outstanding:
Basic	28,515	32,018

Diluted	30,310	32,961

Earnings per share from continuing operations:
Basic	$0.52	0.92

Diluted	$0.49	0.89

Earnings per share from discontinued operations:
Basic	$0.48	0.17

Diluted	$0.45	0.17

Net earnings per share:
Basic	$1.00	1.09

Diluted	$0.94	1.06

Dividends declared per share:
Common stock	$0.0125	0.0125

Class B common stock	$0.01125	0.01125

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

	(Unaudited)
	Three Months Ended
	February 29, 2004	February 28, 2003
Net earnings	$28,513	34,793

Other comprehensive earnings (loss), net of tax:
Unrealized gains on available-for-sale securities arising during the period	141	1,154
Less: reclassification adjustment for gains on available-for-sale securities included in net earnings	(10,512)	(6,043)
Unrealized gains on foreign currency translation	4,390	4,338
Unrealized gains (losses) on derivative financial instruments	300	(8)

Other comprehensive loss, net of tax	(5,681)	(559)

Comprehensive earnings	$22,832	34,234

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited)
	Three Months Ended
	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net earnings	$28,513	34,793
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	5,742	6,401
Minority interests	(85)	236
Accretion of discount on investment securities and mortgage loans, net of write-downs	764	(950)
Amortization of deferred costs	3,020	1,608
Equity in earnings of unconsolidated entities	(2,817)	(20,863)
Distributions of earnings from unconsolidated entities	23,058	28,249
Interest received on investment securities in excess of income recognized	7,012	7,270
Loss on early extinguishment of debt	3,440	—
Gains on sales of real estate	(22,895)	(14,661)
Gains on sales of investment securities	(17,336)	—
Losses (gains) on derivative financial instruments	827	(1,334)
Changes in assets and liabilities:
Increase in other assets	(43,939)	(1,693)
Increase in accounts payable and accrued liabilities	3,429	5,648

Net cash (used in) provided by operating activities	(11,267)	44,704

Cash flows from investing activities:
Operating properties and equipment:
Additions	(199,618)	(8,701)
Sales	79,762	19,139
Land held for investment:
Additions	(4,270)	(1,444)
Sales	658	6,184
Investments in unconsolidated entities	(199,794)	(19,228)
Distributions of capital from unconsolidated entities	25,513	16,910
Purchase of mortgage loans held for investment	(119,060)	(20,073)
Proceeds from principal collections on mortgage loans held for investment	39,645	65,143
Purchase of investment securities	(92,745)	(117,582)
Proceeds from principal collections and sales of investment securities	49,547	18,086
Decrease (increase) in restricted cash	16,311	(2,082)
Proceeds from sales and syndications of interests in affordable housing entities	5,399	4,436

Net cash used in investing activities	(398,652)	(39,212)

(continued)

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	(Unaudited)
	Three Months Ended
	February 29, 2004	February 28, 2003
Cash flows from financing activities:
Proceeds from stock option exercises and stock purchase plan sales	600	696
Purchase and retirement of treasury stock	(5,077)	(49,290)
Payment of dividends	(356)	(384)
Net distributions to minority partners in consolidated entities	(165)	(80)
Repurchase agreements and revolving credit lines	172,681	58,702
Senior subordinated notes:
Proceeds from borrowings	50,250	—
Principal and prepayment premium payments	(47,715)	—
Mortgage notes and other debts payable:
Proceeds from borrowings	261,630	12,175
Principal payments	(16,741)	(22,596)

Net cash provided by (used in) financing activities	415,107	(777)

Net increase in cash and cash equivalents	5,188	4,715
Cash and cash equivalents at beginning of period	29,667	5,711

Cash and cash equivalents at end of period	$34,855	10,426

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$22,267	25,031
Cash paid for taxes	$6,212	4,276

Supplemental disclosure of non-cash investing and financing activities:
Mortgage note assumed on purchase of operating property	$15,703	—
Mortgage loan received on sale of operating property	$—	10,000
Purchases of investment securities financed by seller	$—	3,989

Supplemental disclosure of non-cash transfers:
Transfer of investment securities to mortgage loans	$23,173	—
Transfer of investment securities to operating properties	$3,869	—

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Consolidation

The accompanying unaudited consolidated condensed financial statements include our accounts and those of our wholly owned subsidiaries and certain other entities we are required to consolidate. We consolidate the assets, liabilities, and results of operations of entities (both corporations and partnerships) in accordance with Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries – an amendment of ARB No. 51, with related amendments of Accounting Principles Board (“APB”) Opinion No. 18 and ARB No. 43, Chapter 12,” and the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised.

Variable interest entities (“VIEs”) are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with FIN No. 46, we consolidate VIEs created after January 31, 2003, of which we are the primary beneficiary – those in which we have a variable interest or a combination of variable interests that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time we become involved with the entity. We reconsider this assessment only if (i) the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, (ii) some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, (iii) the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or (iv) the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses.

Entities not deemed to be VIEs and VIEs created before February 1, 2003, are consolidated if we own a majority of the voting securities or interests, except in those instances in which the minority voting interest owner effectively participates through substantive participative rights, as discussed in Emerging Issues Task Force (“EITF”) No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Substantive participative rights include the ability to select, terminate, and set compensation of the investee’s management, if applicable, and the ability to participate in capital and operating decisions of the investee, including budgets, in the ordinary course of business.

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

Investments in entities which are not consolidated are accounted for by the equity method (when we can exert significant influence), or the cost method.

All significant intercompany transactions and balances among consolidated entities and intercompany profits and/or losses with unconsolidated entities have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 2003 audited financial statements in our Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying unaudited consolidated condensed financial statements have been made.

2. Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share calculations for the three months ended February 29, 2004 and February 28, 2003:

	Three Months Ended
	February 29, 2004	February 28, 2003
	(In thousands)
Numerator
Numerator for basic and diluted earnings per share:
Earnings from continuing operations	$14,880	29,407
Earnings from discontinued operations	13,633	5,386

Net earnings	$28,513	34,793

Denominator
Denominator for basic earnings per share - weighted average shares	28,515	32,018
Effect of dilutive securities:
Stock options	534	357
Restricted stock	1,204	562
Other	57	24

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	30,310	32,961

In the second quarter of 2003, we issued $235.0 million principal amount of 5.5% convertible senior subordinated notes due 2023. The notes are convertible into our common stock if the market price of our common stock exceeds certain thresholds or in other specified instances, at a rate of 22.0848 shares per $1,000 principal amount, which totals 5.2 million shares. These shares were not included in the calculation of diluted earnings per share for the three months ended February 29, 2004, because such conditions were not met.

3. Newhall Acquisition

In July 2003, we and Lennar Corporation (“Lennar”) formed, and obtained 50% interests in, NWHL Investment LLC (“NWHL”). In January 2004, this entity completed the acquisition of The Newhall Land and Farming Company (“Newhall”) for approximately $1.0 billion. Newhall’s primary business is developing two master-planned communities in Southern California.

In order to enable NWHL to pay the acquisition price of Newhall, we and Lennar each contributed approximately $200 million, and NWHL and LandSource Communities Development LLC (“LandSource”), another entity owned 50% by us and 50% by Lennar, jointly obtained $600 million of bank financing commitments, of which $400 million was used by NWHL to pay part of the acquisition price of Newhall. The remainder of the acquisition price was paid with proceeds from the sale of income producing commercial properties from Newhall to us for $217 million. We are not obligated with regard to the borrowings of NWHL and LandSource, except that we and Lennar have committed to complete any property development commitments on which NWHL and LandSource default and have guaranteed that, in the event of fraud or similar unlawful activities by the borrowers, or distributions by the borrowers that are not permitted by the loan documents, we will pay the lenders the amount of any resulting damages they suffer and we will pay anything that is required to reduce the loan balances to specified percentages of the appraised values of the properties that secure the borrowings.

4. Investment Securities and Mortgage Loans, Net

Included in our balances of investment securities and mortgage loans, net were $307.8 million and $69.2 million, respectively, at February 29, 2004 and $373.0 million and $46.2 million, respectively, at November 30, 2003 of assets which were pledged to creditors which can be repledged or sold by creditors under reverse repurchase agreements.

5. Securitization Transaction

In February 2004, we sold $50.4 million face amount of a non-investment grade commercial mortgage backed security (“CMBS”) to a qualified special purpose entity (“QSPE”). This CMBS bond was resecuritized into various classes of non-recourse fixed-rate bonds comprised of $28.7 million face amount of investment grade rated bonds and $21.7 million face amount of non-investment grade rated bonds. The QSPE sold the investment grade rated bonds to unrelated third parties for net proceeds of $30.3 million, which was used to pay us for the CMBS collateral. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we recognized a pretax gain on the sale of the CMBS collateral to the QSPE of $17.3 million in the quarter ended February 29, 2004. We retained the non-investment grade rated bonds (the “retained interests”), which had an aggregate face amount and amortized cost at the time of the resecuritization of $21.7 million and $7.5 million, respectively. The retained interests are carried on our balance sheet at February 29, 2004 at an estimated fair value of $18.7 million and are classified as available-for-sale. We measure the estimated fair value of the retained interests based on the present value of the expected future cash flows, which are determined based on the expected future cash flows from the underlying CMBS. The difference between the amortized cost of the retained interests and their fair value is recorded, net of tax, in stockholders’ equity as a component of accumulated other comprehensive earnings.

6. Stock-Based Compensation

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and SFAS No. 123, “Accounting for Stock-Based Compensation,” we continue to apply the accounting provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and

related interpretations, with regard to the measurement of employee compensation cost for options granted under our equity compensation plan. No stock-based employee compensation cost relative to stock options is reflected in net income as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of grant. Deferred compensation related to restricted stock grants is amortized to expense over the vesting period. Had expense been recognized using the fair value method described in SFAS No. 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

	Three Months Ended
	February 29, 2004	February 28, 2003
	(In thousands, except per share amounts)

Net earnings, as reported	$28,513	34,793
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	1,506	539
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,254)	(1,136)

Pro forma net earnings	$27,765	34,196

Net earnings per share:
Basic - as reported	$1.00	1.09

Basic - pro forma	$0.97	1.07

Diluted - as reported	$0.94	1.06

Diluted - pro forma	$0.92	1.04

7. Loss on Early Extinguishment of Debt

In the first quarter of 2004, we issued $50.0 million principal amount of 7.25% senior subordinated notes due in 2013. Proceeds from the sale were primarily used to redeem $45.3 million principal amount of our 10.5% senior subordinated notes due in 2009 at a redemption price equal to 105.375% of principal plus interest accrued to the redemption date. The redemption of the 10.5% notes at a premium resulted in a pretax loss of $3.4 million to earnings from continuing operations during the first quarter of 2004, which is included in the “Corporate and Interest” segment.

8. Commitments and Contingencies

We are obligated, under various types of agreements, to provide guarantees and other commitments, which totaled $440.6 million at February 29, 2004, none of which is reflected in our financial statements. Included in this amount are $53.8 million of commitments to fund capital contributions to unconsolidated entities required by agreements or pursuant to approved annual business plans or tax credit applications related to our affordable housing business. Also included are guarantees of $386.8 million at February 29, 2004, which are discussed in Note 9.

9. Guarantees

In the ordinary course of business, we provide various guarantees which are included under the recognition, measurement, and disclosure provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others,” including: (i) standby letters of credit, generally to enhance credit or guarantee our performance under contractual obligations; (ii) guarantees of debt, generally in order for unconsolidated entities in which we own interests to obtain financing for the acquisition and development of their properties; (iii) limited maintenance guarantees, generally to certain of our unconsolidated entities’ lenders, which may require us to provide funds to these entities to maintain a required loan-to-value ratio or upon default by the borrower; (iv) surety bond reimbursement guarantees, generally related to our affordable housing syndications or to support our development obligations under development agreements with municipalities, and (v) guarantees in connection with our syndication of affordable housing tax credits, generally to provide additional funding to cover operating cash flow deficiencies, maintain specified debt service coverage ratios and cover financing shortfalls to projects upon completion if the projects’ permanent financing is insufficient to repay the projects’ construction loans. These guarantees have varying expiration dates ranging from less than one year to 37 years, and total $386.8 million at February 29, 2004. The fair value of these types of guarantees issued after December 31, 2002, was not material. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have recorded $1.7 million of liabilities related to obligations under certain guarantees, where payments are considered both probable and reasonably estimable.

In addition, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” we have recorded $3.6 million of liabilities representing our maximum exposure to loss under non-operating guarantees and operating guarantees of an extended duration which we provided at the time of sale of interests in certain affordable housing community entities, even though we do not expect to be required to perform under these guarantees.

10. New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which was subsequently revised in December 2003. We have adopted the provisions of FIN No. 46 for all variable interest entities with which we became involved after January 31, 2003, and will adopt its provisions as of May 31, 2004 for entities with which we became involved prior to February 1, 2003. The revisions to FIN No. 46 issued in December 2003 did not significantly affect the conclusions reached in the adoption of FIN No. 46 for entities with which we became involved after January 31, 2003, and accordingly the revisions to FIN No. 46 did not have a material effect on our results of operations or financial position. The effects of adopting the provisions of FIN No. 46, as revised, for entities created before February 1, 2003 are described in Note 11.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities purchased subsequent to origination if those differences are attributable, at least in part, to credit quality. SOP No. 03-3 requires that we recognize the excess of all cash flows expected over our initial investment as interest income on a level yield basis over the life of the investment. SOP No. 03-3 is effective for loans or debt securities we acquire subsequent to origination after November 30, 2005 and may be adopted early. We do not believe the adoption of SOP No. 03-3 will have a material effect on our results of operations or financial position.

In November 2003, the EITF reached a consensus on the “disclosure” provisions of EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

EITF No. 03-1 requires that certain quantitative and qualitative disclosures be made for debt securities subject to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. We plan to adopt the required “disclosure” provisions of EITF No. 03-1 during the quarter ended November 30, 2004.

In March 2004, the EITF reached a consensus on the “recognition” provisions of EITF No. 03-1. EITF No. 03-1 requires that a loss be recognized for an impairment that is other-than-temporary. A three-step impairment model should be applied to debt securities subject to SFAS No. 115, including those debt securities for which no impairment loss was required under EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” and whose fair value is below its carrying amount. We are required and plan to adopt the “recognition” provisions of EITF No. 03-1 prospectively to all current and future investments during the quarter ended November 30, 2004. We are currently evaluating whether the adoption of the “recognition” provisions of EITF No. 03-1 will have a material effect on our results of operations or financial position.

11. Transition Disclosures for Variable Interest Entities

We have evaluated all of our investments and other interests in entities created before February 1, 2003, that may be deemed VIEs under the provisions of FIN No. 46. These included interests in CMBS, investments in certain mezzanine loans, and investments in certain real estate entities. The interests we own in CMBS are with qualifying special-purpose entities, which are exempted from consolidation under the provisions of FIN No. 46. Therefore, none of our interests in CMBS require consolidation. Our investments in mezzanine loans did not constitute VIEs, except for one mezzanine loan which is a VIE due to disproportionate voting and economic rights. For this loan, however, because we did not absorb the majority of the expected losses, we were not the primary beneficiary and therefore consolidation was not required. Twenty-one of our real estate entities are VIEs due to disproportionate voting and economic rights. We expect to consolidate these twenty-one real estate entities into our financial statements as of May 31, 2004. Their assets and liabilities will be measured at their carrying values. As of February 29, 2004, these twenty-one real estate entities have total assets of approximately $286.3 million and total mortgage notes and other debts payable of approximately $144.0 million. Our maximum exposure to loss in these real estate entities represents our recorded investment in these assets of approximately $107.8 million and the guarantees we provided to these entities of approximately $26.2 million, at February 29, 2004. The adoption of FIN No. 46 will not impact our net earnings.

12. Assets Held for Sale

In the normal course of our business, we acquire, develop, redevelop, or reposition real estate properties, and then dispose of those properties when we believe they have reached optimal values. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reflect the historical operating results of properties sold or held for sale as well as our gain or loss on sale from these properties as discontinued operations in our consolidated statements of earnings and their assets and liabilities as held for sale in our consolidated balance sheets for periods prior to their sale. During the period from our adoption of SFAS No. 144 (December 1, 2002) through February 29, 2004, we sold several such properties and have reflected these properties’ assets and liabilities as held for sale in our consolidated condensed balance sheets prior to their sale date, and their historical operating results for periods prior to their sale, as well as the gain or loss on sale, as results of discontinued operations in our consolidated statements of earnings. At February 29, 2004, none of our real estate operating properties was considered held for sale as defined by SFAS No. 144.

Assets held for sale and liabilities related to assets held for sale were comprised of the following at February 29, 2004 and November 30, 2003:

	February 29, 2004	November 30, 2003
	(In thousands)
Assets
Operating properties and equipment, net	$—	57,621
Other assets	—	483

Total assets	$—	58,104

Liabilities
Accounts payable	$—	396
Accrued expenses and other liabilities	—	6,715
Mortgage notes and other debts payable	—	6,372

Total liabilities	$—	13,483

The results of discontinued operations for the three months ended February 29, 2004 and February 28, 2003, related to assets that had been sold or were held for sale after November 30, 2002, were as follows:

	Three Months Ended
	February 29, 2004	February 28, 2003
	(In thousands)

Rental income	$281	6,288
Management and servicing fees	396	—
Interest income	96	12
Gains on sales of real estate	21,945	7,117
Other, net	1	—

Total revenues and other operating income	22,719	13,417

Cost of rental operations	224	1,992
Depreciation	23	1,223
Interest	123	2,040

Total costs and expenses	370	5,255

Earnings before income taxes	22,349	8,162
Income taxes	8,716	2,776

Net earnings	$13,633	5,386

13. Reclassifications

Certain reclassifications have been made to the prior year consolidated condensed financial statements to conform to the current year presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SOME OF THE STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE “FORWARD-LOOKING STATEMENTS” AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. GENERALLY, THE WORDS “BELIEVE,” “EXPECT,” “INTEND,” “ANTICIPATE,” “WILL,” “MAY” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS IN THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO, (I) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY AND INTERNATIONALLY, IN AREAS IN WHICH WE OWN PROPERTIES, OR IN AREAS (INCLUDING AREAS OUTSIDE THE UNITED STATES) IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY US ARE LOCATED, (II) CHANGES IN INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (III) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (IV) CHANGES IN INTEREST RATES, (V) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES, (VI) CHANGES IN AVAILABILITY OF CAPITAL OR THE TERMS ON WHICH IT IS AVAILABLE, (VII) CHANGES IN AVAILABILITY OF QUALIFIED PERSONNEL AND (VIII) CHANGES IN GOVERNMENT REGULATIONS, INCLUDING, WITHOUT LIMITATION, ENVIRONMENTAL REGULATIONS. SEE OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 2003, FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES APPLICABLE TO OUR BUSINESS.

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

1. RESULTS OF OPERATIONS

Adoption of SFAS No. 144

On December 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that whenever we sell or hold for sale a commercial real estate property that has its own operations and cash flows, which is a frequent occurrence since selling properties is a regular part of our business, we must reclassify the revenues and expenses of that property, both with regard to the current period and with regard to the past, and classify the gain or loss on sale of that property, as results of discontinued operations. Primarily because of this, 48% of our net earnings during the first quarter of 2004 were characterized as earnings from discontinued operations. Because selling properties is a regular part of our business, our expectation is that each year we will report a significant portion of our earnings as discontinued operations, and we will be required to restate prior years for comparability. Because our real estate properties business consists of continuously acquiring properties, enhancing their value and selling them, sales of individual properties are an important part of our real estate property business. Therefore, we believe that reclassifying our operating income from properties we sell or hold for sale and treating our gain or loss from sale of those properties as results of discontinued operations, makes it difficult to determine and evaluate from our statements of earnings the performance of our real estate properties business. Because of that, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and particularly in the section regarding Real Estate Properties, we provide information that combines revenues, expenses and gains on sales with regard to properties we have sold or hold for sale, which are reflected on our statements of earnings as discontinued operations, with the operating income from commercial properties we continue to own which are not classified as held for sale. Our management uses this combined information in evaluating the performance of the real estate properties business, and believes investors may find the information helpful for this purpose as well.

The following is a summary of our results of operations on an as reported and combined basis for the three months ended February 29, 2004 and February 28, 2003:

	Three Months Ended February 29, 2004			Three Months Ended February 28, 2003
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
	(In thousands)
Revenues
Rental income	$27,181	281	27,462	25,463	6,288	31,751
Management and servicing fees	9,497	396	9,893	9,476	—	9,476

Total revenues	36,678	677	37,355	34,939	6,288	41,227

Other operating income
Equity in earnings of unconsolidated entities	2,817	—	2,817	20,863	—	20,863
Interest income	39,571	96	39,667	44,432	12	44,444
Gains on sales of:
Real estate	950	21,945	22,895	7,544	7,117	14,661
Investment securities	17,336	—	17,336	—	—	—
Other, net	(195)	1	(194)	1,335	—	1,335

Total other operating income	60,479	22,042	82,521	74,174	7,129	81,303

Costs and expenses
Cost of rental operations	16,364	224	16,588	14,107	1,992	16,099
General and administrative	23,320	—	23,320	21,507	—	21,507
Depreciation	5,719	23	5,742	5,178	1,223	6,401
Minority interests	(85)	—	(85)	236	—	236
Interest	26,542	123	26,665	22,304	2,040	24,344
Loss on early extinguishment of debt	3,440	—	3,440	—	—	—

Total costs and expenses	75,300	370	75,670	63,332	5,255	68,587

Earnings from continuing operations before income taxes	21,857	22,349	44,206	45,781	8,162	53,943
Income taxes	6,977	8,716	15,693	16,374	2,776	19,150

Earnings from continuing operations	14,880	13,633	28,513	29,407	5,386	34,793

Discontinued operations:
Earnings from operating properties sold or held for sale, net of tax	247	(247)	—	1,045	(1,045)	—
Gains on sales of operating properties, net of tax	13,386	(13,386)	—	4,341	(4,341)	—

Earnings from discontinued operations	13,633	(13,633)	—	5,386	(5,386)	—

Net earnings	$28,513	—	28,513	34,793	—	34,793

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

The following table summarizes our results of operations for the three months ended February 29, 2004 and February 28, 2003, after allocating among the core business segments certain non-corporate general and administrative expenses:

	Three Months Ended February 29, 2004			Three Months Ended February 28, 2003
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
	(In thousands)
Revenues and other operating income
Real estate properties	$32,217	22,719	54,936	54,142	13,417	67,559
Real estate loans	12,997	—	12,997	12,610	—	12,610
Real estate securities	51,943	—	51,943	42,361	—	42,361

Total revenues and other operating income	97,157	22,719	119,876	109,113	13,417	122,530

Costs and expenses
Real estate properties	28,907	247	29,154	27,273	3,215	30,488
Real estate loans	1,045	—	1,045	1,084	—	1,084
Real estate securities	6,431	—	6,431	6,389	—	6,389
Corporate and interest	38,917	123	39,040	28,586	2,040	30,626

Total costs and expenses	75,300	370	75,670	63,332	5,255	68,587

Earnings from continuing operations before income taxes
Real estate properties	3,310	22,472	25,782	26,869	10,202	37,071
Real estate loans	11,952	—	11,952	11,526	—	11,526
Real estate securities	45,512	—	45,512	35,972	—	35,972
Corporate and interest	(38,917)	(123)	(39,040)	(28,586)	(2,040)	(30,626)

Earnings from continuing operations before income taxes	21,857	22,349	44,206	45,781	8,162	53,943
Income taxes	6,977	8,716	15,693	16,374	2,776	19,150

Earnings from continuing operations	14,880	13,633	28,513	29,407	5,386	34,793

Discontinued operations
Earnings from operating properties sold or held for sale, net of tax	247	(247)	—	1,045	(1,045)	—
Gains on sales of operating properties, net of tax	13,386	(13,386)	—	4,341	(4,341)	—

Earnings from discontinued operations	13,633	(13,633)	—	5,386	(5,386)	—

Net earnings	$28,513	—	28,513	34,793	—	34,793

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

Three months ended February 29, 2004 compared to three months ended February 28, 2003

Net earnings for the quarter ended February 29, 2004, were $28.5 million, compared to $34.8 million for the same period in 2003. The decrease was primarily due to (i) a decrease in equity in earnings of unconsolidated entities, primarily due to a gain a real estate property partnership realized on the sale of a portion of its interest in a portfolio of land in the prior year, (ii) lower interest income from the real estate securities segment, (iii) lower net rents (rental income less cost of rental operations), (iv) higher interest expense, and (v) a pretax loss of $3.4 million related to the redemption at a premium of $45.3 million principal amount of our 10.5% senior subordinated notes due 2009. These decreases were partially offset by (i) a $25.6 million increase in gains on sales of assets (including gains on sales of real estate property assets of $21.9 million in 2004 and $7.1 million in 2003, characterized as earnings from discontinued operations), and (ii) lower income tax expense primarily due to lower pretax earnings.

On an as reported basis, revenues and other operating income for the quarter ended February 29, 2004, were $97.2 million, compared to $109.1 million for the same period in 2003. On a combined basis, revenues and other operating income for the quarter ended February 29, 2004, were $119.9 million, compared to $122.5 million for the same period in 2003. The decrease on an as reported basis was primarily due to (i) lower equity in earnings of unconsolidated entities in the real estate property segment, (ii) lower gains on sales of real estate included in operating income ($21.9 million of our $22.9 million of gains on sales of real estate property assets were classified as results of discontinued operations, compared to $7.1 million of our $14.7 million of gains on sales of real estate property assets for the same period in the prior year), and (iii) lower interest income from the real estate securities segment. These decreases were partially offset by higher gains on sales of investment securities.

Real Estate Properties

	Three Months Ended February 29, 2004			Three Months Ended February 28, 2003
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
	(In thousands)
Revenues
Rental income	$27,181	281	27,462	25,463	6,288	31,751
Management fees	680	396	1,076	683	—	683

Other operating income
Equity in earnings of unconsolidated entities	3,467	—	3,467	20,396	—	20,396
Interest income	75	96	171	56	12	68
Gains on sales of real estate	950	21,945	22,895	7,544	7,117	14,661
Other, net	(136)	1	(135)	—	—	—

Total revenues and other operating income	32,217	22,719	54,936	54,142	13,417	67,559

Costs and expenses
Cost of rental operations	16,364	224	16,588	14,107	1,992	16,099
General and administrative	6,916	—	6,916	7,760	—	7,760
Depreciation	5,719	23	5,742	5,178	1,223	6,401
Minority interests	(92)	—	(92)	228	—	228

Total costs and expenses(2)	28,907	247	29,154	27,273	3,215	30,488

Earnings before income taxes	$3,310	22,472	25,782	26,869	10,202	37,071

Balance sheet data:
Operating properties and equipment, net	$795,370	—	795,370	578,668	170,101	748,769
Assets held for sale	—	—	—	180,656	(180,656)	—
Land held for investment	62,542	—	62,542	56,379	—	56,379
Investments in unconsolidated entities	492,283	—	492,283	253,345	—	253,345
Other assets	61,841	—	61,841	36,204	10,555	46,759

Total segment assets	$1,412,036	—	1,412,036	1,105,252	—	1,105,252

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

(2)	Costs and expenses do not include interest expense.

Real estate properties include office buildings, rental apartment communities (market-rate and affordable housing communities, substantially all of which qualify for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code), industrial/warehouse facilities, hotels, retail centers and land that we acquire, develop, reposition, manage and sell. These properties may be wholly owned or owned through partnerships or other entities that are either consolidated or accounted for by the equity method, and therefore reflected on our balance sheets only as investments in unconsolidated entities. Total revenues and other operating income from real estate properties include rental income from consolidated operating properties, equity in earnings of unconsolidated entities that own and operate real estate properties, gains on sales of properties or interests in those unconsolidated entities, and fees earned from managing those entities. Costs and expenses include the direct costs of operating the real estate properties, the related depreciation and the overhead associated with managing the properties and some of the entities.

On January 27, 2004, NWHL Investment LLC, a joint venture 50% owned by us and 50% owned by Lennar Corporation (“Lennar”) completed the acquisition of The Newhall Land and Farming Company (“Newhall”), for approximately $1.0 billion. Newhall is a community planner in north Los Angeles County. Its primary activities are planning the communities of Valencia and Newhall Ranch, which are located on 34,000 acres of land, 30 miles north of downtown Los Angeles.

Funding for the Newhall purchase came from capital contributions of approximately $200 million from each of the partners and $400 million of borrowings under a $600 million senior credit facility secured by the assets of Newhall and LandSource Communities Development LLC, another entity 50% owned by us and 50% owned by Lennar. The remainder of the acquisition price was paid with proceeds from the sale of income producing commercial properties from Newhall to us for $217 million. Although these income producing commercial assets are expected to immediately contribute to our recurring income from net rents, after depreciation and carrying costs, including those within the land venture, the Newhall acquisition is not anticipated to have a material impact on our net earnings until 2005, when Newhall is expected to commence significant homesite sales (including sales to Lennar).

Three months ended February 29, 2004 compared to three months ended February 28, 2003

Earnings before income taxes from real estate properties on an as reported basis were $3.3 million for the quarter ended February 29, 2004, compared to $26.9 million for the same period in 2003. On a combined basis (i.e., including revenues, expenses and gains on sales of properties classified as discontinued operations), earnings before income taxes from real estate properties were $25.8 million for the quarter ended February 29, 2004, compared to $37.1 million for the same period in 2003. The decrease on an as reported basis was primarily due to lower equity in earnings of unconsolidated entities and lower gains on sales of real estate. In 2004, $21.9 million of our $22.9 million of gains on sales of real estate property assets were classified as results of discontinued operations, compared to $7.1 million of our $14.7 million of gains on sales of real estate property assets for the same period in the prior year. The gains classified as results of discontinued operations are not reflected in earnings before income taxes on an as reported basis. The decrease on a combined basis was primarily due to lower equity in earnings of unconsolidated entities and lower net rents, partially offset by an increase in gains on sales of our real estate property assets.

Equity in earnings of unconsolidated entities was $3.5 million for the quarter ended February 29, 2004, compared to $20.4 million for the same period in 2003. The decrease was primarily due to higher earnings last year from one partnership, which is involved in the development of approximately 585 acres of commercial and residential land in Carlsbad, California. The partnership sold 75% of its interest in the land during the first quarter of 2003 for a gain.

On an as reported basis, gains on sales of real estate were $1.0 million for the quarter ended February 29, 2004, compared to $7.5 million for the same period in 2003. On a combined basis, gains on sales of real estate were $22.9 million for the quarter ended February 29, 2004, compared to $14.7 million for the same period in 2003. Gains on sales of real estate property assets fluctuate from quarter to quarter primarily due to the timing of asset sales. Gains in the first quarter of 2004 were primarily related to the sale of one 420,000 square foot retail property located in Westbury, New York. The loan on this property was part of a large CMBS transaction in which we own the junior bonds and are the special servicer. When the loan went into default, we used our workout skills, in our role as special servicer, and quickly took title to the shopping center in the CMBS trust. We purchased the shopping center from the trust for the par value of the loan and acquired an additional free-standing store in the middle of the property that was critical to the center’s redevelopment plan, but was not part of the collateral for the loan. We then brought in a major national retailer to build a new store on the combined site and renegotiated to relocate other tenants to accommodate the new tenant. Once the shopping center was 100% leased, and before performing any development or construction work, we sold the asset and realized a $21 million gain on the sale.

On an as reported basis, net rents were $10.8 million for the quarter ended February 29, 2004, compared to $11.4 million for the same period in 2003. On a combined basis, net rents were $10.9 million for the quarter ended February 29, 2004, compared to $15.7 million for the same period in 2003. The decrease in net rents was primarily due to a smaller stabilized property portfolio for most of the first quarter of 2004 due to sales of stabilized properties throughout 2003, as well as the loss of a tenant in the third quarter of 2003 that had leased 100% of one of our office buildings and which made a $24 million payment last year to cancel its lease. These decreases were partially offset by net rents from the portfolio of income producing properties acquired from Newhall late in the first quarter of 2004.

Over the past three years, we have limited our new property acquisitions in favor of adding value to our existing portfolio through development, repositioning and leasing. As properties have come on-line, and we have maximized their cash flows, we have been taking advantage of strong buyer demand by selling many of these assets at premium prices. As a result, our stabilized property portfolio and the corresponding net rents from these properties have been declining. With the acquisition of the income producing properties from Newhall late in the first quarter of 2004, however, our stabilized property portfolio has increased significantly and a resulting increase in net rents should be reflected in the next reported quarter’s results. At February 29, 2004, 58% of our $784.7 million owned property portfolio was stabilized. At February 28, 2003, 54% of our $735.7 million owned property portfolio was stabilized.

The net book value of operating properties and equipment with regard to various types of properties we own at February 29, 2004, together with the yield and the occupancy for the stabilized operating properties, follows:

	Net Book Value	Occupancy Rate(1)	Yield on Net Book Value(2)
	(In thousands, except percentages)
Market-rate operating properties
Stabilized operating properties:
Office	$120,800	88%	14%
Retail	194,744	82%	10%
Industrial / warehouse	33,250	100%	15%
Ground leases	7,919	100%	13%

Commercial	356,713	89%	12%
Hotel	64,132	69%	7%

	420,845		11%

Under development or repositioning:
Office	212,842
Retail	56,105
Industrial / warehouse	9,194
Ground leases	368

Commercial	278,509
Hotel	28,368

	306,877

Total market-rate operating properties	727,722
Affordable housing communities	56,945

Total operating properties	784,667
Furniture, fixtures and equipment	10,703

Total operating properties and equipment	$795,370

(1)	Occupancy rate at February 29, 2004.

(2)	Yield for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses during the quarter ended February 29, 2004, annualized.

As of February 29, 2004 and February 28, 2003, our market-rate stabilized operating property portfolio, including assets held for sale, was yielding in total 11% and 13%, respectively, on net book value. The decrease in yield on our stabilized operating properties was primarily due to the acquisition of Newhall’s income producing properties during the first quarter of 2004, which were acquired at a price that results in a lower yield than our overall portfolio of stabilized properties. As of February 29, 2004 and February 28, 2003, our market-rate development or repositioning portfolio, including assets held for sale, was yielding in total 4% on net book value.

Occupancy levels for our market-rate stabilized commercial real estate property portfolio, including assets held for sale, was at 89% at February 29, 2004, compared to 95% at February 28, 2003. The decrease primarily reflects the sale of ground leases and office facilities in 2003 which were fully occupied, the acquisition of the Newhall income producing commercial properties, which had an average occupancy of 89%, and the loss of two large tenants at two of our office facilities, one of which was previously discussed.

We entered the business of owning, developing and syndicating affordable housing communities in 1998. In this business, we create or enter into entities that hold interests in multi-family real estate properties that are eligible for affordable housing tax credits granted under Section 42 of the Internal Revenue Code. In 2000, we began to shift our strategy away from owning the majority of the interests in affordable housing community entities toward syndicating those interests. After such syndications, we continue to hold small interests (typically ranging from less than 1% to 10%) in these entities and provide certain limited guarantees to the investors. We may also continue to manage the communities and/or provide tax compliance and other services on behalf of the investors, for which we receive fees. As a result of the shift in strategy, our total investment in affordable housing communities, as well as the amount of tax credits we hold and utilize to reduce our tax rate, has continued to decline.

Our net investment in our affordable housing communities at February 29, 2004, was as follows:

February 29, 2004
(In thousands)
Operating properties	$56,945
Investments in unconsolidated entities	47,377
Debt and other	(62,409)

Net investment in affordable housing communities	$41,913

As of February 29, 2004, we had been awarded and held rights to $56.5 million in gross tax credits, compared with $88.4 million in gross tax credits at February 28, 2003. Our net investment in affordable housing communities at February 29, 2004 was $41.9 million, compared to $68.7 million at February 28, 2003. The decrease in tax credits and in our investment in affordable housing communities primarily reflects the syndication of interests in affordable housing community entities. For syndications of affordable housing communities under development, we do not receive a substantial portion of the syndication proceeds until after the properties are completed and leased up. Our net investment is expected to decrease further as the properties in the syndicated entities are completed and leased up.

Real estate loans

	Three Months Ended
	February 29, 2004	February 28, 2003
	(In thousands)
Revenues
Management fees	$296	511

Other operating income
Interest income	12,940	11,744
Equity in (losses) earnings of unconsolidated entities	(239)	354
Other, net	—	1

Total revenues and other operating income	12,997	12,610

Costs and expenses
General and administrative	1,045	1,084
Minority interests	—	—

Total costs and expenses(1)	1,045	1,084

Earnings before income taxes	$11,952	11,526

Balance sheet data:
Mortgage loans, net	$564,978	395,076
Investments in unconsolidated entities	2,663	8,146
Other assets	8,288	1,658

Total segment assets	$575,929	404,880

(1)	Costs and expenses do not include interest expense.

Real estate loans include our direct investments in high yielding loans, as well as our discount loan portfolio investments, owned primarily through unconsolidated entities, and related loan workout operations. Total revenues and other operating income from real estate loans include interest income, equity in earnings of unconsolidated entities and management fees earned from those entities. Costs and expenses include the overhead associated with servicing the loans and managing the unconsolidated entities.

Over the past several years, the majority of investing activity within the real estate loan segment has been in structured junior participations in short- to medium-term variable-rate real estate loans (“B-notes”), most of which represent participations in first mortgage loans. Most of our B-note investments are match-funded with variable-rate debt of similar term. At February 29, 2004, we had no delinquencies in our B-note portfolio.

Three months ended February 29, 2004 compared to three months ended February 28, 2003

Earnings before income taxes from real estate loans were $12.0 million for the quarter ended February 29, 2004, compared to $11.5 million for the same period in 2003. This increase was primarily attributable to higher interest income.

Interest income from real estate loans increased 10% to $12.9 million for the quarter ended February 29, 2004, from $11.7 million for the same period in 2003. This increase reflects a higher average level of loan investments, partially offset by income in the first quarter of 2003 realized from the payoff of several loan investments we had acquired at a discount.

During the quarter ended February 29, 2004, we funded three additional B-note investments for $116.5 million and received $33.1 million for the payoff in full of two B-note investments, bringing the total B-note principal balance to $523.4 million at February 29, 2004.

Real estate securities

	Three Months Ended
	February 29, 2004	February 28, 2003
	(In thousands)
Revenues
Management and servicing fees	$8,521	8,282

Other operating income
Interest income	26,556	32,632
Equity in (losses) earnings of unconsolidated entities	(411)	113
Gains on sales of investment securities	17,336	—
Other, net	(59)	1,334

Total revenues and other operating income	51,943	42,361

Costs and expenses
General and administrative	6,424	6,381
Minority interests	7	8

Total costs and expenses(1)	6,431	6,389

Earnings before income taxes	$45,512	35,972

Balance sheet data:
Investment securities	$915,732	1,226,436
Investments in unconsolidated entities	81,886	100,918
Other assets	26,045	21,816

Total segment assets	$1,023,663	1,349,170

(1)	Costs and expenses do not include interest expense.

Real estate securities include unrated and non-investment grade rated subordinated CMBS, which are collateralized by pools of mortgage loans on commercial and multi-family residential real estate properties. It also includes our investment in non-investment grade notes and preferred shares related to resecuritization transactions which are collateralized by CMBS, our investment in Madison Square Company LLC (“Madison”), a limited liability company that invests primarily in CMBS, as well as investments in entities in similar businesses. Total revenues and other operating income from real estate securities include interest income, equity in earnings of unconsolidated entities, gains on sales of investment securities, servicing fees from acting as special servicer for CMBS transactions and fees earned from managing unconsolidated entities. Costs and expenses include the overhead associated with managing the investments and unconsolidated entities, and costs to perform our special servicing responsibilities.

Three months ended February 29, 2004 compared to three months ended February 28, 2003

Earnings before income taxes from real estate securities were $45.5 million for the quarter ended February 29, 2004, compared to $36.0 million for the same period in 2003. This increase was primarily due to higher gains on sales of securities, partially offset by a decrease in interest income.

During the first quarter of 2004, we sold $28.7 million face amount of investment grade CMBS through a resecuritization of a non-investment grade CMBS bond (the “CDO”). The non-investment grade bond, which had a face amount of $50.4 million, was originally purchased in 1996 with a CCC rating. Due to the overall strong performance of the securitization and our efforts as special servicer, the rating agencies subsequently upgraded the bond to a BB+ rating. Taking into account the quality of the collateral and our involvement in the CDO transaction, the rating agencies rated $28.7 million of the $50.4 million face amount of the bonds from the CDO as investment grade. We sold the $28.7 million face amount of investment grade bonds to unrelated third parties for total cash proceeds of $30.3 million and recognized a pretax gain of $17.3 million. We retained the remaining $21.7 million face amount of bonds rated BB+/BBB- to BB+/B. The yield on the retained bonds, which had an amortized book cost of $7.5 million at February 29, 2004, was 26%.

Interest income from direct CMBS investments was $26.6 million for the quarter ended February 29, 2004, compared to $32.6 million for the same period in 2003. The decrease during the quarter was primarily due to a lower average level of CMBS investments during the 2004 period.

In recording CMBS interest income, we recognize the amount by which cash flows over the life of a security are expected to exceed our initial investment as interest income to achieve a level yield. To date, this has resulted in less recognition of interest income than the amount of interest actually received. The excess interest received is applied to reduce the carrying value of our CMBS investment. Our initial and ongoing estimates of cash flows from CMBS investments are made by management based on certain assumptions which include, but are not limited to, collectibility of principal and interest on the underlying loans and the amount and timing of projected principal repayments or losses. Changes in cash flow estimates could materially affect the interest income that is recognized in future periods.

Since we invest in subordinated classes of CMBS, we generally do not receive principal payments until the principal of the senior classes of an issue is paid in full. However, we have already begun to receive principal payments from 20 classes of our CMBS securities, and 36 classes (excluding securities sold in resecuritization transactions in 2004, 2003 and 2002) have reached economic maturity either through the collection of principal, liquidation of the trust, or sale. Through resecuritization transactions completed in 2004, 2003 and 2002, an additional 121 classes of securities and portions of 101 other classes were also sold.

During the quarter ended February 29, 2004, we acquired $193.5 million face amount of non-investment grade fixed-rate CMBS for $89.3 million and $11.9 million face amount of non-investment grade floating-rate CMBS for $3.0 million. The following is a summary of the CMBS portfolio we held at February 29, 2004:

	Face Amount	Weighted Average Interest Rate	Book Value	% of Face Amount	Weighted Average Cash Yield(1)	Weighted Average Book Yield(2)
	(In thousands, except percentages)
Fixed-rate:
BB rated or above	$405,711	6.51%	$288,638	71.1%	8.5%	9.5%
B rated	465,460	6.73%	206,278	44.3%	12.7%	13.4%
Unrated	1,268,357	5.53%	207,064	16.3%	30.5%	22.3%

Total	2,139,528	5.97%	701,980	32.8%	16.2%	14.4%
Floating-rate/short-term:
BB rated or above	66,995	6.09%	49,042	73.2%	8.4%	7.5%
B rated	32,557	8.58%	30,786	94.6%	9.3%	7.3%
Unrated	60,949	11.16%	33,177	54.4%	20.4%	12.6%

Total	160,501	8.52%	113,005	70.4%	12.2%	8.9%
Total amortized cost	2,300,029	6.16%	814,985	35.4%	15.7%	13.6%
Excess of estimated fair value over amortized cost	—		100,747

Total CMBS portfolio(3)	$2,300,029		$915,732

(1)	Cash yield is determined by annualizing the actual cash received during the month of February 2004, and dividing the result by the book value at February 29, 2004.

(2)	Book yield is determined by annualizing the interest income for the month of February 2004, and dividing the result by the book value at February 29, 2004.

(3)	This table excludes CMBS owned through unconsolidated entities.

At February 29, 2004, our overall annualized weighted average cash and book yields were approximately 16% and 14%, respectively, compared with approximately 14% and 15% at February 28, 2003. The increase in overall cash yield in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to lower yielding bonds that were sold and higher yielding bonds that were retained through resecuritization transactions since the first quarter of 2003. The decline in overall annualized book yield in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to our migrating to higher-rated positions in our real estate related investments and to changes in expected future cash flow estimates.

Corporate and Interest Expense

Three months ended February 29, 2004 compared to three months ended February 28, 2003

Corporate costs and expenses, excluding interest expense and loss on early extinguishment of debt, were $8.9 million for the quarter ended February 29, 2004, compared to $6.3 million for the same period in 2003. The increase was primarily due to increased staffing levels and amortization related to restricted stock granted to corporate senior officers in the second quarter of 2003.

On an as reported basis, interest expense was $26.5 million for the quarter ended February 29, 2004, compared to $22.3 million for the same period in 2003. On a combined basis, interest expense was $26.7 million for the quarter ended February 29, 2004, compared to $24.3 million for the same period in 2003. These increases were primarily due to higher average debt balances and slightly higher average interest rates. The weighted average interest rate on outstanding debt was 5.6% at February 29, 2004, compared to 5.8% at February 28, 2003.

Included in corporate costs and expenses for the quarter ended February 29, 2004, was a pretax loss of $3.4 million recorded in earnings from continuing operations related to the redemption at a premium of $45.3 million principal amount of our 10.5% senior subordinated notes due 2009.

Income Tax Expense

Three months ended February 29, 2004 compared to three months ended February 28, 2003

On an as reported basis, income tax expense was $7.0 million for the quarter ended February 29, 2004, compared to $16.4 million for the same period ended in 2003. On a combined basis, income tax expense was $15.7 million for the quarter ended February 29, 2004, compared to $19.2 million for the same period in 2003. On a combined basis, the effective tax rate was 35.5% for the quarters ended February 29, 2004 and February 28, 2003.

2. LIQUIDITY AND FINANCIAL RESOURCES

Our operating activities used $11.3 million of cash for the quarter ended February 29, 2004, and provided $44.7 million of cash for the same period in 2003. The increase in cash used by operating activities was primarily due to an increase in other assets related primarily to funds held in escrow at February 29, 2004, for an acquisition that closed in the second quarter of 2004, and lower net earnings after adjusting for the effects of non-cash items whose contributions to cash flow are reflected in cash from investing and financing activities.

Our investing activities used $398.7 million of cash for the quarter ended February 29, 2004, compared to $39.2 million for the same period in 2003. This increase in cash used by investing activities was primarily due to (i) a higher level of investment spending on operating properties, related primarily to the acquisition of income producing properties from Newhall, (ii) an increase in investments in unconsolidated entities primarily related to our investment in the new joint venture with Lennar that acquired Newhall, (iii) a higher level of investment spending on B-notes, and (iv) lower proceeds from principal collections on mortgage loans. These increases in cash used by investing activities were partially offset by (i) higher proceeds from sales of operating properties, primarily related to the sale of one retail property located in Westbury, New York, (ii) higher proceeds from sales of investment securities, primarily related to the resecuritization transaction discussed above, (iii) a lower level of investment spending on investment securities, and (iv) a decrease in restricted cash.

Our financing activities provided $415.1 million of cash for the quarter ended February 29, 2004, and used $0.8 million of cash for the same period in 2003. This increase in cash provided by financing activities was primarily due to (i) higher net proceeds from mortgage notes and other debts payable primarily related to the Newhall acquisition, (ii) higher net proceeds under repurchase agreements and revolving credit lines, and (iii) lower purchases and retirements of treasury stock.

We continue to diversify our capital structure and to manage our debt position with a combination of short-, medium- and long-term financings with a goal of properly matching the maturities of our debt with the expected lives of our assets.

At February 29, 2004, we had $1.8 billion of available liquidity, which included over $1.7 billion of cash and availability under credit facilities, and $42.6 million under committed project level term financings.

We have a $400.0 million unsecured revolving credit facility, which is recourse to us and matures in July 2006 assuming a one-year extension option is exercised. At February 29, 2004, this facility had an outstanding balance of $5.4 million, and we had $14.3 million of outstanding letters of credit utilizing this facility. Interest is variable and is based on a range of LIBOR plus 175 – LIBOR plus 325, depending on our leverage. At February 29, 2004, interest was LIBOR plus 200. The facility contains certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities.

We have various secured revolving lines of credit with an aggregate commitment of $446.3 million, all of which is recourse to us. At February 29, 2004, $96.3 million was outstanding under these revolving lines of credit. Interest is variable and is based on a range of LIBOR plus 75 – LIBOR plus 250. These lines are collateralized by CMBS and mortgage loans with maximum maturity through February 2009. The agreements contain certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities.

We have financed some of our purchases of CMBS and B-notes under reverse repurchase obligation facilities (“repos”), which are in effect borrowings secured by the CMBS and B-notes. The repo agreements contain provisions which may require us to repay amounts or post additional collateral prior to the scheduled maturity dates under certain circumstances. For example, if the market value of the CMBS which collateralize the financings falls significantly, we could be required either to use cash flow we need to operate and grow our business, or to sell assets at a time when it may not be most appropriate for us to do so, to generate cash needed to repay amounts due under the terms of those repo obligations.

At February 29, 2004, we had eight repos through which we financed selected CMBS and B-notes. Our repos are summarized as follows:

Commitment Amount	Outstanding Amount	Collateral Type	Interest Rate	Maturity Date	Recourse
(In thousands)
$100,000	$45,970	CMBS	LIBOR + 150-250	April 2007	Non-recourse
150,000	52,816	CMBS	LIBOR + 125-225	April 2005	Non-recourse
32,492	32,492	CMBS	LIBOR + 125-175	March 2004 - August 2004	Recourse(1)
430,000	—	CMBS	LIBOR + 150-300	January 2008	Limited Recourse(2)
120,000	6,750	CMBS/B-notes	LIBOR + 150-190	January 2005	Recourse
75,000	—	B-notes	LIBOR + 150-225	February 2006	Non-recourse
100,000	23,372	B-notes	LIBOR + 150-225	February 2007	Recourse
100,000	—	B-notes	LIBOR + 175-275	November 2007	Recourse

$1,107,492	$161,400

(1)	Except for $3.7 million of the commitment, which is non-recourse.

(2)	$8.2 million of the commitment is recourse.

We have a non-recourse term loan facility for one specific CMBS transaction through which we finance BB, B and unrated bonds. This facility had an outstanding balance of $8.4 million at February

29, 2004 and matures in June 2004. Interest is calculated using a range of LIBOR plus 25 – LIBOR plus 150, which varies based on the rating of the collateral pledged to secure the facility.

We have seller financing in the form of a term loan for one mortgage loan investment, which we have guaranteed. This facility had an outstanding balance of $8.1 million at February 29, 2004, and matures in July 2004, which matches the maturity date of the mortgage loan securing the facility. Interest on this term loan is variable at LIBOR plus 125.

At February 29, 2004, we had $985.2 million of long-term unsecured senior subordinated notes outstanding. $235.0 million of these notes bear interest at 5.5%, are due March 2023, and can be converted into our common stock at a conversion price of $45.28 under certain circumstances. $350.0 million of these notes bear interest at 7.625% and are due in July 2013. $400.2 million of these notes bear interest at 7.25% and are due in October 2013, including $50.2 million which were issued in the first quarter of 2004.

Approximately 41% of our existing indebtedness bears interest at variable rates. However, most of our investments generate interest or rental income at essentially fixed rates. We have entered into derivative financial instruments, primarily interest rate swaps, to manage our interest costs and hedge against risks associated with changing interest rates on our debt portfolio. We believe our interest rate risk management policy is generally effective. Nonetheless, our profitability may be adversely affected during particular periods as a result of changing interest rates. Additionally, hedging transactions using derivative instruments involves risks such as counterparty credit risk. The counterparties to our arrangements are major financial institutions, rated A- or better, with which we and our affiliates may also have other financial relationships.

At February 29, 2004, 59% of our debt was fixed-rate, 11% was variable-rate but had been swapped to fixed-rate and 13% was match-funded against variable-rate assets. After considering the variable-rate debt that had been swapped or was match-funded, only 17% of our total debt remained variable-rate. As of February 29, 2004, we estimated that a 100 basis point change in LIBOR would impact our net earnings by $0.4 million, or $0.01 per share diluted.

During the quarter ended February 29, 2004, we did not purchase any shares of our common stock under our stock repurchase program. As of February 29, 2004, there were 3.4 million shares remaining that we were authorized to buy back under our stock repurchase program. During the quarter ended February 29, 2004, we purchased 90,000 shares of our common stock under our Employee Share Repurchase Plan.

OFF-BALANCE SHEET ARRANGEMENTS

From time to time in the normal course of our business, we enter into various types of transactions and arrangements that are not reflected on our balance sheet. These off-balance sheet arrangements include certain commitments and contingent obligations, retained interests in assets transferred to unconsolidated entities, and investments in certain unconsolidated entities.

Commitments and Contingent Obligations

We are obligated, under various types of agreements, to provide guarantees. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have recorded $1.7 million of liabilities related to obligations under certain guarantees, where payments are considered to be both probable and reasonably estimable. In addition, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” we have recorded $3.6 million of liabilities representing our maximum exposure to loss under non-operating guarantees and operating guarantees of an extended duration which we provided at the time of sale of certain interests in affordable housing community entities, even though we do not expect to be required to perform under these guarantees. Except for the amounts described above, our guarantees and similar commitments are not reflected in our financial statements. At February 29, 2004, they include:

	Outstanding Commitments	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In millions)
Standby letters of credit	$14.6	14.0	0.6	—	—
Guarantees of debt(1)	54.9	21.0	14.7	6.0	13.2
Limited maintenance guarantees	249.3	28.8	20.5	—	200.0
Committed capital contributions	53.8	51.1	2.7	—	—
Performance/surety bonds	36.4	10.0	—	1.0	25.4
Affordable housing communities - other	31.6	20.0	11.2	0.2	0.2

Total commitments	$440.6	144.9	49.7	7.2	238.8

(1)	See “Investments in Unconsolidated Entities” section below for further discussion.

Retained Interests in Assets Transferred to Unconsolidated Entities

In the first quarter of 2004, we sold $50.4 million face amount of a non-investment grade CMBS bond to a qualified special purpose entity (“QSPE”). This CMBS bond was resecuritized into various classes of non-recourse fixed-rate bonds comprised of $28.7 million face amount of investment grade rated bonds and $21.7 million face amount of non-investment grade rated bonds. The QSPE sold the investment grade rated bonds to unrelated third parties for net proceeds of $30.3 million. We recognized a $17.3 million gain on the sale. We retained the non-investment grade rated bonds, which had an aggregate face amount and amortized cost of $21.7 million and $7.5 million, respectively, at the time of the resecuritization.

Although we successfully completed CMBS resecuritization transactions in 2004, 2003 and 2002, which generated significant proceeds and gains, we are not dependent upon the completion of such transactions as a means of generating liquidity or providing cash for us to fund operations or future investments. Although we have the financial ability to hold our CMBS investments to their stated

maturities, it may be advantageous for us to sell these investments through such resecuritization transactions, depending upon market conditions. Our ability to effectively complete CMBS resecuritization transactions depends to a great extent on market demand for resecuritized securities, the pricing and interest rate environment, and the portfolio of securities we may own which would be suitable for resecuritization.

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

Typically, we either invest on a non-recourse basis, such as by acquiring a limited partnership interest or an interest in a limited liability company, or we acquire a general partner interest, but hold that interest in a subsidiary which has few, if any, other assets. In those instances, our exposure to partnership or limited liability company liabilities is essentially limited to the amounts we invest in the entities. However, in some instances we are required to give limited guarantees of debt incurred or other obligations undertaken by the partnerships or limited liability companies. For certain entities, typically those involving real estate property development, we may commit to invest certain amounts in the future based on the entities’ business plans.

At February 29, 2004, we had investments in unconsolidated entities of $576.8 million. Summarized financial information on a combined 100% basis related to our investments in unconsolidated entities accounted for by the equity method at February 29, 2004, follows:

	LNR Investment	LNR Financial Interest(1)	Total Entity Assets	Total Entity Liabilities
	(In thousands, except percentages)
Properties:
Single-asset entities	$36,634	33% - 98%	$243,296	193,800	(2)
Investments with Lennar:
LandSource	89,781	50%	303,077	123,413	(3)
Newhall	195,659	50%	989,893	599,075
Other	34,214	13% - 50%	218,596	100,592	(4)
Affordable housing communities	47,375	1% - 99%	579,940	408,124	(5)

	403,663		2,334,802	1,425,004
International	88,619	50% - 100%	263,600	169,416

	492,282		2,598,402	1,594,420
Loans:
Discounted portfolios of commercial mortgage loans	2,663	15% - 50%	44,136	35,708
Securities:
Madison	74,760	26%	766,218	473,358
Other	7,127	50% - 70%	55,474	38,718

	81,887		821,692	512,076

Total	$576,832		$3,464,230	2,142,204	(6)

(1)	Although we may own a majority financial interest in certain entities, we do not consolidate those non-VIE entities in which control is shared or in which less than a controlling interest is held. See further discussion under the heading of “Basis of Presentation and Consolidation” within Note 1 to our unaudited consolidated condensed financial statements.

(2)	Only $6.5 million is recourse to us.

(3)	Only $7.3 million is recourse to us.

(4)	Only $13.0 million is recourse to us.

(5)	Only $28.1 million is recourse to us.

(6)	Debt is non-recourse to us except for the $54.9 million noted in footnotes 2, 3, 4, and 5 above and in the Commitments and Contingent Obligations table above.

3. CRITICAL ACCOUNTING POLICIES

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

Management believes there have been no significant changes during the three-month period ended February 29, 2004 to the items that we have disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

4. NEW ACCOUNTING PRONOUCEMENTS

Information about new accounting pronouncements appears in Note 10 to the unaudited consolidated condensed financial statements in Item 1.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in quantitative or qualitative market risk since November 30, 2003. See our Annual Report on Form 10-K for the year ended November 30, 2003 for further discussion.

Item 4.	Controls and Procedures.

For many years we have had procedures in place for gathering the information that is needed to enable us to file required quarterly and annual reports with the Securities and Exchange Commission (“SEC”). However, because of additional disclosure requirements imposed by the SEC in August 2002, many of which were required by the Sarbanes-Oxley Act of 2002, we formed a committee consisting of the people who are primarily responsible for the preparation of those reports, including our General Counsel and Principal Accounting Officer, to review and formalize our procedures, and to have ongoing responsibility for designing and implementing our disclosure controls and procedures (i.e., the controls and procedures by which we ensure that information we are required to disclose in the annual and quarterly reports we file with the SEC is processed, summarized and reported within the required time periods). On March 12, 2004, our Chief Executive Officer and Chief Financial Officer participated in an evaluation by that committee of our disclosure controls and procedures. Based upon their participation in that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 29, 2004, our disclosure controls and procedures were adequately designed to ensure that all the required information was disclosed on a timely basis in our reports filed under the Securities Exchange Act.

Our Chief Executive Officer and Chief Financial Officer also participated in an evaluation on March 12, 2004, by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2004. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not subject to any legal proceedings other than suits in the ordinary course of our business, most of which are covered by insurance. We believe these suits will not, in the aggregate, have a material adverse effect upon us.

Items 2-5.	Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits:

See Exhibit Index following the signature page, which is incorporated herein by reference.

The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

(b) Reports on Form 8-K:

On January 8, 2004, we filed a report on Form 8-K that reported information under Items 7 and 12.

On January 28, 2004, we filed a report on Form 8-K that reported information under Items 2 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: April 14, 2004	/s/ Shelly Rubin

Shelly Rubin Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Agreement of Purchase and Sale and Joint Escrow Instructions, by and between, The Newhall Land and Farming Company, as Seller, and LNR Roosevelt Raceway, Inc., 3445 Causeway Boulevard Limited Partnership, LNR Quincy Crossing, LLC, LNR Valencia Town Center Holdings, Inc., and LNR Valencia Hotel Holdings, LLC, as Buyers, dated January 27, 2004.

10.2	Credit Agreement, dated as of February 6, 2004, between LNR DB Facility Mortgages, Inc., as Borrower, and Deutsche Bank AG, Cayman Islands Branch, as Lender.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.