Form 10-Q
period 2004-05-31
LNR PROPERTY CORP
filed 2004-07-15
CIK 1043044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-13223

LNR Property Corporation

(Exact name of registrant as specified in its charter)

Delaware	65-0777234
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1601 Washington Avenue, Suite 800, Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

(305) 695-5500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Common shares outstanding as of the end of the current fiscal quarter:

Common	20,024,436
Class B Common	9,770,298

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited)
	May 31, 2004	November 30, 2003
ASSETS

Cash and cash equivalents	$35,469	29,667
Restricted cash	38,181	23,732
Investment securities	952,026	900,334
Mortgage loans, net	568,089	462,545
Operating properties and equipment, net	796,149	572,186
Land held for investment	89,472	58,578
Investments in unconsolidated entities	498,245	426,576
Assets held for sale	—	69,494
Other assets	132,768	89,902

Total assets	$3,110,399	2,633,014

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$10,212	10,819
Accrued expenses and other liabilities	213,162	180,057
Liabilities related to assets held for sale	—	22,625
Mortgage notes and other debts payable	1,761,045	1,367,590

Total liabilities	1,984,419	1,581,091

Minority interests	10,653	1,056

Commitments and contingent liabilities (Notes 8 and 9)

Stockholders' equity:
Common stock, $.10 par value, 150,000 shares authorized, 20,024 and 19,941 shares issued and outstanding in 2004 and 2003, respectively	2,002	1,994
Class B common stock, $.10 par value, 40,000 shares authorized, 9,770 and 9,775 shares issued and outstanding in 2004 and 2003, respectively	977	977
Additional paid-in capital	465,766	459,378
Retained earnings	607,721	538,799
Unamortized value of restricted stock grants	(28,029)	(28,890)
Deferred compensation plan; 166 common shares at May 31, 2004	(4,297)	—
Deferred compensation liability	4,297	—
Accumulated other comprehensive earnings	66,890	78,609

Total stockholders' equity	1,115,327	1,050,867

Total liabilities and stockholders' equity	$3,110,399	2,633,014

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Revenues
Rental income	$32,980	24,944	59,026	49,718
Management and servicing fees	13,435	9,076	22,932	18,556

Total revenues	46,415	34,020	81,958	68,274

Other operating income
Equity in earnings of unconsolidated entities	43,738	4,947	46,555	25,810
Interest income	43,683	41,012	83,253	85,443
Gains on sales of:
Real estate	3,623	1,757	4,572	9,302
Investment securities	541	—	17,877	—
Mortgage loans	153	—	153	—
Other, net	(606)	359	(800)	1,694

Total other operating income	91,132	48,075	151,610	122,249

Costs and expenses
Cost of rental operations	20,481	14,528	36,417	28,247
General and administrative	24,430	21,719	47,750	43,226
Depreciation	6,378	5,085	11,907	10,134
Minority interests	12	(29)	(73)	208
Interest	27,715	25,513	53,794	47,537
Loss on early extinguishment of debt	—	—	3,440	—

Total costs and expenses	79,016	66,816	153,235	129,352

Earnings from continuing operations before income taxes	58,531	15,279	80,333	61,171

Income taxes	20,249	3,575	27,204	19,992

Earnings from continuing operations	38,282	11,704	53,129	41,179

Discontinued operations:
Earnings from operating properties sold or held for sale, net of tax	538	962	817	1,940
Gains on sales of operating properties, net of tax	8,693	12,151	22,080	16,491

Earnings from discontinued operations	9,231	13,113	22,897	18,431

Net earnings	$47,513	24,817	76,026	59,610

(continued)

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS - CONTINUED

(In thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Weighted average shares outstanding:
Basic	28,732	28,403	28,625	30,181

Diluted	30,356	29,705	30,332	31,302

Earnings per share from continuing operations (1):
Basic	$1.33	0.41	1.86	1.36

Diluted	$1.26	0.39	1.75	1.32

Earnings per share from discontinued operations (1):
Basic	$0.32	0.46	0.80	0.62

Diluted	$0.31	0.45	0.76	0.58

Net earnings per share (1):
Basic	$1.65	0.87	2.66	1.98

Diluted	$1.57	0.84	2.51	1.90

Dividends declared per share:
Common stock	$0.0125	0.0125	0.0250	0.0250

Class B common stock	$0.01125	0.01125	0.0225	0.0225

(1)	Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year-to-date period.

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net earnings	$47,513	24,817	76,026	59,610

Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale securities arising during the period	(2,622)	(7,121)	(2,481)	(12,010)
Less: reclassification adjustment for gains on available-for-sale securities included in net earnings	(8)	—	(10,520)	—
Unrealized (losses) gains on foreign currency translation	(4,004)	5,065	386	9,403
Unrealized gains on derivative financial instruments	596	617	896	609

Other comprehensive loss, net of tax	(6,038)	(1,439)	(11,719)	(1,998)

Comprehensive earnings	$41,475	23,378	64,307	57,612

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited)
	Six Months Ended May 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$76,026	59,610
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12,316	12,552
Minority interests	(73)	207
Accretion of discount on investment securities and mortgage loans, net of write-downs	7,247	(8,735)
Amortization of deferred costs	6,089	4,025
Equity in earnings of unconsolidated entities	(46,555)	(25,810)
Distributions of earnings from unconsolidated entities	26,307	42,208
Interest received on investment securities in excess of income recognized	21,784	17,045
Loss on early extinguishment of debt	3,440	—
Gains on sales of real estate	(40,768)	(36,337)
Gains on sales of investment securities	(17,877)	—
Gains on sales of mortgage loans	(153)	—
Other, net	1,840	(2,774)
Changes in assets and liabilities:
Increase in other assets	(33,832)	(15,444)
Increase (decrease) in accounts payable and accrued liabilities	12,814	(29,558)

Net cash provided by operating activities	28,605	16,989

Cash flows from investing activities:
Operating properties and equipment:
Additions	(215,416)	(25,137)
Sales	179,219	61,845
Land held for investment:
Additions	(29,480)	(3,097)
Sales	9,959	6,551
Investments in unconsolidated entities	(220,074)	(34,211)
Proceeds from sales of unconsolidated entity interests	2,906	—
Distributions of capital from unconsolidated entities	54,319	29,621
Purchase of mortgage loans held for investment	(120,163)	(110,985)
Proceeds from principal collections and sales of mortgage loans held for investment	97,020	103,802
Purchase of investment securities	(147,864)	(231,340)
Proceeds from principal collections and sales of investment securities	79,650	37,800
Increase in restricted cash	(14,449)	(846)
Proceeds from sales and syndications of interests in affordable housing entities	26,250	10,524

Net cash used in investing activities	(298,123)	(155,473)

(continued)

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	(Unaudited)
	Six Months Ended May 31,
	2004	2003
Cash flows from financing activities:
Proceeds from stock option exercises and stock purchase plan sales	4,450	4,185
Purchase and retirement of treasury stock	(9,290)	(144,763)
Payment of dividends	(714)	(731)
Net distributions to minority partners in consolidated entities	(617)	(236)
Repurchase agreements and revolving credit lines	92,837	142,595
Senior subordinated notes:
Proceeds from borrowings	50,250	—
Principal and prepayment premium payments	(47,715)	—
Mortgage notes and other debts payable:
Proceeds from borrowings	263,594	249,522
Principal payments	(77,475)	(107,692)

Net cash provided by financing activities	275,320	142,880

Net increase in cash and cash equivalents	5,802	4,396
Cash and cash equivalents at beginning of period	29,667	5,711

Cash and cash equivalents at end of period	$35,469	10,107

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$50,131	45,859
Cash paid for taxes	$28,100	47,540

Supplemental disclosure of non-cash investing and financing activities:
Mortgage note on acquired operating property	$15,703	—
Purchases of investment securities financed by seller	$23,960	20,873
Mortgage loans received on sales of operating properties	$—	92,770
Purchases of mortgage loans financed by seller	$—	18,255

Supplemental disclosure of non-cash transfers:
Distribution of mortgage loans and operating property from CMBS trust	$29,126	—
Distribution of investment securities from unconsolidated entity	$21,956	—
Transfer from operating properties to land held for investment	$14,495	—
Transfer from land held for investment to operating properties	$9,319	4,565
Consolidation of entities previously accounted for as unconsolidated entities:
Cash and cash equivalents	$2,123	—
Mortgage loans, net	$57,353	—
Operating properties and equipment, net	$84,053	—
Investments in unconsolidated entities	$(68,143)	—
Other assets	$2,451	—
Other liabilities	$(14,380)	—
Mortgage notes and other debts payable	$(53,170)	—
Minority interests	$(10,287)	—

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

1. Summary of Significant Accounting Policies

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

Variable interest entities (“VIEs”) are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with FIN No. 46, we consolidate VIEs of which we are the primary beneficiary – those in which we have a variable interest or a combination of variable interests that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time we become involved with the entity. We reconsider this assessment only if (i) the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, (ii) some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, (iii) the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or (iv) the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses.

Entities not deemed to be VIEs are consolidated if we own a majority of the voting securities or interests, except in those instances in which the minority voting interest owner effectively participates through substantive participative rights, as discussed in Emerging Issues Task Force (“EITF”) No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Substantive participative rights include the ability to select, terminate, and set compensation of the investee’s management, if applicable, and the ability to participate in capital and operating decisions of the investee, including budgets, in the ordinary course of business.

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

Investments in entities which are not consolidated are generally accounted for by the equity method or by the cost method if our investment is considered to be minor.

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

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
	(In thousands, except per share amounts)

Net earnings, as reported	$47,513	24,817	76,026	59,610
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	1,566	1,063	3,072	1,602
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,362)	(1,700)	(4,616)	(2,836)

Pro forma net earnings	$46,717	24,180	74,482	58,376

Net earnings per share(1):
Basic - as reported	$1.65	0.87	2.66	1.98

Basic - pro forma	$1.63	0.85	2.60	1.93

Diluted - as reported	$1.57	0.84	2.51	1.90

Diluted - pro forma	$1.54	0.81	2.46	1.86

(1)	Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year-to-date period.

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which was subsequently revised in December 2003. The revisions to FIN No. 46 issued in December 2003 did not significantly affect the conclusions reached in the adoption of FIN No. 46 for entities with which we became involved after January 31, 2003, and accordingly the revisions to FIN No. 46 did not have a material effect on our results of operations or financial position. On May 31, 2004, we adopted the provisions of FIN No. 46, as revised, for entities created before February 1, 2003, and we consolidated thirteen real estate entities that were deemed VIEs and of which we were determined to be the primary beneficiary. As of May 31, 2004, assets and liabilities of these entities were $163.3 million and $67.6 million, respectively, including mortgage notes and other debts payable of $53.2 million. See Note 10 for further discussion on variable interest entities.

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

In November 2003, the EITF reached a consensus on the “disclosure” provisions of EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 requires that certain quantitative and qualitative disclosures be made for debt securities subject to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. We plan to adopt the required disclosure provisions of EITF No. 03-1 during the quarter ending November 30, 2004.

In March 2004, the EITF reached a consensus on the “recognition” provisions of EITF No. 03-1. EITF No. 03-1 requires that a loss be recognized for an impairment that is other-than-temporary. A three-step impairment model should be applied to debt securities subject to SFAS No. 115, including those debt securities for which no impairment loss was required under EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” and whose fair value is below its carrying amount. We are required and plan to adopt the recognition provisions of EITF No. 03-1 prospectively to all current and future investments during the quarter ending November 30, 2004. We are currently evaluating whether the adoption of the recognition provisions of EITF No. 03-1 will have a material effect on our results of operations or financial position.

Reclassifications

Certain reclassifications have been made to the prior year consolidated condensed financial statements to conform to the current year presentation.

2. Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share calculations for the three and six months ended May 31, 2004 and 2003:

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
	(In thousands)
Numerator
Numerator for basic and diluted earnings per share:
Earnings from continuing operations	$38,282	11,704	53,129	41,179
Earnings from discontinued operations	9,231	13,113	22,897	18,431

Net earnings	$47,513	24,817	76,026	59,610

Denominator
Denominator for basic earnings per share - weighted average shares	28,732	28,403	28,625	30,181

Effect of dilutive securities:
Stock options	535	376	531	362
Restricted stock	1,037	901	1,121	734
Other	52	25	55	25

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	30,356	29,705	30,332	31,302

In the second quarter of 2003, we issued $235.0 million principal amount of 5.5% convertible senior subordinated notes due 2023. The notes are convertible into our common stock if the market price of our common stock exceeds 120% of the conversion price of $45.28 during certain periods or in other specified instances, at a rate of 22.0848 shares per $1,000 principal amount, which totals 5.2 million shares. These shares were not included in the calculation of diluted earnings per share for the three and six months ended May 31, 2004 and 2003, because such conditions were not met.

3. Newhall Acquisition

In July 2003, we and Lennar Corporation (“Lennar”) formed, and obtained 50% interests in, NWHL Investment LLC (“NWHL”). In January 2004, NWHL completed the acquisition of The Newhall Land and Farming Company (“Newhall”) for approximately $1.0 billion. Newhall’s primary business is developing two master-planned communities in Southern California.

In addition, in November 2003, we and Lennar each contributed our 50% interests in certain of our jointly-owned unconsolidated entities that had significant assets to a new limited liability company named LandSource Communities Development LLC (“LandSource”), in exchange for 50% interests in LandSource. LandSource was formed as a vehicle to obtain financing based on the value of the combined assets of the joint venture entities that we and Lennar contributed to LandSource. We and Lennar used LandSource’s financing capacity, together with the financing value of Newhall’s assets, to obtain improved financing for part of the purchase price of Newhall and for working capital to be used by the LandSource subsidiaries and Newhall. We and Lennar may merge LandSource and the joint venture entity that acquired Newhall, and we and Lennar may use LandSource for future joint ventures.

In order to enable NWHL to pay the acquisition price of Newhall, we and Lennar each contributed approximately $200 million, and NWHL and LandSource jointly obtained $600 million of bank financing commitments, of which $400 million was used by NWHL to pay part of the acquisition price of Newhall. The remainder of the acquisition price was paid with proceeds from the sale of income producing commercial properties from Newhall to us for $217 million. We are not obligated with regard to the borrowings of NWHL and LandSource, except that we and Lennar have committed to complete any property development commitments on which NWHL and LandSource default and have guaranteed that, in the event of fraud or similar unlawful activities by the borrowers, or distributions by the borrowers that are not permitted by the loan documents, we will pay the lenders the amount of any resulting damages they suffer and we will pay anything that is required to reduce the loan balances to specified percentages of the appraised values of the properties that secure the borrowings.

4. Investment Securities and Mortgage Loans, Net

Included in our balances of investment securities and of mortgage loans, net were $278.6 million and $60.1 million, respectively, at May 31, 2004, and $373.0 million and $46.2 million, respectively, at November 30, 2003, of assets which were pledged to creditors which can be repledged or sold by creditors under reverse repurchase agreements.

5. Securitization Transaction

In February 2004, we sold $50.4 million face amount of a non-investment grade commercial mortgage backed security (“CMBS”) to a qualified special purpose entity (“QSPE”). This CMBS bond was resecuritized into various classes of non-recourse fixed-rate bonds comprised of $28.7 million face amount of investment grade rated bonds and $21.7 million face amount of non-investment grade rated bonds. The QSPE sold the investment grade rated bonds to unrelated third parties for net proceeds of $30.3 million, which was used to pay us for the CMBS collateral. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we recognized a pretax gain on the sale of the CMBS collateral to the QSPE of $17.3 million in the quarter ended February 29, 2004. We retained the non-investment grade rated bonds (the “retained interests”), which had an aggregate face amount and amortized cost at the time of the resecuritization of $21.7 million and $7.5 million, respectively. The retained interests are carried on our balance sheet at May 31, 2004 at an estimated fair value of $16.6 million and are classified as available-for-sale. We measure the estimated fair value of the retained interests based on the present value of the expected future cash flows, which are determined based on the expected future cash flows from the underlying CMBS. The difference between the amortized cost of the retained interests and their fair value is recorded, net of tax, in stockholders’ equity as a component of accumulated other comprehensive earnings.

6. Deferred Compensation Plan

In April 2004, we adopted the LNR Property Corporation Non-Qualified Deferred Compensation Plan (the “Plan”) that allows a selected group of members of management to defer a portion of their salaries and bonuses and to exchange up to 100% of their restricted stock for the right to receive shares in the future. All participant contributions to the Plan are vested. Salaries and bonuses that are deferred under the Plan are credited with earnings or losses based on investment decisions made by the participants. We fund our obligations under the Plan with assets that are held in a trust, but are subject to the claims of our general creditors in the event of our insolvency. As of May 31, 2004, the fair market value of these assets was $1.7 million.

When a participant surrenders restricted stock under the Plan, the participant receives in exchange the right to receive in the future a number of shares equal to the number of restricted shares that are surrendered. The surrender is reflected as a reduction in stockholders’ equity equal to the value of the restricted stock when it was issued, with an offsetting increase in stockholders’ equity to reflect a deferral of the compensation expense related to the surrendered restricted stock. Changes in the value of the shares that will be issued in the future are not reflected in the financial statements.

As of May 31, 2004, approximately 165,800 shares of restricted stock had been surrendered in exchange for rights under the Plan, resulting in a reduction of stockholders’ equity of $4.3 million fully offset by an increase in stockholders’ equity to reflect the deferral of compensation in that amount. Shares that we are obligated to issue in the future under the Plan are treated as outstanding shares in both our basic and diluted earnings per share calculations for the three and six months ended May 31, 2004.

7. Loss on Early Extinguishment of Debt

In the first quarter of 2004, we issued $50.0 million principal amount of 7.25% senior subordinated notes due in 2013. Proceeds from the sale were primarily used to redeem $45.3 million principal amount of our 10.5% senior subordinated notes due in 2009 at a redemption price equal to 105.375% of principal plus interest accrued to the redemption date. The redemption of the 10.5% notes at a premium resulted in a pretax loss of $3.4 million to earnings from continuing operations during the first quarter of 2004, which was included in the “Corporate and Interest” segment.

8. Commitments and Contingencies

We are obligated, under various types of agreements, to provide guarantees and other commitments, which totaled $393.8 million at May 31, 2004, none of which is reflected in our financial statements. Included in this amount are $35.1 million of commitments to fund capital contributions to unconsolidated entities required by agreements or pursuant to approved annual business plans. Also included are guarantees of $358.7 million at May 31, 2004, which are discussed in Note 9.

9. Guarantees

In the ordinary course of business, we provide various guarantees which are included under the recognition, measurement, and disclosure provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others,” including: (i) standby letters of credit, generally to enhance credit or guarantee our performance under contractual obligations; (ii) guarantees of debt, generally in order for unconsolidated entities in which we own interests to obtain financing for the acquisition and development of their properties; (iii) limited maintenance guarantees, generally to certain of our unconsolidated entities’ lenders, which may require us to provide funds to these entities to maintain a required loan-to-value ratio or upon default by the borrower; (iv) surety bond reimbursement guarantees, generally related to our affordable housing syndications or to support our development obligations under development agreements with municipalities, and (v) guarantees in connection with our syndication of affordable housing tax credits, generally to provide additional funding to cover operating cash flow deficiencies, maintain specified debt service coverage ratios and cover financing shortfalls to projects upon completion if the projects’ permanent financing is insufficient to repay the projects’ construction loans. These guarantees have varying expiration dates ranging from less than one year to 17 years, and total $358.7 million at May 31, 2004. The fair value of these types of guarantees issued after December 31, 2002, was not material. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have recorded $6.9 million of liabilities related to obligations under certain guarantees, where payments are considered both probable and reasonably estimable.

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

10. Variable Interest Entities

We evaluated all of our investments and other interests in entities that may be deemed VIEs under the provisions of FIN No. 46. These included interests in CMBS and investments in certain real estate entities, including partnerships and limited liability companies.

Commercial Mortgage Backed Securities

CMBS are securities backed by loans on commercial and multi-family residential real estate properties and possess many of the characteristics of large portfolios of performing loans. Generally, the interests we own in CMBS are with qualifying special-purpose entities (“QSPE”), which are exempted from consolidation under the provisions of FIN No. 46, providing that we do not have the ability to unilaterally dissolve them. Only one of the CMBS structures in which we have an interest did not meet the requirements to be a QSPE, and was determined to be a VIE due to insufficient equity. We, however, were not deemed to be the primary beneficiary of this entity and therefore we were not required to consolidate it. As of May 31, 2004, assets and liabilities of this entity were $266.1 million and $265.1 million, respectively, and our maximum exposure to loss in this entity was limited to our recorded investment of approximately $9.9 million.

Investments In Certain Real Estate Entities

Affordable Housing Communities

During 1998, we entered into the business of owning, developing and syndicating affordable housing communities. Our ownership interests in these communities typically approximate 99% of the entities we have not yet syndicated. We continue to hold a small interest (typically ranging from less than 1% to 10%) in the communities we have syndicated, and we continue to manage those communities, for which we earn management fees. All sixty of our affordable housing unconsolidated entity interests which have been syndicated and twelve of our affordable housing unconsolidated (prior to FIN No. 46) entity interests which have not yet been syndicated are VIEs due to disproportionate voting and economic rights. We were deemed to be the primary beneficiary on the twelve entities not yet syndicated, and accordingly we consolidated these entities into our financial statements on May 31, 2004. As of May 31, 2004, these entities had assets and liabilities of $88.0 million and $67.1 million, respectively, including mortgage notes and other debts payable of approximately $53.2 million. The remaining sixty unconsolidated entities had assets and liabilities of $490.6 million and $339.9 million, respectively, as of May 31, 2004. Our maximum exposure to loss in these entities was limited to our recorded investment of approximately $20.5 million and guarantees of $66.0 million as of May 31, 2004.

International Entities

We have an investment in a European unconsolidated (prior to FIN No. 46) entity, which owns a pool of commercial real estate properties located throughout France. This entity, which had assets and liabilities of $75.3 million and $0.5 million, respectively, as of May 31, 2004, is a VIE due to disproportionate voting and economic rights. We were deemed to be the primary beneficiary, and accordingly consolidated this entity into our financial statements on May 31, 2004.

Madison Square Company LLC

Formed in March 1999, Madison Square Company LLC (“Madison”) invests in real estate securities, primarily CMBS. Madison is a VIE; however, we were not deemed to be the primary beneficiary of Madison, and accordingly we did not consolidate the entity. As of May 31, 2004, assets and liabilities of this entity were $706.9 million and $538.8 million, respectively. The debt of the entity is in the form of securitized notes which are non-recourse to us, although we own $61.1 million face amount of those notes at a discount. At May 31, 2004, our maximum exposure to loss was limited to the amount of our recorded investment of $42.7 million (representing our 25.8% ownership interest), as well as our $35.7 million investment in the securitized notes issued by Madison.

Single-Asset Entities

We have investments in single-asset unconsolidated entities that were established to acquire, develop, reposition, manage and sell real estate assets. One of these entities, in which we purchased an interest in the second quarter of 2004, owns and operates a commercial office building and was deemed to be a VIE due to disproportionate voting and economic rights; however, we were not deemed to be the primary beneficiary of this entity, and therefore we were not required to consolidate it. As of May 31, 2004, assets and liabilities of this partnership were $17.0 million and $0.9 million, respectively, and our maximum exposure to loss in this entity was limited to our recorded investment of approximately $2.2 million.

11. Assets Held for Sale

In the normal course of our business, we acquire, develop, redevelop, or reposition real estate properties, and then dispose of those properties when we believe they have reached optimal values. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reflect the historical operating results of properties sold or held for sale as well as our gain or loss on sale from these properties as discontinued operations in our consolidated statements of earnings and their assets and liabilities as held for sale in our consolidated balance sheets for periods prior to their sale. During the period from our adoption of SFAS No. 144 (December 1, 2002) through May 31, 2004, we sold several such properties and have reflected these properties’ assets and liabilities as held for sale in our consolidated condensed balance sheets prior to their sale date, and their historical operating results for periods prior to their sale, as well as the gain or loss on sale, as results of discontinued operations in our consolidated statements of earnings. At May 31, 2004, none of our real estate operating properties were considered held for sale as defined by SFAS No. 144.

Assets held for sale and liabilities related to assets held for sale were comprised of the following at May 31, 2004 and November 30, 2003:

	May 31, 2004	November 30, 2003
	(In thousands)
Assets
Operating properties and equipment, net	$—	68,756
Other assets	—	738

Total assets	$—	69,494

Liabilities
Accounts payable	$—	430
Accrued expenses and other liabilities	—	6,999
Mortgage notes and other debts payable	—	15,196

Total liabilities	$—	22,625

The results of discontinued operations for the three and six months ended May 31, 2004 and 2003, related to assets that had been sold or were held for sale after November 30, 2002, were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
	(In thousands)
Rental income	$1,857	6,436	3,273	13,413
Management and servicing fees	408	—	804	(4)
Interest income	1	14	98	27
Gains on sales of real estate	14,250	19,919	36,196	27,035
Other, net	—	(1)	—	(1)

Total revenues and other operating income	16,516	26,368	40,371	40,470

Cost of rental operations	551	2,294	1,203	4,674
Depreciation	196	1,066	409	2,418
Minority interests	—	—	—	(1)
Interest	636	1,912	1,222	4,232

Total costs and expenses	1,383	5,272	2,834	11,323

Earnings before income taxes	15,133	21,096	37,537	29,147
Income taxes	5,902	7,983	14,640	10,716

Net earnings	$9,231	13,113	22,897	18,431

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SOME OF THE STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE “FORWARD-LOOKING STATEMENTS” AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. GENERALLY, THE WORDS “BELIEVE,” “EXPECT,” “INTEND,” “ANTICIPATE,” “WILL,” “MAY” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS IN THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO, (I) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY AND INTERNATIONALLY, IN AREAS IN WHICH WE OWN PROPERTIES, OR IN AREAS (INCLUDING AREAS OUTSIDE THE UNITED STATES) IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY US ARE LOCATED, (II) CHANGES IN INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (III) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (IV) CHANGES IN INTEREST RATES, (V) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES, (VI) CHANGES IN OUR CAPITAL STRUCTURE, DUE TO THE AVAILABILITY OF CAPITAL OR THE TERMS ON WHICH IT IS AVAILABLE OR OTHERWISE, (VII) CHANGES IN AVAILABILITY OF QUALIFIED PERSONNEL AND (VIII) CHANGES IN GOVERNMENT REGULATIONS, INCLUDING, WITHOUT LIMITATION, ENVIRONMENTAL REGULATIONS. SEE OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 2003, FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES APPLICABLE TO OUR BUSINESS.

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

1. RESULTS OF OPERATIONS

Adoption of SFAS No. 144

On December 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that whenever we sell or hold for sale a commercial real estate property that has its own operations and cash flows, which is a frequent occurrence since selling properties is a regular part of our business, we must reclassify the revenues and expenses of that property, both with regard to the current period and with regard to the past, and classify the gain or loss on sale of that property, as results of discontinued operations. Primarily because of this, 19% of our net earnings during the second quarter and 30% of our net earnings during the first six months of 2004 were characterized as earnings from discontinued operations. Because selling properties is a regular part of our business, our expectation is that each year we will report a significant portion of our earnings as discontinued

operations, and we will be required to restate prior years for comparability. Accordingly, we believe that reclassifying our operating income from properties we sell or hold for sale and treating our gain or loss from sale of those properties as results of discontinued operations, makes it difficult to determine and evaluate from our statements of earnings the performance of our real estate properties business. Because of that, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and particularly in the section regarding Real Estate Properties, we provide information that combines revenues, expenses and gains on sales with regard to properties we have sold or hold for sale, which are reflected on our statements of earnings as discontinued operations, with the operating income from commercial properties we continue to own which are not classified as held for sale. Our management uses this combined information in evaluating the performance of the real estate properties business, and believes investors may find the information helpful for this purpose as well.

The following tables show the effects of the combination with regard to the three and six months ended May 31, 2004 and 2003:

	Three Months Ended May 31, 2004			Three Months Ended May 31, 2003

	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)

	(In thousands)
Revenues
Rental income	$32,980	1,857	34,837	24,944	6,436	31,380
Management and servicing fees	13,435	408	13,843	9,076	—	9,076

Total revenues	46,415	2,265	48,680	34,020	6,436	40,456

Other operating income
Equity in earnings of unconsolidated entities	43,738	—	43,738	4,947	—	4,947
Interest income	43,683	1	43,684	41,012	14	41,026
Gains on sales of:
Real estate	3,623	14,250	17,873	1,757	19,919	21,676
Investment securities	541	—	541	—	—	—
Mortgage loans	153	—	153	—	—	—
Other, net	(606)	—	(606)	359	(1)	358

Total other operating income	91,132	14,251	105,383	48,075	19,932	68,007

Costs and expenses
Cost of rental operations	20,481	551	21,032	14,528	2,294	16,822
General and administrative	24,430	—	24,430	21,719	—	21,719
Depreciation	6,378	196	6,574	5,085	1,066	6,151
Minority interests	12	—	12	(29)	—	(29)
Interest	27,715	636	28,351	25,513	1,912	27,425

Total costs and expenses	79,016	1,383	80,399	66,816	5,272	72,088

Earnings before income taxes	58,531	15,133	73,664	15,279	21,096	36,375
Income taxes	20,249	5,902	26,151	3,575	7,983	11,558

Earnings from continuing operations	38,282	9,231	47,513	11,704	13,113	24,817

Discontinued operations:
Earnings from operating properties sold or held for sale, net of tax	538	(538)	—	962	(962)	—
Gains on sales of operating properties, net of tax	8,693	(8,693)	—	12,151	(12,151)	—

Earnings from discontinued operations	9,231	(9,231)	—	13,113	(13,113)	—

Net earnings	$47,513	—	47,513	24,817	—	24,817

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

	Six Months Ended May 31, 2004			Six Months Ended May 31, 2003
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)

	(In thousands)
Revenues
Rental income	$59,026	3,273	62,299	49,718	13,413	63,131
Management and servicing fees	22,932	804	23,736	18,556	(4)	18,552

Total revenues	81,958	4,077	86,035	68,274	13,409	81,683

Other operating income
Equity in earnings of unconsolidated entities	46,555	—	46,555	25,810	—	25,810
Interest income	83,253	98	83,351	85,443	27	85,470
Gains on sales of:
Real estate	4,572	36,196	40,768	9,302	27,035	36,337
Investment securities	17,877	—	17,877	—	—	—
Mortgage loans	153	—	153	—	—	—
Other, net	(800)	—	(800)	1,694	(1)	1,693

Total other operating income	151,610	36,294	187,904	122,249	27,061	149,310

Costs and expenses
Cost of rental operations	36,417	1,203	37,620	28,247	4,674	32,921
General and administrative	47,750	—	47,750	43,226	—	43,226
Depreciation	11,907	409	12,316	10,134	2,418	12,552
Minority interests	(73)	—	(73)	208	(1)	207
Interest	53,794	1,222	55,016	47,537	4,232	51,769
Loss on early extinguishment of debt	3,440	—	3,440	—	—	—

Total costs and expenses	153,235	2,834	156,069	129,352	11,323	140,675

Earnings before income taxes	80,333	37,537	117,870	61,171	29,147	90,318

Income taxes	27,204	14,640	41,844	19,992	10,716	30,708

Earnings from continuing operations	53,129	22,897	76,026	41,179	18,431	59,610

Discontinued operations:
Earnings from operating properties sold or held for sale, net of tax	817	(817)	—	1,940	(1,940)	—
Gains on sales of operating properties, net of tax	22,080	(22,080)	—	16,491	(16,491)	—

Earnings from discontinued operations	22,897	(22,897)	—	18,431	(18,431)	—

Net earnings	$76,026	—	76,026	59,610	—	59,610

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

The following tables summarize our results of operations for the three and six months ended May 31, 2004 and 2003, after allocating among the core business segments certain non-corporate general and administrative expenses:

	Three Months Ended May 31, 2004			Three Months Ended May 31, 2003
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)

	(In thousands)
Revenues and other operating income
Real estate properties	$84,617	16,516	101,133	34,545	26,368	60,913
Real estate loans	15,081	—	15,081	10,564	—	10,564
Real estate securities	37,849	—	37,849	36,986	—	36,986

Total revenues and other operating income	137,547	16,516	154,063	82,095	26,368	108,463

Costs and expenses
Real estate properties	33,948	747	34,695	27,075	3,360	30,435
Real estate loans	1,164	—	1,164	1,100	—	1,100
Real estate securities	7,087	—	7,087	5,860	—	5,860
Corporate and interest	36,817	636	37,453	32,781	1,912	34,693

Total costs and expenses	79,016	1,383	80,399	66,816	5,272	72,088

Earnings from continuing operations before income taxes
Real estate properties	50,669	15,769	66,438	7,470	23,008	30,478
Real estate loans	13,917	—	13,917	9,464	—	9,464
Real estate securities	30,762	—	30,762	31,126	—	31,126
Corporate and interest	(36,817)	(636)	(37,453)	(32,781)	(1,912)	(34,693)

Earnings before income taxes	58,531	15,133	73,664	15,279	21,096	36,375
Income taxes	20,249	5,902	26,151	3,575	7,983	11,558

Earnings from continuing operations	38,282	9,231	47,513	11,704	13,113	24,817

Discontinued operations:
Earnings from operating properties sold or held for sale, net of tax	538	(538)	—	962	(962)	—
Gains on sales of operating properties, net of tax	8,693	(8,693)	—	12,151	(12,151)	—

Earnings from discontinued operations	9,231	(9,231)	—	13,113	(13,113)	—

Net earnings	$47,513	—	47,513	24,817	—	24,817

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

	Six Months Ended May 31, 2004			Six Months Ended May 31, 2003
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)

	(In thousands)
Revenues and other operating income
Real estate properties	$115,698	40,371	156,069	88,002	40,470	128,472
Real estate loans	28,078	—	28,078	23,174	—	23,174
Real estate securities	89,792	—	89,792	79,347	—	79,347

Total revenues and other operating income	233,568	40,371	273,939	190,523	40,470	230,993

Costs and expenses
Real estate properties	62,237	1,612	63,849	53,832	7,091	60,923
Real estate loans	2,209	—	2,209	2,184	—	2,184
Real estate securities	13,518	—	13,518	12,249	—	12,249
Corporate and interest	75,271	1,222	76,493	61,087	4,232	65,319

Total costs and expenses	153,235	2,834	156,069	129,352	11,323	140,675

Earnings before income taxes
Real estate properties	53,461	38,759	92,220	34,170	33,379	67,549
Real estate loans	25,869	—	25,869	20,990	—	20,990
Real estate securities	76,274	—	76,274	67,098	—	67,098
Corporate and interest	(75,271)	(1,222)	(76,493)	(61,087)	(4,232)	(65,319)

Earnings before income taxes	80,333	37,537	117,870	61,171	29,147	90,318
Income taxes	27,204	14,640	41,844	19,992	10,716	30,708

Earnings from continuing operations	53,129	22,897	76,026	41,179	18,431	59,610

Discontinued operations:
Earnings from operating properties sold or held for sale, net of tax	817	(817)	—	1,940	(1,940)	—
Gains on sales of operating properties, net of tax	22,080	(22,080)	—	16,491	(16,491)	—

Earnings from discontinued operations	22,897	(22,897)	—	18,431	(18,431)	—

Net earnings	$76,026	—	76,026	59,610	—	59,610

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

Three and six months ended May 31, 2004 compared to three and six months ended May 31, 2003

Net earnings for the three-month period ended May 31, 2004 were $47.5 million compared to $24.8 million for the same period in 2003. The increase was primarily due to (i) $39.5 million of higher gains on sales of real estate property assets, including sales of property assets within unconsolidated entities and gains on sales of property assets characterized as earnings from discontinued operations, (ii) higher management and servicing fee income from increased activity in our specially serviced portfolio and (iii) higher interest income primarily due to a higher average level of loan investments. These increases were partially offset by (i) higher general and administrative expenses and (ii) higher income tax expense primarily due to higher pretax earnings and a higher effective tax rate. Net earnings for the six-month period ended May 31, 2004 were $76.0 million compared to $59.6 million for the same period in 2003. The increase was primarily due to (i) $30.0 million of higher gains on sales of real estate property assets, including sales of property assets within unconsolidated entities and gains on sales of property assets characterized as earnings from discontinued operations, (ii) higher gains on sales of investment securities and (iii) higher management and servicing fee income. These increases were partially offset by (i) lower net rents (rental income less cost of rental operations, including net rents characterized as earnings from discontinued operations), primarily reflecting a smaller stabilized property portfolio for most of the first quarter of 2004, (ii) higher general and administrative expenses, (iii) a pretax loss of $3.4 million related to the redemption at a premium of $45.3 million principal amount of our 10.5% senior subordinated notes due 2009 and (iv) higher income tax expense.

On an as reported basis, revenues and other operating income for the three- and six-month periods ended May 31, 2004 were $137.5 million and $233.6 million, respectively, compared to $82.1 million and $190.5 million for the same respective periods in 2003. On a combined basis (i.e., including revenues and gains on sales of properties classified as discontinued operations), revenues and other operating income for the three- and six-month periods ended May 31, 2004 were $154.1 million and $273.9 million, respectively, compared to $108.5 million and $231.0 million for the same respective periods in 2003. The increase in revenues and other operating income on a combined basis for the three-month period was primarily due to (i) $39.5 million of higher gains on sales of real estate property assets, including sales of property assets within unconsolidated entities, (ii) higher management and servicing fee income, (iii) higher rental income primarily due to the acquisition of a portfolio of income producing properties in the first quarter of 2004, and (iv) higher interest income. The increase in revenues and other operating income on a combined basis for the six-month period was primarily due to (i) $30.0 million of higher gains on sales of real estate property assets, including sales of property assets within unconsolidated entities, (ii) higher gains on sales of investment securities and (iii) higher management and servicing fee income.

Real Estate Properties

	Three Months Ended May 31, 2004			Three Months Ended May 31, 2003
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)

	(In thousands)
Revenues
Rental income	$32,980	1,857	34,837	24,944	6,436	31,380
Management fees	319	408	727	1,082	—	1,082

Other operating income
Equity in earnings of unconsolidated entities	47,538	—	47,538	6,557	—	6,557
Interest income	268	1	269	195	14	209
Gains on sales of real estate	3,623	14,250	17,873	1,757	19,919	21,676
Other, net	(111)	—	(111)	10	(1)	9

Total revenues and other operating income	84,617	16,516	101,133	34,545	26,368	60,913

Costs and expenses
Cost of rental operations	20,481	551	21,032	14,528	2,294	16,822
General and administrative	7,077	—	7,077	7,490	—	7,490
Depreciation	6,378	196	6,574	5,085	1,066	6,151
Minority interests	12	—	12	(28)	—	(28)

Total costs and expenses(2)	33,948	747	34,695	27,075	3,360	30,435

Earnings before income taxes	$50,669	15,769	66,438	7,470	23,008	30,478

(1)	See discussion entitled, “Adoption of SFAS No. 144.”
(2)	Costs and expenses do not include interest expense.

	Six Months Ended May 31, 2004			Six Months Ended May 31, 2003
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
	(In thousands)
Revenues
Rental income	$59,026	3,273	62,299	49,718	13,413	63,131
Management fees	999	804	1,803	1,769	(4)	1,765

Other operating income
Equity in earnings of unconsolidated entities	51,005	—	51,005	26,953	—	26,953
Interest income	342	98	440	250	27	277
Gains on sales of real estate	4,572	36,196	40,768	9,302	27,035	36,337
Other, net	(246)	—	(246)	10	(1)	9

Total revenues and other operating income	115,698	40,371	156,069	88,002	40,470	128,472

Costs and expenses
Cost of rental operations	36,417	1,203	37,620	28,247	4,674	32,921
General and administrative	13,993	—	13,993	15,250	—	15,250
Depreciation	11,907	409	12,316	10,134	2,418	12,552
Minority interests	(80)	—	(80)	201	(1)	200

Total costs and expenses(2)	62,237	1,612	63,849	53,832	7,091	60,923

Earnings before income taxes	$53,461	38,759	92,220	34,170	33,379	67,549

Balance sheet data:
Operating properties and equipment, net	$796,149	—	796,149	579,010	86,369	665,379
Assets held for sale	—	—	—	89,393	(89,393)	—
Land held for investment	89,472	—	89,472	53,152	—	53,152
Investments in unconsolidated entities	445,299	—	445,299	257,377	—	257,377
Other assets	32,561	—	32,561	44,307	3,024	47,331

Total segment assets	$1,363,481	—	1,363,481	1,023,239	—	1,023,239

(1)	See discussion entitled, “Adoption of SFAS No. 144.”
(2)	Costs and expenses do not include interest expense.

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

Three and six months ended May 31, 2004 compared to three and six months ended May 31, 2003

Earnings before income taxes from real estate properties on an as reported basis for the three- and six-month periods ended May 31, 2004 were $50.7 million and $53.5 million, respectively, compared to $7.5 million and $34.2 million for the same respective periods in 2003. These increases were primarily due to higher gains on sales of real estate property assets, including sales of property assets within unconsolidated entities, and higher net rents. Earnings before income taxes on a combined basis for the three- and six-month periods ended May 31, 2004 were $66.4 million and $92.2 million, respectively, compared to $30.5 million and $67.5 million for the same respective periods in 2003. These increases were primarily due to higher gains on sales of real estate property assets, including sales of property assets within unconsolidated entities, partially offset by lower net rents.

Gains on sales of assets fluctuate from quarter to quarter primarily due to the timing of assets sales. Gains on sales of real estate property asset within unconsolidated entities were $41.3 million and $41.3 million for the three- and six-month periods ended May 31, 2004, respectively, compared to $0.8 million and $18.5 million for the same respective periods in 2003. On an as reported basis, gains on sales of consolidated real estate property assets were $3.6 million and $4.6 million for the three- and six-month periods ended May 31, 2004, respectively, compared to $1.8 million and $9.3 million for the same respective periods in 2003. On a combined basis, gains on sales of consolidated real estate property assets were $17.9 million and $40.8 million for the three- and six-month periods ended May 31, 2004, respectively, compared to $21.7 million and $36.3 million for the same respective periods in 2003.

On an as reported basis, net rents were $12.5 million and $22.6 million for the three- and six-month periods ended May 31, 2004, respectively, compared to $10.4 million and $21.5 million for the same respective periods in 2003. On a combined basis, net rents were $13.8 million and $24.7 million for the three- and six-month periods ended May 31, 2004, respectively, compared to $14.6 million and $30.2 million for the same respective periods in 2003. The increase in net rents on an as reported basis for the three- and six-month periods ended May 31, 2004 compared to the same respective periods in the 2003 primarily resulted from a larger stabilized property portfolio, mostly due to several income producing properties acquired from The Newhall Land and Farming Company (“Newhall”) late in the first quarter of 2004, partially offset by the loss of a tenant in the third quarter of 2003 that had leased 100% of one of our office buildings and which made a $24 million payment last year to cancel its lease. On a combined basis, the reduction in net rents for the three- and six-month periods ended May 31, 2004 is due primarily to properties which were sold over the past twelve months.

The net book value of operating properties and equipment with regard to various types of properties we own at May 31, 2004, together with the yield and the occupancy for the stabilized operating properties, follows:

	Net Book Value	Occupancy Rate(1)	Yield on Net Book Value (2)
	(In thousands, except percentages)
Market-rate operating properties
Stabilized operating properties:
Office	$118,826	88%	14%
Retail	121,565	89%	12%
Industrial / warehouse	33,063	100%	15%
Ground leases	5,768	100%	13%

Commercial	279,222	92%	13%
Hotel	69,108	74%	6%

	348,330		12%

Under development or repositioning:
Office	226,552
Retail	47,984
Industrial / warehouse	6,778
Ground leases	368

Commercial	281,682
Hotel	28,171

	309,853

Total market-rate operating properties	658,183
Affordable housing communities	126,522

Total operating properties	784,705
Furniture, fixtures and equipment	11,444

Total operating properties and equipment	$796,149

(1)	Occupancy rate at May 31, 2004.
(2)	Yield for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses during the six-month period ended May 31, 2004, annualized.

As of May 31, 2004 and 2003, our market-rate stabilized operating property portfolio, including assets held for sale, was yielding in total 12% and 13%, respectively, on net book value. The decrease in yield on our stabilized operating properties was primarily due to the loss of one large tenant in 2003 that occupied 100% of one of our office buildings, as discussed previously, and the acquisition of Newhall’s income producing properties during the first quarter of 2004, which were acquired at a price that results in a lower yield than our overall portfolio of stabilized properties. As of May 31, 2004 and 2003, our market-rate development or repositioning portfolio, including assets held for sale, was yielding in total 3% and 4%, respectively, on net book value.

Occupancy levels for our market-rate stabilized commercial real estate property portfolio, including assets held for sale, increased slightly to 92% at May 31, 2004, compared to 91% at May 31, 2003.

We entered the business of owning, developing and syndicating affordable housing communities in 1998. In this business, we create or invest in entities that hold interests in multi-family real estate properties that are eligible for affordable housing tax credits granted under Section 42 of the Internal Revenue Code. In 2000, we began to shift our strategy away from owning the majority of the interests in affordable housing community entities toward syndicating those interests. After such syndications, we continue to hold small interests (typically ranging from less than 1% to 10%) in these entities and provide certain limited guarantees to the investors. We may also continue to manage the communities and/or provide tax compliance and other services on behalf of the investors, for which we receive fees. As a result of the shift in strategy, our total investment in affordable housing communities, as well as the amount of tax credits we hold and utilize to reduce our tax rate, has continued to decline.

Our net investment in our affordable housing communities at May 31, 2004, was as follows:

May 31, 2004
(In thousands)
Operating properties	$126,522
Investments in unconsolidated entities	20,482
Debt and other	(132,716)

Net investment in affordable housing communities	$14,288

As of May 31, 2004, we had been awarded and held rights to $18.8 million in gross tax credits, compared with $86.5 million in gross tax credits at May 31, 2003. Our net investment in affordable housing communities at May 31, 2004 was $14.3 million, compared to $63.4 million at May 31, 2003. The decrease in tax credits and in our investment in affordable housing communities primarily reflects the sale and syndication of interests in affordable housing community entities. For certain syndicated affordable housing communities under development, we have recorded the receipt of syndication proceeds as liabilities under the deposit method of accounting. We expect to record the sale of these properties upon completion and lease up, which will reduce the balance of operating properties and debt related to affordable housing communities.

Real Estate Loans

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
	(In thousands)
Revenues
Management fees	$236	175	532	686

Other operating income
Interest income	13,976	10,507	26,916	22,251
Equity in earnings (losses) of unconsolidated entities	715	(103)	476	251
Gain on sales of mortgage loans	153	—	153	—
Other, net	1	(15)	1	(14)

Total revenues and other operating income	15,081	10,564	28,078	23,174

Costs and expenses
General and administrative	1,164	1,100	2,209	2,184

Total costs and expenses(1)	1,164	1,100	2,209	2,184

Earnings before income taxes	$13,917	9,464	25,869	20,990

Balance sheet data:
Mortgage loans, net	$568,089	548,271	568,089	548,271
Investments in unconsolidated entities	4,620	1,288	4,620	1,288
Other assets	7,836	2,579	7,836	2,579

Total segment assets	$580,545	552,138	580,545	552,138

(1)	Costs and expenses do not include interest expense.

Real estate loans include our direct investments in high yielding loans, as well as our discount loan portfolio investments, owned primarily through unconsolidated entities, and related loan workout operations. Total revenues and other operating income from real estate loans include interest income, gains on sales of real estate loans, equity in earnings of unconsolidated entities and management fees earned from those entities. Costs and expenses include the overhead associated with servicing the loans and managing the unconsolidated entities.

Over the past several years, the majority of investing activity within the real estate loan segment has been in structured junior participations in short- to medium-term variable-rate real estate loans (“B-notes”), most of which represent participations in first mortgage loans. Most of our B-note investments are match-funded with variable-rate debt of similar term. At May 31, 2004, we had no delinquencies in our B-note portfolio.

Three and six months ended May 31, 2004 compared to three and six months ended May 31, 2003

Earnings before income taxes from real estate loans for the three- and six-month periods ended May 31, 2004 were $13.9 million and $25.9 million, respectively, compared to $9.5 million and $21.0 million for the same respective periods in 2003. These increases were primarily attributable to higher interest income.

Interest income from real estate loans for the three- and six-month periods ended May 31, 2004 was $14.0 million and $26.9 million, respectively, compared to $10.5 million and $22.3 million for the same respective periods in 2003. These increases primarily reflect a higher average level of loan investments during 2004. The increase in the six-month period ended May 31, 2004 was partially offset by income in the first quarter of 2003 realized from the payoff of several loan investments we had acquired at a discount.

During the quarter ended May 31, 2004, we did not fund any new B-note investments and we received $28.0 million from the payment in full of two B-note investments, reducing the total B-note principal balance to $492.8 million at May 31, 2004.

Real Estate Securities

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
	(In thousands)
Revenues
Management and servicing fees	$12,880	7,819	21,401	16,101

Other operating income
Interest income	29,439	30,310	55,995	62,942
Equity in losses of unconsolidated entities	(4,515)	(1,507)	(4,926)	(1,394)
Gains on sales of investment securities	541	—	17,877	—
Other, net	(496)	364	(555)	1,698

Total revenues and other operating income	37,849	36,986	89,792	79,347

Costs and expenses
General and administrative	7,087	5,860	13,511	12,242
Minority interests	—	—	7	7

Total costs and expenses(1)	7,087	5,860	13,518	12,249

Earnings before income taxes	$30,762	31,126	76,274	67,098

Balance sheet data:
Investment securities	$952,026	1,333,011	952,026	1,333,011
Investments in unconsolidated entities	48,325	102,478	48,325	102,478
Other assets	38,567	19,522	38,567	19,522

Total segment assets	$1,038,918	1,455,011	1,038,918	1,455,011

(1)	Costs and expenses do not include interest expense.

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

Three and six months ended May 31, 2004 compared to three and six months ended May 31, 2003

Earnings before income taxes from real estate securities for the three- and six-month periods ended May 31, 2004 were $30.8 million and $76.3 million, respectively, compared to $31.1 million and $67.1 million for the same respective periods in 2003. For the three-month period ended May 31, 2004, the slight decrease reflects higher equity in losses of unconsolidated entities, higher operating expenses and slightly lower interest income, mostly offset by higher management and servicing fee income. The increase for the six-month period reflects higher gains on sales of investment securities and higher management and servicing fee income, partially offset by lower interest income, higher equity in losses of unconsolidated entities, and higher operating expenses.

Equity in losses of unconsolidated entities were $4.5 million and $4.9 million for the three- and six-month periods ended May 31, 2004, respectively, compared to $1.5 million and $1.4 million for the same respective periods in 2003. The decline in earnings was primarily due to reduced income from Madison because of lower interest income resulting from the timing and amount of expected principal collections related to short-term floating-rate securities owned by the venture and higher interest expense due to a refinancing within the venture. Madison refinanced its debt in the second quarter of 2004 through a resecuritization of most of its CMBS portfolio (the “CDO”). Approximately $1.1 billion face amount of non-investment grade CMBS was resecuritized into various classes of non-recourse bonds comprised of $524 million face amount of investment grade rated notes, $120 million face amount of non-investment grade rated notes, and $412 million of unrated notes. The investment grade notes were sold to one of the partners, generating sufficient proceeds to repay Madison’s existing debt. The non-investment grade notes were distributed pro rata to the Madison partners, and Madison retained the unrated notes. The CDO, which effectively match-term finances Madison’s assets with its liabilities, is being accounted for as a financing. At the end of the second quarter of 2004, our investment in Madison was $42.7 million. Since inception, we have received $179.6 million in cash distributions and fees from Madison on an original investment of $90.1 million.

Interest income was $29.4 million and $56.0 million for the three- and six-month periods ended May 31, 2004, respectively, compared to $30.3 million and $62.9 million for the same respective periods in 2003. These decreases resulted from a lower average level of CMBS investments during the 2004 periods and a higher level of write-downs on certain bonds due to cash flow projections where we utilized the highest level of loss severity among possible outcomes, partially offset by the collection of purchase discounts due to the early payoff of several seasoned investments during the second quarter of 2004.

In recording CMBS interest income, we recognize the amount by which cash flows over the life of a security are expected to exceed our initial investment as interest income to achieve a level yield. Our initial and ongoing estimates of cash flows from CMBS investments are made by management based on certain assumptions, which include, but are not limited to, collectibility of principal and interest on the underlying loans and the amount and timing of projected principal repayments or losses. Changes in cash flow estimates could materially affect the interest income that is recognized in future periods.

Since we invest in subordinated classes of CMBS, we generally do not receive principal payments until the principal of the senior classes of an issue is paid in full. However, we are currently receiving principal payments from 18 classes of our CMBS securities, and 41 classes (excluding securities sold in resecuritization transactions in 2004, 2003 and 2002) have reached economic maturity either through the collection of principal, liquidation of the trust, or sale. Through resecuritization transactions completed in 2004, 2003 and 2002, we also sold an additional 121 classes of securities and portions of 101 other classes.

During the quarter ended May 31, 2004, we acquired $155.0 million face amount of non-investment grade fixed-rate CMBS for $78.9 million. The following is a summary of the CMBS portfolio we held at May 31, 2004, categorized based on the bonds’ ratings at the time of purchase:

	Face Amount	Weighted Average Interest Rate	Book Value	% of Face Amount	Weighted Average Cash Yield(1)	Weighted Average Book Yield(2)
	(In thousands, except percentages)
Fixed-rate:
BB rated or above	$517,292	6.35%	$358,920	69.4%	9.0%	11.6%
B rated	471,846	6.69%	222,633	47.2%	12.4%	13.4%
Unrated	1,258,875	5.31%	186,551	14.8%	31.4%	22.2%

Total	2,248,013	5.84%	768,104	34.2%	15.4%	14.7%

Floating-rate/short-term:
BB rated or above	53,259	7.09%	35,741	67.1%	10.6%	7.5%
B rated	31,918	7.61%	30,071	94.2%	8.0%	8.3%
Unrated	57,333	12.64%	30,246	52.8%	24.5%	15.7%

Total	142,510	9.44%	96,058	67.4%	14.1%	10.3%

Total amortized cost	2,390,523	6.05%	864,162	36.1%	15.3%	14.2%
Excess of estimated fair value over amortized cost	—		87,864

Total CMBS portfolio(3)	$2,390,523		$952,026

(1)	Cash yield is determined by annualizing the actual cash received during the month of May 2004, and dividing the result by the book value at May 31, 2004.
(2)	Book yield is determined by annualizing the interest income for the month of May 2004, and dividing the result by the book value at May 31, 2004.
(3)	This table excludes CMBS owned through unconsolidated entities.

At May 31, 2004, our overall annualized weighted average cash and book yields were approximately 15% and 14%, respectively, compared with approximately 14% for both cash and book yield at May 31, 2003.

Management and servicing fee income was $12.9 million and $21.4 million for the three- and six-month periods ended May 31, 2004, respectively, compared to $7.8 million and $16.1 million for the same respective periods in 2003. The increases were primarily due to the growth of our specially serviced portfolio.

Gains on sales of securities were $17.9 million for the six months ended May 31, 2004, compared to $0.0 million for the same period in 2003. During the current year, gains on sales of securities were primarily due to the sale in the first quarter of 2004 of $28.7 million face amount of investment grade CMBS through a resecuritization of a non-investment grade rated CMBS bond with a face amount of $50.4 million. The $28.7 million face amount of investment grade bonds were sold to unrelated third parties for total cash proceeds of $30.3 million, resulting in a pretax gain of $17.3 million. We retained the remaining $21.7 million face amount of non-investment grade rated bonds. The amortized cost of the retained interest at May 31, 2004 was $7.5 million.

Operating expenses were $7.1 million and $13.5 million for the three- and six-month periods ended May 31, 2004, respectively, compared to $5.9 million and $12.2 million for the same respective periods in the prior year, primarily due to increases in personnel and out-of-pocket expenses directly related to the growth of our CMBS portfolio and increased special servicing activity.

Corporate and Interest Expense

Three and six months ended May 31, 2004 compared to three and six months ended May 31, 2003

Corporate costs and expenses, excluding interest expense and loss on early extinguishment of debt, were $9.1 million and $18.0 million for the three- and six-month periods ended May 31, 2004, respectively, compared to $7.3 million and $13.6 million for the same respective periods in 2003. The increases for both the three- and six-month periods were primarily due to increased staffing levels and amortization related to restricted stock granted to senior officers in the second quarter of 2003.

On an as reported basis, interest expense was $27.7 million and $53.8 million for the three- and six-month periods ended May 31, 2004, respectively, compared to $25.5 million and $47.5 million for the same respective periods in 2003. On a combined basis, interest expense was $28.4 million and $55.0 million for the three- and six-month periods ended May 31, 2004, respectively, compared to $27.4 million and $51.8 million for the same respective periods in 2003. The increase for the three-month period ended May 31, 2004 compared to the same period in 2003 was primarily due to higher average debt balances. The increase for the six-month period ended May 31, 2004 compared to the same period in 2003 was primarily due to higher average debt balances and slightly higher interest rates. The weighted average interest rate on outstanding debt was 5.7% at May 31, 2004, compared to 5.6% at May 31, 2003.

Included in corporate costs and expenses for the six-month period ended May 31, 2004, was a pretax loss of $3.4 million recorded in earnings from continuing operations related to the redemption at a premium of $45.3 million principal amount of our 10.5% senior subordinated notes due 2009.

Income Tax Expense

Three and six months ended May 31, 2004 compared to three and six months ended May 31, 2003

On an as reported basis, income tax expense was $20.2 million and $27.2 million for the three- and six-month periods ended May 31, 2004, respectively, compared to $3.6 million and $20.0 million for the same respective periods in 2003. On a combined basis, income tax expense was $26.2 million and $41.8 million for the three- and six-month periods ended May 31, 2004, respectively, compared to $11.6 million and $30.7 million for the same periods in 2003. On a combined basis, the effective tax rate for the six-month period was 35.5% in 2004 and 34.0% in 2003. The increase in the effective tax rate was primarily due to lower affordable housing tax credits.

2. LIQUIDITY AND FINANCIAL RESOURCES

Our operating activities provided $28.6 million of cash for the six-month period ended May 31, 2004, compared to $17.0 million for the same period in 2003. The increase in cash provided by operating activities was primarily due to a greater increase in accounts payable and accrued liabilities, primarily due to less of a reduction in our deferred tax liability and a greater level of deposits from affordable housing syndications. This increase was partially offset by an increase in other assets and lower net earnings after adjusting for the effects of non-cash items whose contributions to cash flow are reflected in cash from investing activities below.

Our investing activities used $298.1 million of cash for the six-month period ended May 31, 2004, compared to $155.5 million for the same period in 2003. The increase in cash used in investing activities was primarily due to (i) a higher level of investment spending on operating properties and investments in unconsolidated entities, primarily related to the acquisition of Newhall in the first quarter of 2004, and (ii) a higher level of investment spending on land held for investment. These increases in cash used in investing activities were partially offset by (i) higher proceeds from sales of operating properties, (ii) a lower level of investment spending on investment securities, (iii) higher proceeds from sales of investment securities, primarily related to the resecuritization transaction in the first quarter of 2004, and (iv) higher distributions of capital from unconsolidated entities, primarily due to a higher level of sales of property assets within unconsolidated entities.

Our financing activities provided $275.3 million of cash for the six-month period ended May 31, 2004, compared to $142.9 million for the same period in 2003. This increase in cash provided by financing activities was primarily due to a lower level of purchases and retirements of treasury stock and higher net proceeds from mortgage notes and other debt payable, partially offset by lower net proceeds under repurchase agreements and revolving credit lines.

We continue to diversify our capital structure and to manage our debt position with a combination of short-, medium- and long-term financings with a goal of properly matching the maturities of our debt with the expected lives of our assets.

At May 31, 2004, we had $1.8 billion of available liquidity, which included just under $1.8 billion of cash and availability under existing credit facilities, and $42.6 million under committed project level term financings.

We have a $400.0 million unsecured revolving credit facility, which is recourse to us and matures in July 2006 assuming a one-year extension option is exercised. At May 31, 2004, this facility had an outstanding balance of $3.2 million, and we had $12.3 million of outstanding letters of credit utilizing this facility. Interest is variable and is based on a range of LIBOR plus 175 – LIBOR plus 325, depending on our leverage. At May 31, 2004, interest was LIBOR plus 200. The facility contains certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities.

We have various secured revolving lines of credit with an aggregate commitment of $446.3 million, all of which is recourse to us. At May 31, 2004, $58.3 million was outstanding under these revolving lines of credit. Interest is variable and is based on a range of LIBOR plus 75 – LIBOR plus 250. These lines are collateralized by CMBS and mortgage loans with maximum maturity through February 2009. The agreements contain certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities.

We have financed some of our purchases of CMBS and B-notes under reverse repurchase obligation facilities (“repos”), which are in effect borrowings secured by the CMBS and B-notes. The repo agreements contain provisions that may require us to repay amounts or post additional collateral prior to the scheduled maturity dates under certain circumstances. For example, if the market value of the CMBS which collateralize the financings falls significantly, we could be required either to use cash flow we need to operate and grow our business, or to sell assets at a time when it may not be most appropriate for us to do so, to generate cash needed to repay amounts due under the terms of those repo obligations.

At May 31, 2004, we had eight repos through which we financed selected CMBS and B-notes. Our repos are summarized as follows:

Commitment Amount	Outstanding Amount	Collateral Type	Interest Rate	Maturity Date	Recourse
(In thousands)
$ 100,000	$51,304	CMBS	LIBOR + 150-250	April 2007	Non-recourse
150,000	52,816	CMBS	LIBOR + 125-225	April 2005	Non-recourse
3,687	3,687	CMBS	LIBOR + 125	June 2004	Non-recourse
430,000	18,626	CMBS	LIBOR + 150-300	January 2008	Limited recourse(1)
120,000	4,385	CMBS	LIBOR + 150-190	January 2005	Recourse
75,000	—	B-notes	LIBOR + 150-225	February 2006	Non-recourse
100,000	23,289	B-notes	LIBOR + 150-225	February 2007	Recourse
100,000	—	B-notes	LIBOR + 175-275	November 2007	Recourse

$1,078,687	$154,107

(1)	$18.6 million of the commitment is recourse.

We have seller financing in the form of a term loan for one mortgage loan investment, which we have guaranteed. This facility had an outstanding balance of $8.1 million at May 31, 2004, and matures in July 2004, which matches the maturity date of the mortgage loan securing the facility. Interest on this term loan is variable at LIBOR plus 125.

At May 31, 2004, we had $985.2 million of long-term unsecured senior subordinated notes outstanding. $235.0 million of these notes bear interest at 5.5%, are due in March 2023, and can be converted into our common stock at a conversion price of $45.28 under certain circumstances. $350.0 million of these notes bear interest at 7.625% and are due in July 2013. $400.2 million of these notes bear interest at 7.25% and are due in October 2013.

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

We continue our efforts to maintain a highly match-funded balance sheet. In order to minimize the effects of interest rate risk, we seek to match fixed-rate assets with fixed-rate debt, and floating-rate assets with floating-rate debt. As of May 31, 2004, we estimate that a 100 basis point change in LIBOR would impact our net earnings by $0.5 million, or $0.02 per share diluted. At May 31, 2004, our weighted average debt maturity was 6.6 years, which we believe matches well with our expected asset holdings.

During the quarter ended May 31, 2004, we did not purchase any shares of our common stock under our stock repurchase program. As of May 31, 2004, there were 3.4 million shares remaining that we were authorized to buy back under our stock repurchase program. During the quarter ended May 31, 2004, we purchased 40,000 shares of our common stock under our Employee Share Repurchase Plan.

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

Commitments and Contingent Obligations

We are obligated, under various types of agreements, to provide guarantees. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have recorded $6.9 million of liabilities related to obligations under certain guarantees, where payments are considered to be both probable and reasonably estimable. In addition, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” we have recorded $3.6 million of liabilities representing our maximum exposure to loss under non-operating guarantees and operating guarantees of an extended duration which we provided at the time of sale of certain interests in affordable housing community entities, even though we do not expect to be required to perform under these guarantees. Except for the amounts described above, our guarantees and similar commitments are not reflected in our financial statements. At May 31, 2004, they include:

		Amount of Commitment Expiration Per Period
	Outstanding Commitments	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In millions)
Standby letters of credit	$13.4	13.4	—	—	—
Guarantees of debt(1)	35.5	14.8	14.1	6.0	0.6
Limited maintenance guarantees	238.3	20.0	18.3	—	200.0
Committed capital contributions	35.1	32.5	2.6	—	—
Performance/surety bonds	36.5	10.1	—	1.0	25.4
Affordable housing communities - other	35.0	16.8	12.0	6.0	0.2

Total commitments	$393.8	107.6	47.0	13.0	226.2

(1)	See “Investments in Unconsolidated Entities” section below for further discussion.

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

Investments in Unconsolidated Entities

We frequently make investments jointly with others, through partnerships and joint ventures. This (i) helps us to diversify our investment portfolio, spreading risk over a wider range of investments, (ii) provides access to transactions which are brought to us by other participants, (iii) provides access to capital, and (iv) enables us to participate in investments which are larger than we are willing to make on our own.

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

At May 31, 2004, we had investments in unconsolidated entities of $498.2 million. Summarized financial information on a combined 100% basis related to our investments in unconsolidated entities accounted for by the equity method at May 31, 2004 (based upon information provided by these entities), follows:

	LNR Investment	LNR Financial Interest(1)	Total Entity Assets	Total Entity Liabilities
	(In thousands, except percentages)
Properties:
Single-asset entities	$63,799	50% - 80%	$276,465	170,481	(2)
Investments with Lennar:
LandSource	97,779	50%	322,083	126,324	(3)
Newhall	193,985	50%	988,365	600,397
Other	39,730	13% - 50%	189,613	104,371	(4)
Affordable housing communities	20,482	<1% - 50%	490,633	339,922	(5)

	415,775		2,267,159	1,341,495
International	29,525	37% - 50%	188,212	104,117

	445,300		2,455,371	1,445,612
Loans:
Discounted portfolios of commercial mortgage loans	4,620	15% - 50%	36,080	26,260

Securities:
Madison	42,654	26%	706,881	538,756
Other	5,671	50% - 70%	47,810	33,025

	48,325		754,691	571,781

Total	$498,245		$3,246,142	2,043,653	(6)

(1)	Although we may own a majority financial interest in certain entities, we do not consolidate those non-VIE entities in which control is shared or in which less than a controlling interest is held. See further discussion under the heading of “Basis of Presentation and Consolidation” within Note 1 to our unaudited consolidated condensed financial statements.
(2)	Only $8.6 million is recourse to us.
(3)	Only $7.1 million is recourse to us.
(4)	Only $13.0 million is recourse to us.
(5)	Only $6.8 million is recourse to us.
(6)	Debt is non-recourse to us except for the $35.5 million noted in footnotes 2, 3, 4, and 5 above and in the Commitments and Contingent Obligations table above.

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

Management believes there have been no significant changes during the six-month period ended May 31, 2004 to the items that we have disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

4. NEW ACCOUNTING PRONOUCEMENTS

Information about new accounting pronouncements appears in Note 1 to the unaudited consolidated condensed financial statements in Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in quantitative or qualitative market risk since November 30, 2003. See our Annual Report on Form 10-K for the year ended November 30, 2003 for further discussion.

Item 4. Controls and Procedures.

For many years we have had procedures in place for gathering the information that is needed to enable us to file required quarterly and annual reports with the Securities and Exchange Commission (“SEC”). However, because of additional disclosure requirements imposed by the SEC in August 2002, many of which were required by the Sarbanes-Oxley Act of 2002, we formed a committee consisting of the people who are primarily responsible for the preparation of those reports, including our General Counsel and our Principal Accounting Officer, to review and formalize our procedures, and to have ongoing responsibility for designing and implementing our disclosure controls and procedures (i.e., the controls and procedures by which we ensure that information we are required to disclose in the annual and quarterly reports we file with the SEC is processed, summarized and reported within the required time periods). On June 15, 2004, our Chief Executive Officer and Chief Financial Officer participated in an evaluation by that committee of our disclosure controls and procedures. Based upon their participation in that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2004, our disclosure controls and procedures were adequately designed to ensure that all the required information was disclosed on a timely basis in our reports filed under the Securities Exchange Act.

Our Chief Executive Officer and Chief Financial Officer also participated in an evaluation on June 15, 2004, by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2004. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any legal proceedings other than suits in the ordinary course of our business, most of which are covered by insurance. We believe these suits will not, in the aggregate, have a material adverse effect upon us.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e) Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 2003	—	—	—	3,390,375
January 2004	90,000	$49.445	90,000	3,390,375
February 2004	—	—	—	3,390,375
March 2004	—	—	—	3,390,375
April 2004	40,000	$53.650	40,000	3,390,375
May 2004	—	—	—	3,390,375

(1)	Our Board of Directors approved a stock repurchase program authorizing us to buy back up to 12.5 million shares of our common stock. This repurchase program was first authorized in 1998. In January 2001, our Board of Directors approved the Employee Share Repurchase Plan. Under the Employee Share Repurchase Plan, employees can request that we consider purchasing shares of common stock that the employees acquired through the exercise of stock options or whose common stock became non-forfeitable on a restricted stock vesting date. If the purchase is approved by the Board of Directors or a committee designated by the Board of Directors, we will purchase the shares at the market price on the applicable stock purchase date. 90,000 and 40,000 shares were purchased by us during the months of January 2004 and April 2004, respectively, under the Employee Share Repurchase Plan.
(2)	Excludes the Employee Share Repurchase Plan, as each purchase requires approval by the Board of Directors or a committee designated by the Board of Directors.

Item 3. Not applicable.

Item 4. Submission of matters to a Vote of Security Holders.

The following matters were resolved by vote at our Annual Meeting of Stockholders held on April 21, 2004:

1)	All Board of Director nominees were re-elected/elected to hold office until 2007. The results of the vote were as follows:

Common Stock:

	Votes For	Votes Withheld
Brian L. Bilzin (re-elected)	11,476,624	5,485,715
Connie Mack (re-elected)	16,536,542	425,797
James M. Carr (elected)	16,556,089	406,250

Class B Common Stock:

	Votes For	Votes Withheld
Brian L. Bilzin (re-elected)	96,613,570	—
Connie Mack (re-elected)	96,613,570	—
James M. Carr (elected)	96,613,570	—

2)	The stockholders approved the LNR Property Corporation 2003 Incentive Compensation Plan. The results of the vote were as follows:

	Votes For	Votes Against	Votes Abstaining
Common Stock	16,254,717	692,991	14,631
Class B Common Stock	96,542,070	71,500	—

3)	The stockholders approved the LNR Property Corporation 2003 Non-Qualified Deferred Compensation Plan. The results of the vote were as follows:

	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Common Stock	12,198,482	1,209,324	106,157	3,448,376
Class B Common Stock	96,449,130	71,500	—	92,940

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

See Exhibit Index following the signature page, which is incorporated herein by reference.

The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

(b)	Reports on Form 8-K:

On March 24, 2004, we filed a report on Form 8-K that reported information under Items 7 and 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: July 15, 2004	/s/ Shelly Rubin
Shelly Rubin
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Change in Control Agreement dated April 22, 2004, by and between LNR Property Corporation and Stuart A. Miller.

10.2	Change in Control Agreement dated April 22, 2004, by and between LNR Property Corporation and Jeffrey P. Krasnoff.

10.3	Change in Control Agreement dated April 22, 2004, by and between LNR Property Corporation and Ronald E. Schrager.

10.4	Change in Control Agreement dated April 22, 2004, by and between LNR Property Corporation and Robert B. Cherry.

10.5	Change in Control Agreement dated April 22, 2004, by and between LNR Property Corporation and Shelly Rubin.

10.6	Change in Control Agreement dated April 22, 2004, by and between LNR Property Corporation and Mark A. Griffith.

10.7	Change in Control Agreement dated April 22, 2004, by and between LNR Property Corporation and David O. Team.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.