Form 10-Q
period 2004-08-31
LNR PROPERTY CORP
filed 2004-10-15
CIK 1043044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Common shares outstanding as of the end of the current fiscal quarter:

Common	20,094,779
Class B Common	9,770,298

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited)
	August 31, 2004	November 30, 2003
ASSETS

Cash and cash equivalents	$31,684	29,667
Restricted cash	81,323	23,732
Investment securities	1,033,804	900,334
Mortgage loans, net	455,379	462,545
Operating properties and equipment, net	744,325	483,407
Land held for investment	69,218	58,578
Investments in unconsolidated entities	494,007	426,576
Assets held for sale	60,494	159,829
Other assets	116,717	88,346

Total assets	$3,086,951	2,633,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$14,889	10,402
Accrued expenses and other liabilities	218,784	177,848
Liabilities related to assets held for sale	53,354	96,305
Mortgage notes and other debts payable	1,630,928	1,296,536

Total liabilities	1,917,955	1,581,091

Minority interests	10,668	1,056

Commitments and contingent liabilities (Notes 10 and 11)

Stockholders’ equity:
Common stock, $.10 par value, 150,000 shares authorized, 20,095 and 19,941 shares issued and outstanding in 2004 and 2003, respectively	2,009	1,994
Class B common stock, $.10 par value, 40,000 shares authorized, 9,770 and 9,775 shares issued and outstanding in 2004 and 2003, respectively	977	977
Additional paid-in capital	467,271	459,378
Retained earnings	629,857	538,799
Unamortized value of restricted stock grants	(25,599)	(28,890)
Deferred compensation plan; 166 common shares at August 31, 2004	(4,297)	—
Deferred compensation liability	4,297	—
Accumulated other comprehensive earnings	83,813	78,609

Total stockholders’ equity	1,158,328	1,050,867

Total liabilities and stockholders’ equity	$3,086,951	2,633,014

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Revenues
Rental income	$28,689	19,112	76,010	58,143
Management and servicing fees	21,641	12,274	44,570	30,830

Total revenues	50,330	31,386	120,580	88,973

Other operating income
Equity in earnings of unconsolidated entities	14,759	11,088	61,314	36,898
Interest income	40,345	40,059	123,595	125,497
Gains on sales of:
Real estate	1,473	2,220	6,046	11,522
Investment securities	3,393	29,764	21,270	29,764
Mortgage loans	3,807	—	3,960	—
Lease termination fee	—	15,115	—	15,115
Other, net	(1,129)	(2,578)	(1,929)	(885)

Total other operating income	62,648	95,668	214,256	217,911

Costs and expenses
Cost of rental operations	18,779	10,705	47,156	31,067
General and administrative	27,397	21,895	75,147	65,121
Depreciation	5,883	3,976	15,464	11,794
Impairment of long-lived assets	—	15,050	—	15,050
Minority interests	(136)	(215)	(209)	(7)
Interest	26,430	25,098	77,051	69,151
Loss on early extinguishment of debt	—	10,343	3,440	10,343

Total costs and expenses	78,353	86,852	218,049	202,519

Earnings from continuing operations before income taxes	34,625	40,202	116,787	104,365
Income taxes	12,283	13,382	40,201	34,540

Earnings from continuing operations	22,342	26,820	76,586	69,825

Discontinued operations:
Loss from operating properties sold or held for sale, net of tax	(5,308)	(1,666)	(5,605)	(1,552)
Gains on sales of operating properties, net of tax	5,461	5,176	27,540	21,667

Earnings from discontinued operations	153	3,510	21,935	20,115

Net earnings	$22,495	30,330	98,521	89,940

(continued)

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS - CONTINUED

(In thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Weighted average shares outstanding:

Basic - Common stock	19,102	18,624	18,937	19,791

Basic - Class B common stock	9,770	9,776	9,772	9,784

Diluted	30,426	30,119	30,361	30,898

Earnings per share from continuing operations (1):

Basic - Common stock	$0.80	0.98	2.76	2.44

Basic - Class B common stock	$0.72	0.88	2.49	2.20

Diluted	$0.73	0.89	2.52	2.26

Earnings per share from discontinued operations (1):

Basic - Common stock	$0.00	0.12	0.79	0.71

Basic - Class B common stock	$0.00	0.11	0.70	0.63

Diluted	$0.01	0.12	0.72	0.65

Net earnings per share (1):

Basic - Common stock	$0.80	1.10	3.55	3.15

Basic - Class B common stock	$0.72	0.99	3.19	2.83

Diluted	$0.74	1.01	3.24	2.91

Dividends declared per share:

Common stock	$0.0125	0.0125	0.0375	0.0375

Class B common stock	$0.01125	0.01125	0.0338	0.0338

(1)	Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year-to-date period.

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net earnings	$22,495	30,330	98,521	89,940

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during the period	15,050	(7,469)	12,569	(19,479)
Less: reclassification adjustment for gains on available-for-sale securities included in net earnings	(627)	(18,946)	(11,148)	(18,946)
Unrealized gains (losses) on foreign currency translation	2,221	(3,718)	2,607	5,685
Unrealized gains on derivative financial instruments	280	1,013	1,176	1,622

Other comprehensive earnings (loss), net of tax	16,924	(29,120)	5,204	(31,118)

Comprehensive earnings	$39,419	1,210	103,725	58,822

See accompanying notes to unaudited consolidated condensed financial statements.

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited)
	Nine Months Ended August 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$98,521	89,940
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,345	18,408
Minority interests	(209)	(26)
Accretion of discount on investment securities and mortgage loans, net of write-downs	9,101	(6,600)
Amortization of deferred costs	10,596	7,027
Equity in earnings of unconsolidated entities	(61,314)	(36,898)
Distributions of earnings from unconsolidated entities	53,805	56,543
Interest received on investment securities in excess of income recognized	35,892	22,540
Impairment of long-lived assets	7,250	15,050
Loss on early extinguishment of debt	3,440	10,343
Deferred lease costs charged against lease termination fee	—	8,885
Gains on sales of real estate	(51,193)	(47,042)
Gains on sales of investment securities	(21,270)	(29,764)
Gains on sales of mortgage loans	(3,960)	—
Other, net	2,901	(2,378)
Changes in assets and liabilities:
Increase in other assets	(30,417)	(13,740)
Increase (decrease) in accounts payable and accrued liabilities	12,736	(49,157)

Net cash provided by operating activities	85,224	43,131

Cash flows from investing activities:
Operating properties and equipment:
Additions	(242,471)	(113,329)
Sales	206,539	92,587
Land held for investment:
Additions	(35,903)	(7,823)
Sales	18,304	10,213
Investments in unconsolidated entities	(234,463)	(55,597)
Proceeds from sales of unconsolidated entity interests	3,846	—
Distributions of capital from unconsolidated entities	71,744	31,058
Purchase of mortgage loans held for investment	(189,603)	(180,868)
Proceeds from principal collections and sales of mortgage loans held for investment	277,734	288,183
Purchase of investment securities	(248,918)	(333,477)
Proceeds from principal collections and sales of investment securities	113,656	464,474
Increase in restricted cash	(57,591)	(7,222)
Proceeds from sales and syndications of interests in affordable housing entities	36,790	24,588

Net cash (used in) provided by investing activities	(280,336)	212,787

(continued)

LNR PROPERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	(Unaudited)
	Nine Months Ended August 31,
	2004	2003
Cash flows from financing activities:
Proceeds from stock option exercises and stock purchase plan sales	5,962	5,104
Purchase and retirement of treasury stock	(9,290)	(144,763)
Payment of dividends	(1,073)	(1,080)
Net distributions to minority partners in consolidated entities	(466)	(216)
Repurchase agreements and revolving credit lines	25,519	(344,808)
Senior subordinated notes:
Proceeds from borrowings	50,250	574,375
Principal and prepayment premium payments	(47,715)	(209,376)
Mortgage notes and other debts payable:
Proceeds from borrowings	280,208	31,275
Principal payments	(106,266)	(151,758)

Net cash provided by (used in) financing activities	197,129	(241,247)

Net increase in cash and cash equivalents	2,017	14,671
Cash and cash equivalents at beginning of period	29,667	5,711

Cash and cash equivalents at end of period	$31,684	20,382

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$72,318	77,125
Cash paid for taxes	$61,585	77,103

Supplemental disclosure of non-cash investing and financing activities:
Mortgage note on acquired operating property	$15,703	—
Purchases of investment securities financed by seller	$23,960	20,873
Mortgage loans received on sales of operating properties	$—	101,688
Purchases of mortgage loans financed by seller	$—	18,255

Supplemental disclosure of non-cash transfers:
Distribution of mortgage loans and operating property from CMBS trusts	$29,126	—
Distribution of investment securities from unconsolidated entity	$21,956	—
Transfer from other assets to investments in unconsolidated entities	$—	8,287
Transfer from other assets to mortgage loans	$—	7,225
Transfer from operating properties to land held for investment	$14,696	—
Transfer from land held for investment to operating properties	$26,150	4,701
Consolidation of entities previously accounted for as unconsolidated entities:
Cash and cash equivalents	$2,123	—
Mortgage loans, net	$57,353	—
Operating properties and equipment, net	$84,053	—
Investments in unconsolidated entities	$(68,143)	—
Other assets	$2,451	—
Other liabilities	$(14,380)	—
Mortgage notes and other debts payable	$(53,170)	—
Minority interests	$(10,287)	—

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

Stock-Based Compensation

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and SFAS No. 123, “Accounting for Stock-Based Compensation,” we continue to apply the accounting provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with regard to the measurement of employee compensation cost for options and restricted stock granted under our equity compensation plan. No stock-based employee compensation cost relative to stock options is reflected in net income as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of grant and the number of shares was fixed at the date of grant. Deferred compensation related to restricted stock grants is amortized to expense over the vesting period. Had expense been recognized using the fair value method described in SFAS No. 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net earnings allocable to common stockholders	$15,407	20,600	67,287	62,248

Net earnings allocable to Class B common stockholders	7,088	9,730	31,234	27,692

Net earnings, as reported	22,495	30,330	98,521	89,940

Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	1,567	1,475	4,639	3,077

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,365)	(2,113)	(6,981)	(4,949)

Pro forma net earnings	$21,697	29,692	96,179	88,068

Net earnings per share (1):
Basic - common stock - as reported	$0.80	1.10	3.55	3.15

Basic - common stock - pro forma	$0.78	1.08	3.47	3.08

Basic - Class B common stock - as reported	$0.72	0.99	3.19	2.83

Basic - Class B common stock - pro forma	$0.70	0.97	3.12	2.77

Diluted - as reported	$0.74	1.01	3.24	2.91

Diluted - pro forma	$0.71	0.99	3.17	2.85

(1)	Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year-to-date period.

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which was subsequently revised in December 2003. The revisions to FIN No. 46 issued in December 2003 did not significantly affect the conclusions reached in the adoption of FIN No. 46 for entities with which we became involved after January 31, 2003, and accordingly the revisions to FIN No. 46 did not have a material effect on our results of operations or financial position. On May 31, 2004, we adopted the provisions of FIN No. 46, as revised, for entities created before February 1, 2003, and we consolidated thirteen real estate entities that were deemed VIEs and of which we were determined to be the primary beneficiary. Upon adoption, assets and liabilities of these entities were $163.3 million and $67.6 million, respectively, including mortgage notes and other debts payable of $53.2 million. See Note 12 for further discussion on variable interest entities at August 31, 2004.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP No. 03-3 addresses income recognition on certain loans or debt securities purchased subsequent to origination. SOP No. 03-3 also supercedes Practice Bulletin 6 (“PB 6”), “Amortization of Discounts on Certain Acquired Loans,” which addresses income recognition on and impairment evaluation of certain bonds. SOP No. 03-3 is effective after November 30, 2005. We are currently evaluating whether the adoption of SOP No. 03-3 will impact our results of operations or financial position.

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

In March 2004, the EITF reached a consensus on the “recognition” provisions of EITF No. 03-1. EITF No. 03-1 requires that a loss be recognized for an impairment that is other-than-temporary. A three-step impairment model should be applied to debt securities subject to SFAS No. 115, including those debt securities subject to EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” EITF 03-1 originally required that we adopt the “recognition” provisions of EITF No. 03-1 prospectively to all current and future investments during the quarter ended November 30, 2004. However, on September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF No. 03-1-1, “Effective Date of Paragraph 16 of EITF Issue No. 03-1,” which delayed the effective date of the recognition provisions of EITF No. 03-1 until the issuance of the final FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.” Until the final FSP is issued, we are not able to evaluate whether the adoption of the “recognition” provisions under such guidance will have a material effect on our results of operations or financial position.

In March 2004, the EITF reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, “Earnings per Share” (“EITF No. 03-6”), requiring the use of the two-class method of computing earnings per share for those enterprises with participating securities or multiple classes of common stock. Because our Class B common stock can receive per share dividends equal to not more than 90% of the cash dividends declared and paid on our common stock, our Class B common stock is considered a participating security under EITF No. 03-6. Accordingly, we are required to compute basic earnings per share using the two-class method, rather than the if-converted method. The two-class method for each period allocates the amount of undistributed earnings using a participation percentage which reflects the dividend rights of each class of common stock. Diluted earnings per share continues to be computed using the if-converted method. See Note 2 for further discussion.

Reclassifications

Certain reclassifications have been made to the prior year consolidated condensed financial statements to conform to the current year presentation.

2. Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share calculations for the three and nine months ended August 31, 2004 and 2003:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
	(In thousands)
Numerator
Numerator for basic earnings per share from continuing operations:
Earnings allocable to common shareholders	$15,302	18,216	52,308	48,327
Earnings allocable to Class B common shareholders	7,040	8,604	24,278	21,498

Earnings from continuing operations	$22,342	26,820	76,586	69,825

Numerator for basic earnings per share from discontinued operations:
Earnings allocable to common shareholders	$105	2,384	14,979	13,921
Earnings allocable to Class B common shareholders	48	1,126	6,956	6,194

Earnings from discontinued operations	$153	3,510	21,935	20,115

Denominator
Denominator for basic earnings per share - weighted average common shares	19,102	18,624	18,937	19,791

Denominator for basic earnings per share - weighted average Class B common shares	9,770	9,776	9,772	9,784

Denominator for basic earnings per share - total weighted average shares	28,872	28,400	28,709	29,575

Effect of dilutive securities
Stock options	538	416	531	380
Restricted stock	963	1,267	1,067	915
Other	53	36	54	28

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	30,426	30,119	30,361	30,898

In the second quarter of 2003, we issued $235.0 million principal amount of 5.5% convertible senior subordinated notes due 2023. The notes are convertible into our common stock if the market price of our common stock exceeds 120% of the conversion price (currently $45.28) during certain periods or in other specified instances, at a rate of 22.0848 shares per $1,000 principal amount, which totals 5.2 million shares. These shares were not included in the calculation of diluted earnings per share for the three and nine months ended August 31, 2004 and 2003, because the notes were not convertible during these periods.

3. Proposed Sale

On August 29, 2004, we entered into a merger agreement with a newly formed company, which will be majority owned by funds managed by Cerberus Capital Management, L.P. and other investors selected by Cerberus, under which holders of our common stock and Class B common stock will receive $63.10 per share in cash and we will become indirectly wholly owned by the newly formed company, Riley Property Holdings.

The transaction will require approval by the holders of a majority in voting power of LNR’s stock. Stuart A. Miller, Chairman of the LNR Board of Directors, partnerships owned by his family and a trust of which he is a primary beneficiary, together own shares carrying the power to cast 77.35% of the votes that can be cast with regard to the transaction. Mr. Miller, the partnerships and the trust have agreed to vote their shares in favor of the merger as long as our Board of Directors and a special committee of our Board continue to recommend the transaction.

Mr. Miller, the partnerships owned by his family, and the trust have also agreed to acquire an approximately 20.4% interest in Riley Property Holdings. Other members of our management have agreed to acquire an additional approximately 4.6% interest in Riley Property Holdings. The purchase price per unit to be paid by Mr. Miller, the partnerships owned by his family, the trust and management for their interests in Riley Property Holdings will be the same as the price to be paid by Cerberus.

In addition to being subject to approval by the holders of a majority of our shares, the consummation of the transaction is subject to regulatory approvals, consents or waivers under agreements, completion of the Miller family and management investments in Riley Property Holdings, and other customary closing conditions. The merger is expected to be completed by the end of 2004 or early in 2005.

In September 2004, four class action lawsuits (three of which have been consolidated) seeking declaratory and injunctive relief and monetary damages, were filed against us and the members of our Board of Directors. Each of these lawsuits alleges, among other things, that the terms of the sale transaction are unfair to our stockholders, that the consideration to be paid to our stockholders is inadequate, and that our Board of Directors breached its fiduciary duties to our stockholders. Each of them states that the allegedly unfair terms and inadequate consideration were intended to benefit the Miller family through their investment in Riley Property Holdings. We believe that each of these actions is without merit and intend to defend each of them vigorously.

4. Acquisition

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

In order to enable NWHL to pay the acquisition price of Newhall, we and Lennar each contributed approximately $200 million to NWHL, and NWHL and LandSource jointly obtained $600 million of bank financing commitments, of which $400 million was used by NWHL to pay part of the acquisition price of Newhall. The remainder of the acquisition price was paid with proceeds from the sale of income producing commercial properties from Newhall to us for approximately $216 million. We are not obligated with regard to the borrowings of NWHL and LandSource, except that we and Lennar have committed to complete any property development commitments on which NWHL and LandSource default and have guaranteed that, in the event of fraud or similar unlawful activities by the borrowers, or distributions by the borrowers that are not permitted by the loan documents, we will pay the lenders the amount of any resulting damages they suffer and we will pay anything that is required to reduce the loan balances to specified percentages of the appraised values of the properties that secure the borrowings.

During the third quarter, we completed our allocation of the purchase price of the income producing commercial properties acquired from Newhall to the assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the time of acquisition:

	Estimated Fair Value at Acquisition	Weighted Average Useful Life of Intangibles
	(In thousands)	(In years)
Assets
Operating properties
Land	$74,426
Buildings and tenant improvements	124,130
Above market lease intangible asset	8,384	7
In-place lease intangible asset	7,107	20

	214,047
Investments in unconsolidated entities	9,518

Total assets	223,565
Accrued expenses and other liabilities - Below market lease intangible liability	7,284	11

Net assets acquired	$216,281

5. Intangibles

At August 31, 2004, we had the following intangibles on our balance sheet:

	August 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Above market leases	$8,505	(678)	7,827
In-place leases	7,139	(329)	6,810
Acquired loan servicing contracts	6,141	(109)	6,032
Below market leases	(7,912)	418	(7,494)

Total intangibles, net	$13,873	(698)	13,175

Amortization expense related to these intangibles was $698,000 for both the three- and nine-month periods ended August 31, 2004 and is expected to be in the range of approximately $1.5 million to $1.6 million annually from 2005 to 2009.

6. Investment Securities and Mortgage Loans, Net

Included in our balances of investment securities and of mortgage loans, net, were $285.8 million and $60.0 million, respectively, at August 31, 2004, and $373.0 million and $46.2 million, respectively, at November 30, 2003, of assets which were pledged to creditors and can be repledged or sold by the creditors under reverse repurchase agreements.

7. Securitization Transaction

In February 2004, we sold $50.4 million face amount of a non-investment grade commercial mortgage backed security (“CMBS”) to a qualified special purpose entity (“QSPE”). This CMBS bond was resecuritized into various classes of non-recourse fixed-rate bonds comprised of $28.7 million face amount of investment grade rated bonds and $21.7 million face amount of non-investment grade rated bonds. The QSPE sold the investment grade rated bonds to unrelated third parties for net proceeds of $30.3 million, which was used to pay us for the CMBS collateral. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we recognized a pretax gain on the sale of the CMBS collateral to the QSPE of $17.3 million in the quarter ended February 29, 2004. We retained the non-investment grade rated bonds (the “retained interests”), which had an aggregate face amount and amortized cost at the time of the resecuritization of $21.7 million and $7.5 million, respectively. The retained interests are carried on our balance sheet at August 31, 2004 at an estimated fair value of $16.6 million and are classified as available-for-sale. We measure the estimated fair value of the retained interests based on the present value of the expected future cash flows, which are determined based on the expected future cash flows from the underlying CMBS. The difference between the amortized cost of the retained interests and their fair value is recorded, net of tax, in stockholders’ equity as a component of accumulated other comprehensive earnings.

8. Deferred Compensation Plan

In April 2004, we adopted the LNR Property Corporation Non-Qualified Deferred Compensation Plan (the “Plan”) that allows a selected group of members of management to defer a portion of their salaries and bonuses and to exchange up to 100% of their restricted stock for the right to receive shares in the future. All participant contributions to the Plan are vested. Salaries and bonuses that are deferred under the Plan are credited with earnings or losses based on investment decisions made by the participants. We fund our obligations under the Plan with assets that are held in a trust, but are subject to the claims of our general creditors in the event of our insolvency. At August 31, 2004, the fair market value of these assets was $1.7 million.

When a participant surrenders restricted stock under the Plan, the participant receives in exchange the right to receive in the future a number of shares of our common stock equal to the number of restricted shares that are surrendered. The surrender is reflected as a reduction in stockholders’ equity equal to the value of the restricted stock when it was issued, with an offsetting increase in stockholders’ equity to reflect a deferral of the compensation expense related to the surrendered restricted stock. Changes in the value of the shares that will be issued in the future are not reflected in the financial statements.

As of August 31, 2004, approximately 165,800 shares of restricted stock had been surrendered in exchange for rights under the Plan, resulting in a reduction of stockholders’ equity of $4.3 million fully offset by an increase in stockholders’ equity to reflect the deferral of compensation in that amount. Shares that we are obligated to issue in the future under the Plan are treated as outstanding shares in both our basic and diluted earnings per share calculations for the three and nine months ended August 31, 2004.

9. Loss on Early Extinguishment of Debt

In the first quarter of 2004, we issued $50.0 million principal amount of 7.25% senior subordinated notes due in 2013. Proceeds from the sale were primarily used to redeem $45.3 million principal amount of our 10.5% senior subordinated notes due in 2009 at a redemption price equal to 105.375%

of principal plus interest accrued to the redemption date. The redemption of the 10.5% notes at a premium resulted in a pretax loss from continuing operations of $3.4 million during the first quarter of 2004, which was included in the “Corporate and Interest” segment.

10. Commitments and Contingencies

We are obligated to provide guarantees and other commitments under various types of agreements. Except for the amounts disclosed in Note 11, none of these obligations are reflected in our financial statements. The obligations not reflected in our financial statements totaled $391.9 million at August 31, 2004. Included in this amount are $34.1 million of commitments to fund capital contributions to unconsolidated entities required by agreements or pursuant to approved annual business plans. Also included are guarantees of $357.8 million at August 31, 2004, which are discussed in Note 11.

In addition, we have been named as a defendant in certain class action lawsuits which are further discussed in Note 3.

11. Guarantees

In the ordinary course of business, we provide various guarantees which are included under the recognition, measurement, and disclosure provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others,” including: (i) standby letters of credit, generally to enhance credit or guarantee our performance under contractual obligations; (ii) guarantees of debt, generally in order for unconsolidated entities in which we own interests to obtain financing for the acquisition and development of their properties; (iii) limited maintenance guarantees, generally to certain of our unconsolidated entities’ lenders, which may require us to provide funds to these entities to maintain a required loan-to-value ratio or upon default by the borrower; (iv) surety bond reimbursement guarantees, generally related to our affordable housing syndications or to support our development obligations under development agreements with municipalities, and (v) guarantees in connection with our syndication of affordable housing tax credits, generally to provide additional funding to cover operating cash flow deficiencies, maintain specified debt service coverage ratios and cover financing shortfalls to projects upon completion if the projects’ permanent financing is insufficient to repay the projects’ construction loans. These guarantees have varying expiration dates ranging from less than one year to 28 years, and totaled $357.8 million at August 31, 2004. The fair value of these types of guarantees issued after December 31, 2002, was not material.

In accordance with SFAS No. 5, “Accounting for Contingencies,” we have recorded $11.7 million of liabilities related to obligations under certain guarantees, where payments are considered both probable and reasonably estimable. In addition, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” we have recorded $3.5 million of liabilities representing our maximum liability under non-operating guarantees and operating guarantees of an extended duration which we provided at the time we sold interests in certain affordable housing community entities, even though we do not expect to be required to perform under these guarantees.

12. Variable Interest Entities

We evaluated all of our investments and other interests in entities that may be deemed VIEs under the provisions of FIN No. 46. These included interests in CMBS and investments in certain real estate entities, including partnerships and limited liability companies.

Commercial Mortgage Backed Securities

CMBS are securities backed by loans on commercial and multi-family residential real estate properties and possess many of the characteristics of large portfolios of performing loans. Generally, the interests we own in CMBS are through qualifying special-purpose entities (“QSPE”), which are exempted from consolidation under the provisions of FIN No. 46, providing that we do not have the ability to unilaterally dissolve them. Only two of the CMBS structures in which we have an interest did not meet the requirements to be a QSPE, and were determined to be VIEs due to insufficient equity. We, however, were not deemed to be the primary beneficiary of these entities and therefore we were not required to consolidate them. At August 31, 2004, assets and liabilities of these entities were $1,108.9 million and $1,104.1 million, respectively, and our maximum exposure to loss in these entities was limited to our recorded investment of $14.2 million.

Investments In Certain Real Estate Entities

Affordable Housing Communities

During 1998, we entered into the business of owning, developing and syndicating affordable housing communities. Our ownership interests in these communities typically approximate 99% of the entities we have not yet syndicated. We continue to hold a small interest (typically ranging from less than 1% to 10%) in the communities we have syndicated, and we continue to manage those communities, for which we earn management fees. All sixty of our affordable housing unconsolidated entity interests which have been syndicated and twelve of our affordable housing unconsolidated (prior to FIN No. 46) entity interests which have not yet been syndicated are VIEs due to disproportionate voting and economic rights. We were deemed to be the primary beneficiary on the twelve entities not yet syndicated, and accordingly we consolidated these entities into our financial statements on May 31, 2004. See Note 1 for impact upon adoption of FIN No. 46. At August 31, 2004, these entities had assets and liabilities of $90.1 million and $62.8 million, respectively, including mortgage notes and other debts payable of $54.3 million. The remaining sixty unconsolidated entities had assets and liabilities of $479.6 million and $341.6 million, respectively, at August 31, 2004. Our maximum exposure to loss in these entities was limited to our investment of $18.9 million and guarantees of $70.7 million at August 31, 2004.

International Entities

We have an investment in a European unconsolidated (prior to FIN No. 46) entity, which owns a pool of commercial real estate properties located throughout France. This entity, which had assets and liabilities of $32.8 million and $0.5 million, respectively, at August 31, 2004, is a VIE due to disproportionate voting and economic rights. We were deemed to be the primary beneficiary, and accordingly consolidated this entity into our financial statements on May 31, 2004. See Note 1 for impact upon adoption of FIN No. 46.

Madison Square Company LLC

Formed in March 1999, Madison Square Company LLC (“Madison”) invests in real estate securities, primarily CMBS. Madison is a VIE; however, we were not deemed to be the primary beneficiary of Madison, and accordingly we did not consolidate the entity. At August 31, 2004, the assets and liabilities of this entity were $668.8 million and $520.6 million, respectively. The debt of the entity is in the form of securitized notes which are non-recourse to us, although we own $61.3 million face amount of those notes at a discount. At August 31, 2004, our maximum exposure to loss was limited to the amount of our recorded investment of $37.4 million (representing our 25.8% ownership interest), as well as our $36.1 million investment in the securitized notes issued by Madison.

Single-Asset Entities

We have investments in single-asset unconsolidated entities that were established to acquire, develop, reposition, manage and sell real estate assets. One of these entities, in which we purchased an interest during the second quarter of 2004, owns and operates a commercial office building and was deemed to be a VIE due to disproportionate voting and economic rights; however, we were not deemed to be the primary beneficiary of this entity, and therefore we were not required to consolidate it. At August 31, 2004, assets and liabilities of this partnership were $17.0 million and $0.7 million, respectively, and our maximum exposure to loss in this entity was limited to our investment of $2.3 million.

13. Assets Held for Sale

In the normal course of our business, we acquire, develop, redevelop, or reposition real estate properties, and then dispose of those properties when we believe they have reached optimal values. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reflect the historical operating results of properties sold or held for sale as well as our gain or loss on sale from these properties as discontinued operations in our consolidated statements of earnings and their assets and liabilities as held for sale in our consolidated balance sheets for periods prior to their sale. During the period from our adoption of SFAS No. 144 (December 1, 2002) through August 31, 2004, we sold several such properties and have reflected these properties’ assets and liabilities as held for sale in our consolidated condensed balance sheets prior to their sale date, and their historical operating results for periods prior to their sale, as well as the gain or loss on sale, as results of discontinued operations in our consolidated statements of earnings.

Assets held for sale and liabilities related to assets held for sale were comprised of the following at August 31, 2004 and November 30, 2003:

	August 31, 2004	November 30, 2003
	(In thousands)
Assets
Operating properties and equipment, net	$59,644	157,535
Other assets	850	2,294

Total assets	$60,494	159,829

Liabilities
Accounts payable	$383	847
Accrued expenses and other liabilities	2,071	9,208
Mortgage notes and other debts payable	50,900	86,250

Total liabilities	$53,354	96,305

The results of discontinued operations for the three and nine months ended August 31, 2004 and 2003, related to assets that had been sold or were held for sale after November 30, 2002, were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
	(In thousands)
Rental income	$4,544	7,457	19,531	31,553
Management and servicing fees	—	—	798	—
Interest income	3	15	104	47
Gains on sales of real estate	8,952	8,485	45,147	35,520

Total revenues and other operating income	13,499	15,957	65,580	67,120

Cost of rental operations	3,490	5,195	12,733	17,754
Depreciation	1,146	1,880	3,881	6,614
Impairment of long-lived assets	7,250	—	7,250	—
Minority interests	—	(18)	—	(19)
Interest	1,362	3,147	5,757	10,863

Total costs and expenses	13,248	10,204	29,621	35,212

Earnings before income taxes	251	5,753	35,959	31,908
Income taxes	98	2,243	14,024	11,793

Net earnings	$153	3,510	21,935	20,115

14. Impairment of Long-Lived Assets

During the quarter ended August 31, 2004, we recorded in results of discontinued operations a $7.3 million impairment charge on an office property we decided to offer for sale earlier than originally planned.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SOME OF THE STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE “FORWARD-LOOKING STATEMENTS” AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. GENERALLY, THE WORDS “BELIEVE,” “EXPECT,” “INTEND,” “ANTICIPATE,” “WILL,” “MAY” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS IN THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO, (I) CHANGES IN DEMAND FOR COMMERCIAL REAL ESTATE NATIONALLY AND INTERNATIONALLY, IN AREAS IN WHICH WE OWN PROPERTIES, OR IN AREAS (INCLUDING AREAS OUTSIDE THE UNITED STATES) IN WHICH PROPERTIES SECURING MORTGAGES DIRECTLY OR INDIRECTLY OWNED BY US ARE LOCATED, (II) CHANGES IN INTERNATIONAL, NATIONAL OR REGIONAL BUSINESS CONDITIONS WHICH AFFECT THE ABILITY OF MORTGAGE OBLIGORS TO PAY PRINCIPAL OR INTEREST WHEN IT IS DUE, (III) THE CYCLICAL NATURE OF THE COMMERCIAL REAL ESTATE BUSINESS, (IV) CHANGES IN INTEREST RATES, (V) CHANGES IN THE MARKET FOR VARIOUS TYPES OF REAL ESTATE BASED SECURITIES, (VI) CHANGES IN OUR CAPITAL STRUCTURE, DUE TO AVAILABILITY OF CAPITAL OR THE TERMS ON WHICH IT IS AVAILABLE DUE TO A PROPOSED ACQUISITION OF US OR OTHERWISE, (VII) CHANGES IN AVAILABILITY OF QUALIFIED PERSONNEL AND (VIII) CHANGES IN GOVERNMENT REGULATIONS, INCLUDING, WITHOUT LIMITATION, ENVIRONMENTAL REGULATIONS. SEE OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 2003, FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES APPLICABLE TO OUR BUSINESS.

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

On August 29, 2004, we entered into a merger agreement with a newly formed company, which will be majority owned by funds managed by Cerberus Capital Management, L.P. and other investors selected by Cerberus, under which holders of our common stock and Class B common stock will receive $63.10 per share in cash and we will become indirectly wholly owned by the newly formed company, Riley Property Holdings (see Note 3 to the unaudited consolidated condensed financial statements in Item 1).

1. RESULTS OF OPERATIONS

Adoption of SFAS No. 144

On December 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that whenever we sell or hold for sale a commercial real estate property that has its own operations and cash flows, which is a frequent occurrence since selling properties is a regular part of our business, we must reclassify the revenues and expenses of that property, both with regard to the current period and with regard to the past, and classify the gain or loss on sale of that property, as results of discontinued operations. Primarily because of this, 22% of our net earnings during the first nine months of 2004 were characterized as earnings from discontinued operations. Because selling properties is a regular part of our business, our expectation is that each year we will report a significant portion of our earnings as results of discontinued operations, and we will be required to restate prior years for comparability. Accordingly, we believe that reclassifying our operating income from properties we sell or hold for sale and treating our gain or loss from sale of those properties as results of discontinued operations, makes it difficult to determine and evaluate from our statements of earnings the performance of our real estate properties business. Because of that, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and particularly in the section regarding Real Estate Properties, we provide information that combines revenues, expenses and gains on sales with regard to properties we have sold or hold for sale, which are reflected on our statements of earnings as discontinued operations, with the operating income from commercial properties we continue to own which are not classified as held for sale. Our management uses this combined information in evaluating the performance of the real estate properties business, and believes investors may find the information helpful for this purpose as well.

The following tables show the effects of the combination with regard to the three and nine months ended August 31, 2004 and 2003:

	Three Months Ended August 31, 2004			Three Months Ended August 31, 2003
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
	(In thousands)
Revenues
Rental income	$28,689	4,544	33,233	19,112	7,457	26,569
Management and servicing fees	21,641	—	21,641	12,274	—	12,274

Total revenues	50,330	4,544	54,874	31,386	7,457	38,843

Other operating income
Equity in earnings of unconsolidated entities	14,759	—	14,759	11,088	—	11,088
Interest income	40,345	3	40,348	40,059	15	40,074
Gains on sales of:
Real estate	1,473	8,952	10,425	2,220	8,485	10,705
Investment securities	3,393	—	3,393	29,764	—	29,764
Mortgage loans	3,807	—	3,807	—	—	—
Lease termination fee	—	—	—	15,115	—	15,115
Other, net	(1,129)	—	(1,129)	(2,578)	—	(2,578)

Total other operating income	62,648	8,955	71,603	95,668	8,500	104,168

Costs and expenses
Cost of rental operations	18,779	3,490	22,269	10,705	5,195	15,900
General and administrative	27,397	—	27,397	21,895	—	21,895
Depreciation	5,883	1,146	7,029	3,976	1,880	5,856
Impairment of long-lived assets	—	7,250	7,250	15,050	—	15,050
Minority interests	(136)	—	(136)	(215)	(18)	(233)
Interest	26,430	1,362	27,792	25,098	3,147	28,245
Loss on early extinguishment of debt	—	—	—	10,343	—	10,343

Total costs and expenses	78,353	13,248	91,601	86,852	10,204	97,056

Earnings before income taxes	34,625	251	34,876	40,202	5,753	45,955
Income taxes	12,283	98	12,381	13,382	2,243	15,625

Earnings from continuing operations	22,342	153	22,495	26,820	3,510	30,330

Discontinued operations:
Loss from operating properties sold or held for sale, net of tax	(5,308)	5,308	—	(1,666)	1,666	—
Gains on sales of operating properties, net of tax	5,461	(5,461)	—	5,176	(5,176)	—

Earnings from discontinued operations	153	(153)	—	3,510	(3,510)	—

Net earnings	$22,495	—	22,495	30,330	—	30,330

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

	Nine Months Ended August 31, 2004			Nine Months Ended August 31, 2003
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
	(In thousands)
Revenues
Rental income	$76,010	19,531	95,541	58,143	31,553	89,696
Management and servicing fees	44,570	798	45,368	30,830	—	30,830

Total revenues	120,580	20,329	140,909	88,973	31,553	120,526

Other operating income
Equity in earnings of unconsolidated entities	61,314	—	61,314	36,898	—	36,898
Interest income	123,595	104	123,699	125,497	47	125,544
Gains on sales of:
Real estate	6,046	45,147	51,193	11,522	35,520	47,042
Investment securities	21,270	—	21,270	29,764	—	29,764
Mortgage loans	3,960	—	3,960	—	—	—
Lease termination fee	—	—	—	15,115	—	15,115
Other, net	(1,929)	—	(1,929)	(885)	—	(885)

Total other operating income	214,256	45,251	259,507	217,911	35,567	253,478

Costs and expenses
Cost of rental operations	47,156	12,733	59,889	31,067	17,754	48,821
General and administrative	75,147	—	75,147	65,121	—	65,121
Depreciation	15,464	3,881	19,345	11,794	6,614	18,408
Impairment of long-lived assets	—	7,250	7,250	15,050	—	15,050
Minority interests	(209)	—	(209)	(7)	(19)	(26)
Interest	77,051	5,757	82,808	69,151	10,863	80,014
Loss on early extinguishment of debt	3,440	—	3,440	10,343	—	10,343

Total costs and expenses	218,049	29,621	247,670	202,519	35,212	237,731

Earnings before income taxes	116,787	35,959	152,746	104,365	31,908	136,273
Income taxes	40,201	14,024	54,225	34,540	11,793	46,333

Earnings from continuing operations	76,586	21,935	98,521	69,825	20,115	89,940

Discontinued operations:
Loss from operating properties sold or held for sale, net of tax	(5,605)	5,605	—	(1,552)	1,552	—
Gains on sales of operating properties, net of tax	27,540	(27,540)	—	21,667	(21,667)	—

Earnings from discontinued operations	21,935	(21,935)	—	20,115	(20,115)	—

Net earnings	$98,521	—	98,521	89,940	—	89,940

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

The following tables summarize our results of operations for the three and nine months ended August 31, 2004 and 2003, after allocating among the core business segments certain non-corporate general and administrative expenses:

	Three Months Ended August 31, 2004			Three Months Ended August 31, 2003
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
	(In thousands)
Revenues and other operating income
Real estate properties	$50,050	13,499	63,549	48,845	15,957	64,802
Real estate loans	18,630	—	18,630	14,678	—	14,678
Real estate securities	44,298	—	44,298	63,531	—	63,531

Total revenues and other operating income	112,978	13,499	126,477	127,054	15,957	143,011

Costs and expenses
Real estate properties	31,587	11,886	43,473	37,091	7,057	44,148
Real estate loans	1,162	—	1,162	950	—	950
Real estate securities	7,825	—	7,825	5,207	—	5,207
Corporate and interest	37,779	1,362	39,141	43,604	3,147	46,751

Total costs and expenses	78,353	13,248	91,601	86,852	10,204	97,056

Earnings from continuing operations before income taxes
Real estate properties	18,463	1,613	20,076	11,754	8,900	20,654
Real estate loans	17,468	—	17,468	13,728	—	13,728
Real estate securities	36,473	—	36,473	58,324	—	58,324
Corporate and interest	(37,779)	(1,362)	(39,141)	(43,604)	(3,147)	(46,751)

Earnings before income taxes	34,625	251	34,876	40,202	5,753	45,955
Income taxes	12,283	98	12,381	13,382	2,243	15,625

Earnings from continuing operations	22,342	153	22,495	26,820	3,510	30,330

Discontinued operations:
Loss from operating properties sold or held for sale, net of tax	(5,308)	5,308	—	(1,666)	1,666	—
Gains on sales of operating properties, net of tax	5,461	(5,461)	—	5,176	(5,176)	—

Earnings from discontinued operations	153	(153)	—	3,510	(3,510)	—

Net earnings	$22,495	—	22,495	30,330	—	30,330

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

	Nine Months Ended August 31, 2004			Nine Months Ended August 31, 2003
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
	(In thousands)
Revenues and other operating income
Real estate properties	$154,038	65,580	219,618	126,154	67,120	193,274
Real estate loans	46,708	—	46,708	37,852	—	37,852
Real estate securities	134,090	—	134,090	142,878	—	142,878

Total revenues and other operating income	334,836	65,580	400,416	306,884	67,120	374,004

Costs and expenses
Real estate properties	83,458	23,864	107,322	80,722	24,349	105,071
Real estate loans	3,371	—	3,371	3,134	—	3,134
Real estate securities	21,343	—	21,343	17,456	—	17,456
Corporate and interest	109,877	5,757	115,634	101,207	10,863	112,070

Total costs and expenses	218,049	29,621	247,670	202,519	35,212	237,731

Earnings before income taxes
Real estate properties	70,580	41,716	112,296	45,432	42,771	88,203
Real estate loans	43,337	—	43,337	34,718	—	34,718
Real estate securities	112,747	—	112,747	125,422	—	125,422
Corporate and interest	(109,877)	(5,757)	(115,634)	(101,207)	(10,863)	(112,070)

Earnings before income taxes	116,787	35,959	152,746	104,365	31,908	136,273
Income taxes	40,201	14,024	54,225	34,540	11,793	46,333

Earnings from continuing operations	76,586	21,935	98,521	69,825	20,115	89,940

Discontinued operations:
Loss from operating properties sold or held for sale, net of tax	(5,605)	5,605	—	(1,552)	1,552	—
Gains on sales of operating properties, net of tax	27,540	(27,540)	—	21,667	(21,667)	—

Earnings from discontinued operations	21,935	(21,935)	—	20,115	(20,115)	—

Net earnings	$98,521	—	98,521	89,940	—	89,940

(1)	See discussion entitled, “Adoption of SFAS No. 144.”

Three and nine months ended August 31, 2004 compared to three and nine months ended August 31, 2003

Net earnings for the three-month period ended August 31, 2004 were $22.5 million compared to $30.3 million for the same period in 2003. The decrease was primarily due to (i) lower gains on sales of securities, primarily due to a resecuritization transaction completed in the prior year, (ii) a $7.3 million impairment charge recorded in 2004 on a real estate property asset we decided to offer for sale earlier than originally planned and (iii) higher general and administrative expenses. These decreases were partially offset by (i) a pretax loss of $10.3 million in the prior year related to the redemption at a premium of $200.0 million principal amount of our 9.375% senior subordinated notes due 2008, (ii) higher management and servicing fee income due to the growth of our special servicing activity, (iii) higher gains on sales of mortgage loans, (iv) higher equity in earnings of unconsolidated entities primarily due to higher gains on sales of assets within real estate property entities, and (v) lower income tax expense primarily due to lower pretax income. Additionally, during the third quarter of 2003, we received a lease termination fee and recorded an asset impairment charge related to one property asset which offset each other, as discussed under the caption Real Estate Properties below. Net earnings for the nine-month period ended August 31, 2004 were $98.5 million compared to $89.9 million for the same period in 2003. The increase was primarily due to (i) higher gains on sales of real estate property assets, including sales of property assets within unconsolidated entities and gains on sales of property assets characterized as earnings from discontinued operations, (ii) higher management and servicing fee income, (iii) a lower pretax loss in 2004 from the early extinguishment of debt, and (iv) higher gains on sales of mortgage loans. These increases were partially offset by (i) higher general and administrative expenses, (ii) lower gains on sales of real estate securities in 2004, (iii) the impairment charge recorded in 2004 on a real estate property asset, as discussed above, (iv) higher income tax expense primarily due to a higher pretax income, and (v) lower net rents (rental income less cost of rental operations, including net rents characterized as earnings from discontinued operations), primarily resulting from the sale of properties throughout 2003 and 2004.

On an as reported basis, revenues and other operating income for the three- and nine-month periods ended August 31, 2004 were $113.0 million and $334.8 million, respectively, compared to $127.1 million and $306.9 million for the same respective periods in 2003. On a combined basis (i.e., including revenues and gains on sales of properties classified as discontinued operations), revenues and other operating income for the three- and nine-month periods ended August 31, 2004 were $126.5 million and $400.4 million, respectively, compared to $143.0 million and $374.0 million for the same respective periods in 2003. The decrease in revenues and other operating income on a combined basis for the three-month period was primarily due to (i) lower gains on sales of securities primarily due to a resecuritization transaction completed in the prior year, and (ii) lease termination fee income received in the prior year, as discussed under the caption Real Estate Properties below. These decreases were partially offset by (i) higher management and servicing fee income, (ii) higher rental income primarily due to the acquisition of a portfolio of income producing properties in the first quarter of 2004, (iii) higher gains on sales of mortgage loans, and (iv) higher equity in earnings of unconsolidated entities, primarily due to higher gains on sales of assets within real estate property entities. The increase in revenues and other operating income on a combined basis for the nine-month period was primarily due to (i) higher gains on sales of real estate property assets, including sales of property assets within unconsolidated entities, (ii) higher management and servicing fee income, (iii) higher rental income, and (iv) higher gains on sales of mortgage loans. These increases were partially offset by the lease termination fee received in 2003 and higher gains on sales of real estate securities recorded in 2003.

Real Estate Properties

	Three Months Ended August 31, 2004			Three Months Ended August 31, 2003
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
	(In thousands)
Revenues
Rental income	$28,689	4,544	33,233	19,112	7,457	26,569
Management fees	596	—	596	586	—	586

Other operating income
Equity in earnings of unconsolidated entities	19,193	—	19,193	12,075	—	12,075
Interest income	61	3	64	68	15	83
Gains on sales of real estate	1,473	8,952	10,425	2,220	8,485	10,705
Lease termination fee	—	—	—	15,115	—	15,115
Other, net	38	—	38	(331)	—	(331)

Total revenues and other operating income	50,050	13,499	63,549	48,845	15,957	64,802

Costs and expenses
Cost of rental operations	18,779	3,490	22,269	10,705	5,195	15,900
General and administrative	7,061	—	7,061	7,575	—	7,575
Depreciation	5,883	1,146	7,029	3,976	1,880	5,856
Impairment of long-lived assets	—	7,250	7,250	15,050	—	15,050
Minority interests	(136)	—	(136)	(215)	(18)	(233)

Total costs and expenses(2)	31,587	11,886	43,473	37,091	7,057	44,148

Earnings before income taxes	$18,463	1,613	20,076	11,754	8,900	20,654

(1)	See discussion entitled, “Adoption of SFAS No. 144.”
(2)	Costs and expenses do not include interest expense.

	Nine Months Ended August 31, 2004			Nine Months Ended August 31, 2003
	As Reported	Discontinued Operations	Combined(1)	As Reported	Discontinued Operations	Combined(1)
	(In thousands)
Revenues
Rental income	$76,010	19,531	95,541	58,143	31,553	89,696
Management fees	1,592	798	2,390	2,355	—	2,355

Other operating income
Equity in earnings of unconsolidated entities	70,198	—	70,198	39,028	—	39,028
Interest income	400	104	504	313	47	360
Gains on sales of real estate	6,046	45,147	51,193	11,522	35,520	47,042
Lease termination fee	—	—	—	15,115	—	15,115
Other, net	(208)	—	(208)	(322)	—	(322)

Total revenues and other operating income	154,038	65,580	219,618	126,154	67,120	193,274

Costs and expenses
Cost of rental operations	47,156	12,733	59,889	31,067	17,754	48,821
General and administrative	21,054	—	21,054	22,825	—	22,825
Depreciation	15,464	3,881	19,345	11,794	6,614	18,408
Impairment of long-lived assets	—	7,250	7,250	15,050	—	15,050
Minority interests	(216)	—	(216)	(14)	(19)	(33)

Total costs and expenses(2)	83,458	23,864	107,322	80,722	24,349	105,071

Earnings before income taxes	$70,580	41,716	112,296	45,432	42,771	88,203

Balance sheet data:
Operating properties and equipment, net	$744,325	59,644	803,969	500,657	182,196	682,853
Assets held for sale	60,494	(60,494)	—	186,066	(186,066)	—
Land held for investment	69,218	—	69,218	55,653	—	55,653
Investments in unconsolidated entities	450,067	—	450,067	284,921	—	284,921
Other assets	30,535	850	31,385	29,117	3,870	32,987

Total segment assets	$1,354,639	—	1,354,639	1,056,414	—	1,056,414

(1)	See discussion entitled, “Adoption of SFAS No. 144.”
(2)	Costs and expenses do not include interest expense.

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

Three and nine months ended August 31, 2004 compared to three and nine months ended August 31, 2003

Earnings before income taxes from real estate properties on an as reported basis for the three- and nine-month periods ended August 31, 2004 were $18.5 million and $70.6 million, respectively, compared to $11.8 million and $45.4 million for the same respective periods in 2003. These increases were primarily due to higher gains on sales of real estate property assets within unconsolidated entities. Earnings before income taxes on a combined basis for the three- and nine-month periods ended August 31, 2004 were $20.1 million and $112.3 million, respectively, compared to $20.7 million and $88.2 million for the same respective periods in 2003. The slight decrease for the three-month period was primarily due to a $7.3 million property impairment charge taken in 2004, almost fully offset by higher gains on sales of real estate property assets within unconsolidated entities. The increase for the nine-month period was primarily due to higher gains on sales of real estate property assets, including sales of property assets within unconsolidated entities, partially offset by the impairment charge mentioned above and lower net rents.

Gains on sales of assets fluctuate from quarter to quarter primarily due to the timing of asset sales. Gains on sales of real estate property assets within unconsolidated entities were $5.9 million and $47.2 million for the three- and nine-month periods ended August 31, 2004, respectively, compared to $0.0 million and $18.5 million for the same respective periods in 2003. On an as reported basis, gains on sales of consolidated real estate property assets were $1.5 million and $6.0 million for the three- and nine-month periods ended August 31, 2004, respectively, compared to $2.2 million and $11.5 million for the same respective periods in 2003. On a combined basis, gains on sales of consolidated real estate property assets were $10.4 million and $51.2 million for the three- and nine-month periods ended August 31, 2004, respectively, compared to $10.7 million and $47.0 million for the same respective periods in 2003.

On a combined basis, net rents were $11.0 million and $35.7 million for the three- and nine-month periods ended August 31, 2004, respectively, compared to $10.7 million and $40.9 million for the same respective periods in 2003. The decrease for the nine-month period ended August 31, 2004 was primarily due to sales of properties throughout 2003 and 2004 and the loss of a tenant in the third quarter of 2003 that leased 100% of one of our office buildings, as discussed below. These decreases were partially offset by an increase in net rents from the portfolio of income producing properties acquired from Newhall Land and Farming Company (“Newhall”) late in the first quarter of 2004.

On an as reported basis and on a combined basis, the cost of rental operations as a percentage of rental income increased for both the three- and nine-month periods ended August 31, 2004, compared to the same periods in 2003, primarily due to the loss of a tenant that had leased 100% of one of our office buildings in 2003, as discussed below, and the acquisition of a hotel earlier this year (hotels generally have higher costs as a percentage of rental income). The increase for the nine-month period on a combined basis was also due to sales of operating properties in 2003 subject to triple net leases which have lower costs as a percentage of rental income.

During the third quarter of 2004, we recorded in results of discontinued operations a $7.3 million impairment charge on an office property which we decided to market for sale earlier than originally planned.

During the third quarter of 2003, we received a lease termination fee from a tenant that had originally leased 100% of one of our office buildings for ten years. As a result of the termination, we recorded lease termination fee income of $15.1 million in the third quarter of 2003, which was offset by a $15.1 million impairment charge to reflect the reduction in the building’s market value without the tenant.

The net book value of operating properties and equipment with regard to various types of properties we own at August 31, 2004, together with the yield and the occupancy for the stabilized operating properties, follows:

	Net Book Value	Occupancy Rate(1)	Yield on Net Book Value(2)
	(In thousands, except percentages)
Market-rate operating properties
Stabilized operating properties:
Office	$115,562	76%	14%
Retail	127,296	88%	11%
Industrial / warehouse	29,070	100%	14%
Ground leases	4,475	100%	11%

Commercial	276,403	86%	12%
Hotel	68,909	70%	8%

	345,312		12%

Under development or repositioning:
Office	229,767
Retail	50,201
Industrial / warehouse	1,902
Ground leases	368

Commercial	282,238
Multi-family	17,881
Hotel	28,003

	328,122

Total market-rate operating properties	673,434
Affordable housing communities	119,030

Total operating properties	792,464
Furniture, fixtures and equipment	11,505

	803,969
Assets held for sale	(59,644)

Total operating properties and equipment	$744,325

(1)	Occupancy rate at August 31, 2004.
(2)	Yield for purposes of this schedule is rental income less cost of rental operations before commissions and non-operating expenses during the nine-month period ended August 31, 2004, annualized.

As of both August 31, 2004 and 2003, our market-rate stabilized operating property portfolio, including assets held for sale, was yielding in total approximately 12% on net book value. As of August 31, 2004 and 2003, our market-rate development or repositioning portfolio, including assets held for sale, was yielding in total 3% and 5%, respectively, on net book value.

Occupancy levels for our market-rate stabilized commercial real estate property portfolio, including assets held for sale, decreased to 86% at August 31, 2004, compared to 91% at August 31, 2003. The decrease in the occupancy levels was primarily due to a decrease in the square footage leased by a major tenant in a class “A” office building located in Atlanta, Georgia.

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

Our net investment in our affordable housing communities at August 31, 2004, was as follows:

August 31, 2004
(In thousands)
Operating properties	$119,030
Investments in unconsolidated entities	18,868
Debt and other	(123,548)

Net investment in affordable housing communities	$14,350

As of August 31, 2004, we had been awarded and held rights to $17.7 million in gross tax credits, compared with $60.3 million in gross tax credits at August 31, 2003. Our net investment in affordable housing communities at August 31, 2004 was $14.4 million, compared to $49.2 million at August 31, 2003. The decrease in tax credits and in our investment in affordable housing communities primarily reflects the sale and syndication of interests in affordable housing community entities. For certain syndicated affordable housing communities under development, we have recorded the receipt of syndication proceeds as liabilities under the deposit method of accounting. We expect to record the sale of these properties upon completion and lease up, which will further reduce the balance of operating properties and debt related to our affordable housing communities.

Real Estate Loans

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
	(In thousands)
Revenues
Management fees	$159	592	691	1,278

Other operating income
Interest income	14,967	14,043	41,883	36,294
Equity in (losses) earnings of unconsolidated entities	(201)	(47)	275	204
Gains on sales of mortgage loans	3,807	—	3,960	—
Other, net	(102)	90	(101)	76

Total revenues and other operating income	18,630	14,678	46,708	37,852

Costs and expenses
General and administrative	1,162	950	3,371	3,134

Total costs and expenses(1)	1,162	950	3,371	3,134

Earnings before income taxes	$17,468	13,728	43,337	34,718

Balance sheet data:
Mortgage loans, net	$455,379	449,811	455,379	449,811
Investments in unconsolidated entities	3,782	1,241	3,782	1,241
Other assets	7,426	2,609	7,426	2,609

Total segment assets	$466,587	453,661	466,587	453,661

(1)	Costs and expenses do not include interest expense.

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

Over the past several years, the majority of investing activity within the real estate loan segment has been in structured junior participations in short- to medium-term variable-rate real estate loans (“B-notes”), most of which represent participations in first mortgage loans. Most of our B-note investments are match-funded with variable-rate debt of similar term. At August 31, 2004, we had no delinquencies in our B-note portfolio.

Three and nine months ended August 31, 2004 compared to three and nine months ended August 31, 2003

Earnings before income taxes from real estate loans for the three- and nine-month periods ended August 31, 2004 were $17.5 million and $43.3 million, respectively, compared to $13.7 million and $34.7 million for the same respective periods in 2003. These increases were primarily attributable to higher gains on sales of mortgage loans and higher interest income.

Gains on sales of mortgage loans for the three- and nine-month periods ended August 31, 2004 were $3.8 million and $4.0 million, respectively, compared to $0.0 million and $0.0 million for the same respective periods in 2003. During the third quarter of 2004, we sold a mortgage loan assumed by us through the unwinding of a CMBS trust, which occurred during the second quarter of 2004, for a gain of $3.8 million.

Interest income from real estate loans for the three- and nine-month periods ended August 31, 2004 was $15.0 million and $41.9 million, respectively, compared to $14.0 million and $36.3 million for the same respective periods in 2003. The increase for the nine-month period primarily reflects a higher average level of loan investments during 2004, partially offset by income in 2003 realized from profit participation collections on certain mezzanine loans and the payoff of a loan acquired at a discount.

During the quarter ended August 31, 2004, we funded two additional B-note investments for $58.1 million and we received $94.4 million from the payment in full of four B-note investments and the partial sale of one B-note investment, bringing the total B-note principal balance to $455.6 million at August 31, 2004.

Real Estate Securities

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
	(In thousands)
Revenues
Management and servicing fees	$20,886	11,096	42,287	27,197

Other operating income
Interest income	25,317	25,948	81,312	88,890
Equity in losses of unconsolidated entities	(4,233)	(940)	(9,159)	(2,334)
Gains on sales of investment securities	3,393	29,764	21,270	29,764
Other, net	(1,065)	(2,337)	(1,620)	(639)

Total revenues and other operating income	44,298	63,531	134,090	142,878

Costs and expenses
General and administrative	7,825	5,207	21,336	17,449
Minority interests	—	—	7	7

Total costs and expenses(1)	7,825	5,207	21,343	17,456

Earnings before income taxes	$36,473	58,324	112,747	125,422

Balance sheet data:
Investment securities	$1,033,804	986,723	1,033,804	986,723
Investments in unconsolidated entities	40,158	94,149	40,158	94,149
Other assets	31,507	16,253	31,507	16,253

Total segment assets	$1,105,469	1,097,125	1,105,469	1,097,125

(1)	Costs and expenses do not include interest expense.

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

During the third quarter of 2004, we acquired Hatfield Philips International (“HPI”), a European commercial real estate loan servicer. HPI is a Fitch and Standard & Poor’s rated servicer and special servicer, with several years of loan servicing experience across Europe. The acquisition of HPI did not have a material impact on our financial position or results of operation for the third quarter of 2004.

Three and nine months ended August 31, 2004 compared to three and nine months ended August 31, 2003

Earnings before income taxes from real estate securities for the three- and nine-month periods ended August 31, 2004 were $36.5 million and $112.7 million, respectively, compared to $58.3 million and $125.4 million for the same respective periods in 2003. For the three-month period ended August 31, 2004, the decrease reflects lower gains on sales of securities and higher equity in losses of unconsolidated entities, partially offset by higher management and servicing fees. The decrease for the nine-month period reflects lower gains on sales of securities, lower interest income, higher equity in losses of unconsolidated entities and higher operating expenses, partially offset by higher management and servicing fee income.

Gains on sales of securities were $3.4 million and $21.3 million for the three- and nine-month periods ended August 31, 2004, respectively, compared to $29.8 million and $29.8 million for the same respective periods in 2003. During the current year, gains on sales of securities were primarily due to the sale in the first quarter of 2004 of $28.7 million face amount of investment grade CMBS through a resecuritization of one non-investment grade rated CMBS bond. The $28.7 million face amount of investment grade bonds were sold to unrelated third parties for total cash proceeds of $30.3 million, resulting in a pretax gain of $17.3 million. During the third quarter of 2003, we sold $420 million face amount of investment grade CMBS through a resecuritization of a pool of non-investment grade CMBS investments and recognized a pretax gain of $29.3 million.

Equity in losses of unconsolidated entities were $4.2 million and $9.2 million for the three- and nine-month periods ended August 31, 2004, respectively, compared to $0.9 million and $2.3 million for the same respective periods in 2003. The decline in earnings was primarily due to reduced income from Madison because of lower interest income resulting from the timing and amount of expected principal collections related to short-term floating-rate securities owned by the venture and higher interest expense due to a refinancing within the venture. Madison refinanced its debt in the second quarter of 2004 through a resecuritization of most of its CMBS portfolio (the “CDO”). Approximately $1.1 billion face amount of non-investment grade CMBS was resecuritized into various classes of non-recourse bonds comprised of $524 million face amount of investment grade rated notes, $120 million face amount of non-investment grade rated notes, and $412 million of unrated notes. The investment grade notes were sold to one of the partners, generating sufficient proceeds to repay Madison’s existing debt. The non-investment grade notes were distributed pro rata to the Madison partners, and Madison retained the unrated notes. The CDO, which effectively match-term financed Madison’s assets with its liabilities, was accounted for as a financing. At the end of the third quarter of 2004, our investment in Madison was $37.4 million. Since inception, we have received $185.8 million in cash distributions and fees from Madison on an original investment of $90.1 million.

Interest income was $25.3 million and $81.3 million for the three- and nine-month periods ended August 31, 2004, respectively, compared to $25.9 million and $88.9 million for the same respective periods in 2003. The decrease for the nine-month period was primarily related to a lower average level of CMBS investments during the 2004 period, mostly due to the resecuritization transaction in 2003, and a higher level of write-downs on certain bonds due to cash flow projections where we utilized the highest anticipated level of loss severity among possible outcomes.

In recording CMBS interest income, we recognize the amount by which cash flows over the life of a security are expected to exceed our initial investment as interest income to achieve a level yield. Our initial and ongoing estimates of cash flows from CMBS investments are made by management based on certain assumptions, which include, but are not limited to, anticipated collectibility of principal and interest on the underlying loans and the anticipated amount and timing of projected principal repayments or losses. Changes in cash flow estimates could materially affect the interest income that is recognized in future periods.

Since we invest in subordinated classes of CMBS, we generally do not receive principal payments until the principal of the senior classes of an issue is paid in full. However, we are currently receiving principal payments from 18 classes of our CMBS securities, and 44 classes (excluding securities sold in resecuritization transactions in 2004, 2003 and 2002) have reached economic maturity either through the collection of principal, liquidation of the trust, or sale. Through resecuritization transactions completed in 2004, 2003 and 2002, we also sold an additional 121 classes of securities and portions of 101 other classes.

During the quarter ended August 31, 2004, we acquired $208.1 million face amount of non-investment grade CMBS for $100.1 million. The following is a summary of the CMBS portfolio we held at August 31, 2004, categorized based on the bonds’ ratings at the time of purchase:

	Face Amount	Weighted Average Interest Rate	Book Value	% of Face Amount	Weighted Average Cash Yield(1)	Weighted Average Book Yield(2)
	(In thousands, except percentages)
Fixed-rate:
BB rated or above	$568,704	6.23%	$399,176	70.2%	8.9%	11.1%
B rated	521,691	6.54%	248,337	47.6%	12.9%	12.9%
Unrated	1,270,272	5.68%	174,783	13.8%	34.7%	22.2%

Total	2,360,667	6.00%	822,296	34.8%	15.6%	14.0%

Floating-rate/short-term:
BB rated or above	56,528	7.78%	39,653	70.1%	11.1%	7.6%
B rated	30,188	7.12%	28,361	93.9%	8.2%	7.6%
Unrated	52,598	14.58%	26,496	50.4%	33.7%	22.1%

Total	139,314	10.21%	94,510	67.8%	16.5%	11.7%

Total amortized cost	2,499,981	6.23%	916,806	36.7%	15.7%	13.7%
Excess of estimated fair value over amortized cost	—		116,998

Total CMBS portfolio(3)	$2,499,981		$1,033,804

(1)	Cash yield is determined by annualizing the actual cash received during the month of August 2004, and dividing the result by the book value at August 31, 2004.
(2)	Book yield is determined by annualizing the interest income for the month of August 2004, and dividing the result by the book value at August 31, 2004.
(3)	This table excludes CMBS owned through unconsolidated entities.

At August 31, 2004, our overall annualized weighted average cash and book yields were approximately 16% and 14%, respectively, compared with approximately 16% and 15% for cash and book yields, respectively, at August 31, 2003.

Management and servicing fee income was $20.9 million and $42.3 million for the three- and nine-month periods ended August 31, 2004, respectively, compared to $11.1 million and $27.2 million for the same respective periods in 2003. The increases were primarily due to the growth of our special servicing activity.

Operating expenses were $7.8 million and $21.3 million for the three- and nine-month periods ended August 31, 2004, respectively, compared to $5.2 million and $17.4 million for the same respective periods in the prior year, primarily due to increases in personnel and out-of-pocket expenses directly related to the growth of our CMBS portfolio and increased special servicing activity.

Corporate and Interest Expense

Three and nine months ended August 31, 2004 compared to three and nine months ended August 31, 2003

Corporate costs and expenses, excluding interest expense and loss on early extinguishment of debt, were $11.3 million and $29.4 million for the three- and nine-month periods ended August 31, 2004, respectively, compared to $8.2 million and $21.7 million for the same respective periods in 2003. The increase for both the three- and nine-month periods was due to increased staffing levels and the accrual of legal and other costs incurred in the third quarter of 2004 related to the proposed acquisition as discussed in Note 3 to the unaudited consolidated condensed financial statements in Item 1. The increase for the nine-month period was also due to amortization related to restricted stock granted to senior officers in the second quarter of 2003.

On an as reported basis, interest expense was $26.4 million and $77.1 million for the three- and nine-month periods ended August 31, 2004, respectively, compared to $25.1 million and $69.2 million for the same respective periods in 2003. On a combined basis, interest expense was $27.8 million and $82.8 million for the three- and nine-month periods ended August 31, 2004, respectively, compared to $28.2 million and $80.0 million for the same respective periods in 2003. The decrease on a combined basis for the three-month period ended August 31, 2004, compared to the same period in 2003, was primarily due to lower average interest rates, partially offset by higher average debt balances. The increase on a combined basis for the nine-month period ended August 31, 2004, compared to the same period in 2003, was primarily due to higher average debt balances, partially offset by lower average interest rates. The weighted average interest rate on outstanding debt was 5.9% at August 31, 2004, compared to 6.4% at August 31, 2003.

Included in corporate costs and expenses for the nine-month period ended August 31, 2004 was a pretax loss of $3.4 million recorded in earnings from continuing operations related to the redemption at a premium of $45.3 million principal amount of our 10.5% senior subordinated notes due 2009. Included in corporate costs and expenses for the three- and nine-month periods ended August 31, 2003, was a pretax loss of $10.3 million recorded in earnings from continuing operations related to the redemption at a premium of $200.0 million principal amount of our 9.375% senior subordinated notes due 2008.

Income Tax Expense

Three and nine months ended August 31, 2004 compared to three and nine months ended August 31, 2003

On an as reported basis, income tax expense was $12.3 million and $40.2 million for the three- and nine-month periods ended August 31, 2004, respectively, compared to $13.4 million and $34.5 million for the same respective periods in 2003. On a combined basis, income tax expense was $12.4 million and $54.2 million for the three- and nine-month periods ended August 31, 2004, respectively, compared to $15.6 million and $46.3 million for the same respective periods in 2003. On a combined basis, the effective tax rate for the nine-month period ended August 31, 2004 was 35.5% compared to 34.0% for the same period in 2003. The increase in the effective tax rate was primarily due to lower affordable housing tax credits.

2. LIQUIDITY AND FINANCIAL RESOURCES

Our operating activities provided $85.2 million of cash for the nine-month period ended August 31, 2004, compared to $43.1 million for the same period in 2003. The increase in cash provided by operating activities was primarily due to an increase in accounts payable and accrued liabilities in 2004 compared to a decrease in 2003, primarily due to a reduction in our deferred tax liability in 2003 and a greater level of deposits from affordable housing syndications. This increase was partially offset by a greater increase in other assets.

Our investing activities used $280.3 million of cash for the nine-month period ended August 31, 2004, and provided $212.8 million of cash for the same period in 2003. The increase in cash used in investing activities was primarily due to (i) lower proceeds from sales of investment securities primarily because there was a large resecuritization transaction in 2003, (ii) a higher level of investment spending on operating properties and investments in unconsolidated entities, primarily related to the acquisition of Newhall in the first quarter of 2004, (iii) an increase in restricted cash, primarily due to cash held in escrow to be used for future asset purchases, and (iv) a higher level of investment spending on land held for investment. These increases in cash used in investing activities were partially offset by (i) higher proceeds from sales of operating properties, (ii) a lower level of investment spending on investment securities, and (iii) higher distributions of capital from unconsolidated entities, primarily due to a higher level of sales of property assets within unconsolidated entities.

Our financing activities provided $197.1 million of cash for the nine-month period ended August 31, 2004, and used $241.2 million of cash for the same period in 2003. The increase in cash provided by financing activities was primarily due to (i) higher net proceeds under repurchase agreements and revolving credit lines, (ii) a lower level of purchases and retirements of treasury stock, and (iii) higher net proceeds from mortgage notes and other debts payable. These increases were partially offset by lower net proceeds from the issuance of senior subordinated notes.

We continue to diversify our capital structure and to manage our debt position with a combination of short-, medium- and long-term financings with a goal of matching the maturities of our debt with the expected lives of our assets.

At August 31, 2004, we had $1.9 billion of available liquidity, which included just under $1.9 billion of cash and availability under existing credit facilities, and $69.9 million under committed project level term financings.

We have a $400.0 million unsecured revolving credit facility, which is recourse to us and matures in July 2006 assuming a one-year extension option is exercised. At August 31, 2004, this facility had an outstanding balance of $4.6 million, and we had $12.6 million of outstanding letters of credit utilizing this facility. Interest is variable and is based on a range of LIBOR plus 175 – LIBOR plus 325, depending on our leverage. At August 31, 2004, interest was LIBOR plus 200. The facility contains certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities.

We have various secured revolving lines of credit with an aggregate commitment of $446.3 million, all of which is recourse to us. At August 31, 2004, $16.6 million was outstanding under these revolving lines of credit. Interest is variable and is based on a range of LIBOR plus 75 – LIBOR plus 250. These lines are collateralized by CMBS and mortgage loans with maximum maturity through February 2009. The agreements contain certain financial tests and restrictive covenants, none of which are currently expected to restrict our activities.

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

At August 31, 2004, we had eight repos through which we financed selected CMBS and B-notes. Our repos are summarized as follows:

Commitment Amount	Outstanding Amount	Collateral Type	Interest Rate	Maturity Date	Recourse
(In thousands)
$100,000	$51,304	CMBS	LIBOR + 150-250	April 2007	Non-recourse
150,000	49,088	CMBS	LIBOR + 125-225	April 2005	Non-recourse
3,687	3,687	CMBS	LIBOR + 125	September 2004	Non-recourse
430,000	18,626	CMBS	LIBOR + 150-300	January 2008	Limited recourse(1)
120,000	4,385	CMBS	LIBOR + 150-190	January 2005	Recourse
75,000	—	B-notes	LIBOR + 150-225	February 2006	Non-recourse
100,000	—	B-notes	LIBOR + 150-225	February 2007	Recourse
100,000	—	B-notes	LIBOR + 175-275	November 2007	Recourse

$1,078,687	$127,090

(1)	$18.6 million of the commitment is recourse.

We have seller financing in the form of a term loan for one mortgage loan investment, which we have guaranteed. This facility had an outstanding balance of $8.1 million at August 31, 2004, and matures in July 2005, which matches the maturity date of the mortgage loan securing the facility. Interest on this term loan is variable at LIBOR plus 125.

At August 31, 2004, we had $985.2 million of long-term unsecured senior subordinated notes outstanding. $235.0 million of these notes bear interest at 5.5%, are due in March 2023, and can be converted into our common stock if the market price of our common stock exceeds 120% of the conversion price of $45.28 during certain periods or in other specified instances, as discussed in Note 2 to our unaudited consolidated condensed financials statements in Item 1. We expect these conditions to be met and the notes to be convertible during the fourth quarter of 2004. $350.0 million of these notes bear interest at 7.625% and are due in July 2013. $400.2 million of these notes bear interest at 7.25% and are due in October 2013.

Approximately 35% of our existing indebtedness bears interest at variable rates. However, most of our investments generate interest or rental income at essentially fixed rates. We have entered into derivative financial instruments, primarily interest rate swaps, to manage our interest costs and hedge against risks associated with changing interest rates on our debt portfolio. We believe our interest rate risk management policy is generally effective. Nonetheless, our profitability may be adversely affected during particular periods as a result of changing interest rates. Additionally, hedging transactions using derivative instruments involve risks such as counterparty credit risk. The counterparties to our arrangements are major financial institutions, rated A- or better, with which we and our affiliates may also have other financial relationships.

We continue our efforts to maintain a highly match-funded balance sheet. In order to minimize the effects of interest rate risk, we seek to match fixed-rate assets with fixed-rate debt, and floating-rate assets with floating-rate debt. As of August 31, 2004, we estimate that a 100 basis point increase in LIBOR would increase our net earnings by $0.2 million, or $0.01 per share diluted. At August 31, 2004, our weighted average debt maturity was 6.7 years, which we believe matches well with our expected asset holding periods.

During the quarter ended August 31, 2004, we did not purchase any shares of our common stock under our stock repurchase program or our Employee Share Repurchase Plan. As of August 31, 2004, there were 3.4 million shares remaining that we were authorized to buy back under our stock repurchase program. However, additional share repurchases could adversely affect our credit ratings.

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

Commitments and Contingent Obligations

We are obligated, under various types of agreements, to provide guarantees. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have recorded $11.7 million of liabilities related to obligations under certain guarantees, where payments are considered to be both probable and reasonably estimable. In addition, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” we have recorded $3.5 million of liabilities representing our maximum liability under non-operating guarantees and operating guarantees of an extended duration which we provided at the time of sale of certain interests in affordable housing community entities, even though we do not expect to be required to perform under these guarantees. Except for the amounts described above, our guarantees and similar commitments are not reflected in our financial statements. At August 31, 2004, they include:

		Amount of Commitment Expiration Per Period
	Outstanding Commitments	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In millions)
Standby letters of credit	$12.7	8.7	4.0	—	—
Guarantees of debt(1)	27.5	7.1	13.0	6.0	1.4
Limited maintenance guarantees	237.6	37.6	—	—	200.0
Committed capital contributions	34.1	31.5	2.6	—	—
Performance/surety bonds	44.4	13.2	—	1.0	30.2
Affordable housing communities - other	35.6	17.0	12.7	5.7	0.2

Total commitments	$391.9	115.1	32.3	12.7	231.8

(1)	See “Investments in Unconsolidated Entities” section below for further discussion.

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

At August 31, 2004, we had investments in unconsolidated entities of $494.0 million. Summarized financial information on a combined 100% basis related to our investments in unconsolidated entities accounted for by the equity method at August 31, 2004 (based upon information provided by these entities), follows:

	LNR Investment	LNR Financial Interest(1)	Total Entity Assets		Total Entity Liabilities
	(In thousands, except percentages)
Properties:
Single-asset entities	$46,602	50% - 75%	$220,672		127,020	(2)
Investments with Lennar:
LandSource	102,514	50%	345,831		140,602	(3)
Newhall	196,963	50%	1,002,340		608,413
Other	41,084	13% - 50%	179,413		87,702	(4)
Affordable housing communities	18,868	<1% - 49%	479,576		341,630	(5)

	406,031		2,227,832		1,305,367
International	44,036	37% - 50%	166,663	(7)	91,836

	450,067		2,394,495		1,397,203

Loans:
Discounted portfolios of commercial mortgage loans	3,782	15% - 50%	28,470		20,282

Securities:
Madison	37,429	26%	668,789		520,615
Other	2,729	50% - 70%	36,870		32,596

	40,158		705,659		553,211

Total	$494,007		$3,128,624		1,970,696	(6)

(1)	Although we may own a majority financial interest in certain entities, we do not consolidate those non-VIE entities in which control is shared or in which less than a controlling interest is held. See further discussion under the heading of “Basis of Presentation and Consolidation” within Note 1 to our unaudited consolidated condensed financial statements.
(2)	Only $7.9 million is recourse to us.
(3)	Only $6.0 million is recourse to us.
(4)	Only $13.0 million is recourse to us.
(5)	Only $0.6 million is recourse to us.
(6)	Debt is non-recourse to us except for the $27.5 million noted in footnotes 2, 3, 4, and 5 above and in the Commitments and Contingent Obligations table above.
(7)	Total partnership assets include an investment in an unconsolidated partnership which in turn has investments in properties with a net book value of $2.2 billion.

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

Management believes there have been no significant changes during the nine-month period ended August 31, 2004 to the items that we have disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

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

Item 4. Controls and Procedures.

For many years we have had procedures in place for gathering the information that is needed to enable us to file required quarterly and annual reports with the Securities and Exchange Commission (“SEC”). However, because of additional disclosure requirements imposed by the SEC in August 2002, many of which were required by the Sarbanes-Oxley Act of 2002, we formed a committee consisting of the people who are primarily responsible for the preparation of those reports, including our General Counsel and our Principal Accounting Officer, to review and formalize our procedures, and to have ongoing responsibility for designing and implementing our disclosure controls and procedures (i.e., the controls and procedures by which we ensure that information we are required to disclose in the annual and quarterly reports we file with the SEC is processed, summarized and reported within the required time periods). On September 24, 2004, our Chief Executive Officer and Chief Financial Officer participated in an evaluation by that committee of our disclosure controls and procedures. Based upon their participation in that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2004, our disclosure controls and procedures were adequately designed to ensure that all the required information was disclosed on a timely basis in our reports filed under the Securities Exchange Act.

Our Chief Executive Officer and Chief Financial Officer also participated in an evaluation on September 24, 2004, by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2004. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In September 2004, three persons (Eastside Investors, LLP, Aaron L. Brody and George Caton) who asserted that they were our stockholders filed purported class action lawsuits against us and the members of our Board of Directors in the Court of Chancery of the State of Delaware in and for New Castle County. These cases have been consolidated under the name In Re LNR Property Corp. Shareholder Litigation (Consolidated C.A. No. 674-N). In addition, one person (Carol Heyman) who asserted that she was our stockholder filed a purported class action lawsuit against us and the members of our Board of Directors in the 11th Judicial Circuit in and for Miami-Dade County, Florida.

Each of these lawsuits alleges, among other things, that the terms of the sale transaction discussed in Note 3 to the unaudited consolidated condensed financial statements in Item 1 are unfair to our stockholders, that the consideration to be paid to our stockholders is inadequate, and that our Board of Directors breached its fiduciary duties to our stockholders. Each of them states that the allegedly unfair terms and inadequate consideration were intended to benefit the Miller family through their investment in Riley Property Holdings. Some of the lawsuits allege that the transaction benefits certain members of management to the detriment of our shareholders due to management’s ownership of 4.6% of the acquiring company, certain of our officers continuing as officers of the acquiring company and the receipt by certain officers of change-in-control payments. Each of these lawsuits seeks declaratory and injunctive relief and monetary damages, including, but not limited to: (i) a declaration that the lawsuit is properly maintainable as a class action; (ii) a grant of preliminary and permanent injunctive relief against consummation of the merger; or (iii) in the event the merger is consummated, a rescission of the merger or an award of rescissory damages to the shareholders. We believe that each of these actions is without merit and intend to defend each of them vigorously.

We are not subject to any other legal proceedings other than suits in the ordinary course of our business, most of which are covered by insurance. We believe these suits will not, in the aggregate, have a material adverse effect upon us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 2003	—	—	—	3,390,375
January 2004	90,000	$49.445	90,000	3,390,375
February 2004	—	—	—	3,390,375
March 2004	—	—	—	3,390,375
April 2004	40,000	$53.650	40,000	3,390,375
May 2004	—	—	—	3,390,375
June 2004	—	—	—	3,390,375
July 2004	—	—	—	3,390,375
August 2004	—	—	—	3,390,375

(1)	Our Board of Directors approved a stock repurchase program authorizing us to buy back up to 12.5 million shares of our common stock. This repurchase program was first authorized in 1998. In January 2001, our Board of Directors approved the Employee Share Repurchase Plan. Under the Employee Share Repurchase Plan, employees can request that we consider purchasing shares of common stock that the employees acquired through the exercise of stock options or whose common stock became non-forfeitable on a restricted stock vesting date. If the purchase is approved by the Board of Directors or a committee designated by the Board of Directors, we will purchase the shares at the market price on the applicable stock purchase date. 90,000 and 40,000 shares were purchased by us during the months of January 2004 and April 2004, respectively, under the Employee Share Repurchase Plan.
(2)	Excludes the Employee Share Repurchase Plan, as each purchase requires approval by the Board of Directors or a committee designated by the Board of Directors.

Item 3-5. Not applicable.

Item 6. Exhibits.

See Exhibit Index following the signature page, which is incorporated herein by reference.

The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: October 15, 2004	/s/ Shelly Rubin
Shelly Rubin
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

99.1*	Agreement and Plan of Merger among the Company, Riley Property Holdings LLC and Riley Acquisition Sub Corp., dated August 29, 2004.

99.2*	Voting Agreement among Riley Property Holdings, LLC, Stuart Miller, The LM Stuart Miller Irrevocable Trust U/A 10/6/94, MFA Limited Partnership, The Miller Charitable Fund, L.P. and the Company, dated August 29, 2004.

*	Incorporated herein by reference to our Form 8-K dated August 29, 2004.